Form 10-Q
period 1995-09-30
TEXAS REGIONAL BANCSHARES INC
filed 1995-11-01
CIK 787648

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                    For the Quarterly Period Ended September 30, 1995

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

        For the transition period from ------------------- to -------------------

                          Commission File No. 0-14517

                        TEXAS REGIONAL BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

               TEXAS                           74-2294235
  (State or other jurisdiction of             (IRS employer
  incorporation or organization)         identification number)

                                 P.O. BOX 5910
                            3700 N. TENTH, SUITE 301
                              MCALLEN, TEXAS 78502
                    (Address of principal executive offices)

                                  210/631-5400
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES /X/    No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Voting Common Stock 6,193,629 shares $1 par value, outstanding as of October 23, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The information called for by Item 1. is Incorporated herein by reference to pages 4 through 12 of the Texas Regional Bancshares, Inc. Third quarter Report to Shareholders (September 30, 1995).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for by Item 2. is incorporated herein by reference to pages 13 through 24 ("Management's Discussion and Analysis of Financial Condition and Results of Operations"), of the Texas Regional Bancshares, Inc. Third quarter Report to Shareholders (September 30, 1995).

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.
  19   Texas Regional Bancshares, Inc. Third Quarter Report to Shareholders
(September 30, 1995)

  27.   Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Texas Regional Bancshares, Inc.

                                                                                                             DATE
                                                                                                      -------------------

                /s/ G. E. RONEY
     -------------------------------------        Chairman of the Board, President & Chief Executive  October 31, 1995
                  G. E. Roney                      Officer

            /s/ GEORGE R. CARRUTHERS
     -------------------------------------        Executive Vice President & Chief Financial Officer  October 31, 1995
              George R. Carruthers