Form 10-K
period 1995-12-31
TEXAS REGIONAL BANCSHARES INC
filed 1996-03-27
CIK 787648

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
 X    ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
----  ACT OF 1934

For the fiscal year ended December 31, 1995
                                  or
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

Commision File No. 0-14517

                           TEXAS REGIONAL BANCSHARES, INC.
                (Exact name of registrant as specified in its charter)

              Texas                              74-2294235
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

             3700 North 10th Suite 301, McAllen, Texas          78501
              (Address of principal executive office)        (Zip Code)

          Registrant's telephone number, including area code:  210-631-5400

             Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Exchange
              Title of Class                     on Which Registered
              --------------                     -------------------

                   None                                 None

             Securities registered pursuant to Section 12(g) of the Act:
                   Class A Voting Common, $1.00 Per Value Per Share
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ----     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation 8-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this form 10-K.             [   ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1996 was $83,320,599.

    The number of shares outstanding of each of the issuer's classes of common stock, as of March 18, 1996 are as follows:

                       Class A Voting Common - 6,196,791 shares

                         DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting on May 20, 1996                   Part III

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Texas Regional Bancshares, Inc. ("Texas Regional" or the "Company"), a Texas business corporation registered as a bank holding company under the Bank Holding Company Act of 1956, was incorporated in 1983. Texas Regional commenced operations as a bank holding company with the acquisition of Texas State Bank, McAllen, Texas, and Harlingen State Bank, Harlingen, Texas ("Harlingen State Bank") in May 1984. In March 1992, the Company acquired Mid Valley Bank, Weslaco, Texas ("Mid Valley Bank") and merged Harlingen State Bank and Mid Valley Bank into Texas State Bank (the "Bank"). In 1995, Texas State Bank acquired the Rio Grande City and Roma branches of First National Bank of South Texas (the "RGC/Roma Branch Acquisitions"). Texas State Bank, which is the Company's sole subsidiary, operates nine banking locations in the Rio Grande
Valley: four banking locations in McAllen (including its main office), two banking locations in Weslaco, and one banking location each in Harlingen, Rio Grande City and Roma. At December 31, 1995, Texas Regional had consolidated total assets of $646.8 million, loans outstanding (net of unearned discount) of $450.9 million, total deposits of $579.7 million, and shareholders' equity of $62.7 million.

    The business strategy of Texas Regional is for the Bank to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local appeal and level of service of a community bank. The Board of Directors and senior management of the Company have maintained the Company's community orientation by tailoring products and services to meet community and customer needs. Management believes that the Company is well positioned in its market due to its responsive customer service, the strong community involvement of Texas State Bank management and employees, recent trends in the Texas banking environment in general and the economy of the Rio Grande Valley in particular. Management's strategy is to provide a business culture in which individual customers and small and medium sized businesses are accorded the highest priority in all aspects of the Company's operations. Management believes that individualized customer service will allow the Company to increase its market share in lending volume and deposits. As part of its operating and growth strategies, the Company is working to continue to attract business from, and provide service to, small and medium sized businesses, and expand operations in the Rio Grande Valley. Management believes that the Mergers are consistent with this strategy.

    By   maximizing  personal  knowledge  of  and  contact  with  customers  and endeavoring to understand the needs and preferences of its customers, the Company is working to maintain and further enhance its reputation of providing excellent customer service, allowing it to achieve its growth and earnings goals. The Company has developed an organizational structure that allows it to make credit and other banking decisions rapidly. Management believes that this structure, when compared to competing financial institutions, enables the Company to provide a higher degree of service and increased flexibility to creditworthy customers.

    The Bank continues to focus on small and medium sized businesses and individual customers as its principal market, and seeks to provide services to its customers across all product lines. Many financial institutions in the Rio Grande Valley have become part of much larger state-wide or national organizations. Management believes that the acquiring institutions in many cases have shifted decision making and operations out of the Rio Grande Valley, and therefore have decreased the level of personal service that the Company seeks to provide to small and medium sized businesses that are the core of the Company's existing business and marketing efforts. The Company intends to continue to target its marketing efforts to those businesses and individuals who prefer the personalized customer service emphasized by the Company.

    Bank management and other employees participate actively in a wide variety of civic and community activities and organizations, including local chambers of commerce, industrial foundations and charitable and civic activities such as educational institutions, health care organizations and the McAllen Affordable Housing Corporation. Management has also been actively involved in organizations to promote border trade and economic development. The Company believes that these activities assist the Bank through increased visibility and through development and maintenance of customer relationships.

    For its business customers, Texas State Bank offers checking facilities, certificates of deposit, short term loans for working capital purposes, construction financing, mortgage loans, term loans for fixed asset and expansion needs, and other commercial loans. The services provided for individuals by Texas State Bank include checking accounts, savings accounts, certificates of deposit, individual retirement accounts and consumer loan programs, including installment loans for home repair and for purchases of consumer goods, including automobiles, trucks and boats, and mortgage loans. Texas State Bank also provides travelers checks, money orders and safe deposit facilities, and offers trust services.

    The Bank has also expanded the services which it provides to third party correspondent banks. The Bank data processing center, for example, presently serves three banks in addition to providing data processing services for all Bank banking locations.

    The Company has expanded its market area and increased its market share through both internal growth and through acquisitions. In August 1995, the Company completed the RGC/Roma Branch Acquisitions. In that transaction, which was accounted for as a purchase, the Bank acquired substantially all of the fixed assets associated with the banking locations, certain loans coded to the banking locations, and certain other assets, in consideration of the assumption of certain deposit accounts coded to the banking locations. The RGC/Roma Branch Acquisitions increased loans and deposits of the Company by $43.7 million and $79.7 million, respectively, at the time of the acquisition. In addition to the pending Mergers, management believes there may be additional opportunities to expand by acquiring financial institutions or by acquiring assets and deposits that will allow the Company to enter adjacent markets or further increase market share in existing markets. Management intends to pursue acquisition opportunities in strategic markets in circumstances in which management believes that its managerial, operational and capital resources will enhance the performance of acquired institutions. Except for the Merger Agreements, there are currently no agreements or understandings related to any acquisition.

     In January 1996, the Company entered into definitive agreements to acquire through merger First State Bank & Trust Co., Mission, Texas ("First State Bank" and The Border Bank, Hidalgo, Texas ("Border Bank") (the "Mergers"). First State Bank and Border Bank had combined total assets of approximately $524.0 million at December 31, 1995. Assuming consummation of the Mergers, on a pro forma basis at December 31, 1995, Texas State Bank would have had total assets of $1.143 billion, which would have made Texas Regional the largest bank holding company headquartered in the Rio Grande Valley. At December 31, 1995, First State Bank had total assets of $404.5 million, loans outstanding (net of unearned discount) of $188.1 million and stockholders' equity of $59.4 million. At December 31, 1995, Border Bank had total assets of $119.5 million, loans outstanding (net of unearned discount) of $47.3 million and stockholders' equity of $17.1 million. Elliot B. Bottom is the Chairman of the Board of both First State Bank and Border Bank, and the banks have substantial common ownership. The purpose of the Mergers is to further strengthen Texas State Bank's branch network and banking business in the Rio Grande Valley by adding six new banking locations in Mission, Penhas, McAllen and Hidalgo, Texas. The purchase price for the Mergers is estimated to be $99.5 million, approximately $40.0 million of which will be paid from the proceeds of the offering made hereby. The Company intends to fund the balance of the purchase price principally from liquidation of cash equivalents and, to the extent necessary, selected investment securities on a consolidated basis.

     Management of Texas State Bank believes that the Mergers will expand the Company's community banking network into contiguous markets, substantially increasing its market share and enabling the Bank to compete more effectively with other financial institutions in the Rio Grande Valley. Because of the proximity of Mission to McAllen, there is a substantial overlap in the markets served by Texas State Bank and First State Bank. For this reason and because the banks serve a similar customer base, First State Bank is considered by Texas State Bank management to be a direct competitor of Texas State Bank, particular as to loan customers. The new or expanded services to be offered to First State Bank and Border Bank customers include enhanced data processing services, additional automated teller facilities and other services now offered to Texas State Bank customers. Texas State Bank management believes that First State Bank, Border Bank and Texas State Bank customers will benefit from the expansion of Texas State Bank's branch network from nine to 15 banking locations. Texas State Bank expect to realize certain operating and administrative efficiencies as a result of the Mergers; however, because of the relatively low employee-to-asset ratio at First State Bank and Border Bank, costs savings is not a principal motivating factor for the Mergers. The operating efficiencies which are expected include the use by all banking locations of the existing Texas State Bank data processing facility, operation of a single human resources department, and economics of a combined advertising program.

MARKET REGIONS
    Texas Regional's operations are located in the Rio Grande Valley, which consists of Cameron, Hidalgo, Willacy and Starr Counties. Cameron, Hidalgo and Starr Counties are each directly adjacent to the Rio Grande River, which forms part of the border between the United States and Mexico. Texas State Bank's banking locations are located in Hidalgo County (McAllen and Weslaco), Cameron County (Harlingen), and Starr County (Rio Grande City and Roma). The offices of First State Bank and Border Bank are all located in Hidalgo County.

    The ability of Texas Regional to continue its rate of growth and profitability is closely linked to the economy of the Rio Grande Valley. The economy of the Rio Grande Valley is based principally on retailing (including trade with Mexico), government, agriculture, tourism, manufacturing, health care and education. A large number of retirees spend all or part of the year in the Rio Grande Valley. Many twin manufacturing plants, or "maquiladoras", are located in the Rio Grande Valley or in cities located across the border in Mexico, such as Reynosa and Matamoros.
                                       2

    The City of McAllen, which is the location of the Company's headquarters, serves as the center of a 150 mile retail market area. A large part of this trade area is composed of the Mexican states of Nuevo Leon and Tamaulipas, which had estimated populations of 3.1 million and 2.2 million, respectively, in 1990. The major industrial and commercial center of northern Mexico, the City of Monterrey in the Mexican state of Nuevo Leon, is located approximately 150 miles southwest of McAllen. Among the largest cities in the Mexican state of Tamaulipas are Reynosa, located ten miles south of McAllen and estimated to have a population in excess of 700,000 persons, and Ciudad Victoria, which is located 200 miles south of McAllen. The Rio Grande Valley market includes a U.S. population of approximately 800,000, a population which increased 128.0% (or 3.5% annually) between 1970 and 1994. The market area served by Texas State Bank has been recognized as among the fastest growing areas in the nation. The McAllen-Edinburg-Mission area has a projected population growth rate of 23.8% between 1994 and 2000, and the Brownsville-Harlingen area has a projected population growth rate of 16.0% during that same period.

    The Rio Grande Valley has also experienced significant recent growth in the retail and construction industries. Retail sales in the Rio Grande Valley totaled approximately $5.9 billion in 1994, representing an annual compound growth rate of 7.9% since 1984. With respect to new construction activity, building permits in the Rio Grande Valley have grown 89.8% between 1989 and 1994, representing an annual compound growth rate of 13.7%.

LENDING ACTIVITIES

    The primary source of income generated by Texas State Bank is the interest earned from its loan and investment portfolios. Texas State Bank maintains diversification when considering investments and the granting of loan requests. Emphasis is placed on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. Lending activities include commercial loans, agricultural loans, consumer loans and real estate loans. Commercial loans and agricultural loans are originated primarily for working capital funding. Consumer loans include those for the purchase of automobiles, mobile homes, home improvements and investments. Real estate loans include the origination of loans for commercial property acquisition or remodeling, and also include conventional mortgages for the purchase of single-family houses or lots. A substantial proportion of the properties collateralizing Texas State Bank's mortgage portfolio is located in the Company's primary market area.

    During 1995, Frank A. Kavanagh, President of Texas State Bank's Weslaco banking location, was appointed the Chief Lending Officer of Texas State Bank. During 1995, Texas State Bank also further standardized documentation requirements and centralized loan controls and supervision. Texas State Bank management continues to seek to preserve and enhance the quality of the Bank's loan portfolio.

    At December 31, 1995, Texas Regional's total loan portfolio (net of unearned discount) was $450.9 million, representing 77.8% and 69.7% of its total deposits and total assets, respectively, at that date. Total loans increased $110.9 million, or 32.6%, during 1995 from December 31, 1994 levels of $339.9 million. A significant portion of this increase was attributable to the RGC/Roma Branch Acquisitions. The Company's legal lending limit to any one borrower was $11.5 million at December 31, 1995. However, the legal lending limit does not include the portion of a loan collateralized by cash or cash equivalents and government guaranties. All current loans fall well below applicable legal lending limits. Texas Regional's lending policy generally limits loans to one borrower to $8.0 million, with exceptions allowed for selected customers. An example of an exception is a $34.0 million loan made during 1995 to fund a leveraged employee stock ownership trust, which was secured by, among other assets, cash and cash equivalents of $27.5 million.

    Assuming consummation of the Mergers, on a pro forma basis at December 31, 1995, Texas Regional's total loan portfolio (net of unearned discount) would have been $685.3 million and its legal lending limit would have been $21.5 million.

    At December 31, 1995, First State Bank and Border Bank had $13.0 million of loans secured by non-U.S. collateral, primarily real estate and other assets in Mexico. Management currently intends to maintain the portfolio of such loans but does not intend to significantly expand the volume of such loans.

    The following table summarizes the loan portfolio of the Company by loan category and amount at December 31, 1995 and on a pro forma basis at December 31, 1995, assuming that the Mergers had been consummated at December 31, 1995:

                                                                            ACTUAL                  PRO FORMA
                                                                    -----------------------  -----------------------
                                                                                 (DOLLARS IN THOUSANDS)
Commercial........................................................  $   146,461       32.5%  $   215,279       31.4%
                                                                    -----------      -----   -----------      -----
Agricultural......................................................       25,097        5.6        33,991        5.0
                                                                    -----------      -----   -----------      -----
Real Estate
  Construction....................................................       29,967        6.6        54,667        7.9
  Commerical Mortgage.............................................      129,953       28.8       190,293       27.8
  Agricultural Mortgage...........................................       17,057        3.8        27,861        4.1
  1-4 Family Mortgage.............................................       59,052       13.1        98,480       14.4
                                                                    -----------      -----   -----------      -----
    Total Real Estate.............................................      236,029       52.3       371,301       54.2
                                                                    -----------      -----   -----------      -----
Consumer..........................................................       43,267        9.6        64,715        9.4
                                                                    -----------      -----   -----------      -----
    Total.........................................................  $   450,854      100.0%  $   685,286      100.0%
                                                                    -----------      -----   -----------      -----
                                                                    -----------      -----   -----------      -----

COMMERCIAL LENDING

    At December 31, 1995, the Company had $146.5 million of commercial loans outstanding, representing 32.5% of its total loans. Commercial loan balances increased $44.6 million, or 43.8%, during 1995 from December 31, 1994 levels of $101.9 million. The increase in commercial loans for the year ended December 31, 1995 was primarily attributable to the funding of a $34.0 million leveraged employee stock ownership trust loan which is collateralized by stock and assets of the employer and approximately $27.5 million of cash and cash equivalent assets. Excluding this loan, commercial loans at December 31, 1995 represented an increase of $10.6 million, or 10.4%, compared to levels at December 31, 1994. On a pro forma basis at December 31, 1995, the Company would have had $215.3 million of commercial loans outstanding, representing 31.4% of total loans at December 31, 1995.

    Texas State Bank offers a variety of commercial loan services including term loans, lines of credit, and equipment financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, is made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

    Generally, Texas State Bank's commercial loans are underwritten in the Bank's primary market area on the basis of the borrower's ability to service such debt from income. As a general practice, Texas State Bank takes as collateral a lien on any available real estate, equipment, or other assets. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

    Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be more readily ascertainable, commercial loans typically are underwritten on the basis of the borrower's ability to make repayment from the cash flow of its business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds or collateral value available to support the repayment of commercial loans may deteriorate over time, cannot be appraised with precision, and may fluctuate based on the success of the business.

AGRICULTURAL LOANS

    At December 31, 1995, the Company had $25.1 million of agricultural loans outstanding, representing 5.6% of its total loans. Agricultural loan balances increased $7.9 million, or 45.9%, during 1995 from December 31, 1994 levels of $17.2 million. On a pro forma basis at December 31, 1995, the Company would have had $34.0 million of agricultural loans outstanding, representing 5.0% of total loans.

REAL ESTATE LOANS

    At December 31, 1995, the Company had $236.0 million of real estate loans outstanding. Real estate loan balances increased $45.9 million, or 24.1% during 1995 from December 31, 1994 levels of $190.2 million. Real estate loans represented 52.3% and 55.9% of total loans outstanding at December 31, 1995 and 1994, respectively. On a pro forma basis at December 31, 1995, the Company would have had $371.3 million of real estate loans outstanding, or 54.2% of total loans.

    A substantial portion of the Bank's real estate mortgage loans are secured by non-farm, non-residential properties, which are loans to commercial customers for purposes of providing working capital. In addition, some of the Bank's real estate mortgage loans have been made to finance or refinance the acquisition and holding of commercial real estate. The Bank offers a variety of mortgage loan products which generally are (i) amortized over five to 15 years, (ii) payable in monthly installments of principal and interest, and (iii) due and payable in full within three to five years.

    Finally, a small portion of the Bank's lending activity has consisted of the origination of single-family residential mortgage loans collateralized by owner-occupied property located in the Bank's primary market area. The Bank intends to pursue increased originations of single-family residential mortgage loans with respect to its existing customer base. Loans collateralized by single family residential real estate generally have been originated in amounts of no more than 85% of appraised value. The Bank requires mortgage title insurance and hazard insurance in the amount of the loan. Although the contractual loan payment periods for single family residential real estate loans are generally amortized over five to 20 years, they are payable in monthly installments of principal and interest and are typically due and payable in full within three to five years. At December 31, 1995, approximately $13.0 million of the single family residential mortgage loans at First State Bank and Border Bank consisted of loans to low and moderate income borrowers. The characteristics of these loans may contribute to a higher level of delinquencies. Management believes that this component of the pro forma portfolio will not have an adverse impact on the financial performance of the Company.

CONSUMER LOANS

    At December 31, 1995, the Company had $43.3 million of consumer loans outstanding, representing 9.6% of its total loans. Aggregate consumer loan balances increased $12.6 million, or 40.9%, during 1995 from December 31, 1994 levels of $30.7 million. On a pro forma basis at December 31, 1995, the Company would have had $64.7 million of consumer loans outstanding, or 9.4% of its total loans.

    Consumer loans made by the Bank have included automobile loans, recreational vehicle loans, boat loans, second mortgage loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 60 months and vary based upon the nature of collateral and size of loan.

    Consumer loans are attractive to the Bank because they typically have a short term and carry higher interest rates than those charged on other types of loans. Installment loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks, such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

INVESTMENTS

    At December 31, 1995 the Company had federal funds sold of $3.6 million and investment securities of $131.6 million, including $63.1 million classified as Available for Sale and $68.5 million classified as Held to Maturity. Investments are managed to maintain adequate sources of liquidity and diversification and to generate acceptable levels of tax-equivalent yield.

    On a pro forma basis at December 31, 1995, after giving effect to the Mergers and this offering at December 31, 1995, the Company would have had federal funds sold of $4.9 million and investment securities of $328.1 million, including $65.9 million classified as Available for Sale and $262.2 million classified as Held to Maturity. The pro forma adjustments include assumptions regarding the use of sources of liquidity including federal funds sold and sales of certain investment securities to fund a portion of the purchase price. Management believes that sources of liquidity will be adequate to fund the required portion of consideration in the Mergers but will decide on specific securities to be sold based on market conditions at the time of Closing.

    The following table summarizes the investment portfolio of the Company by investment category and amount at December 31, 1995 and on a pro forma basis at December 31, 1995, assuming that the Mergers had been consummated at December 31, 1995:

                                                                         ACTUAL                        PRO FORMA
                                                              -----------------------------  -----------------------------
                                                              AVAILABLE   HELD TO            AVAILABLE   HELD TO
                        INVESTMENTS                           FOR SALE    MATURITY   TOTAL   FOR SALE    MATURITY   TOTAL
------------------------------------------------------------  ---------   --------   ------  ---------   --------   ------
                                                                                     (IN MILLIONS)
Federal Funds Sold..........................................    $--        $--       $  3.6    $--        $--       $  4.9
Investment Securities.......................................
  U.S. Treasury.............................................      6.0       28.8       34.8      8.0        35.9      43.9
  U.S. Government Agency....................................     55.6       34.2       89.8     56.4       156.8     213.2
  Mortgage-Backed Securities................................     --         --         --       --           0.1       0.1
  State and Political Subdivision Securities................     --          5.5        5.5     --          66.8      66.8
  Other.....................................................      1.5       --          1.5      1.5         2.6       4.1
                                                              ---------   --------   ------  ---------   --------   ------
Total.......................................................    $63.1      $68.5     $135.2    $65.9      $262.2    $333.0
                                                              ---------   --------   ------  ---------   --------   ------
                                                              ---------   --------   ------  ---------   --------   ------

    As a part of the Company's purchase accounting adjustments, the Company will review investment securities acquired in the Mergers for reclassification as Available for Sale or Held to Maturity.

DEPOSITS

    The Company has a stable noninterest-bearing source of funds as reflected in the ratio of average demand deposits to average total deposits for years ended December 31, 1995 and 1994 of 20.2% and 20.9%, respectively. Deposits provide funding for the Company's investments in loans and securities, and the interest paid for deposits must be managed carefully to control the level of interest expense.

    Texas State Bank's deposits at December 31, 1995 were $579.7 million, an increase of $107.6 million, or 22.8% during 1995 from December 31, 1994 levels of $472.1 million. A portion of this increase was attributable to the RGC/Roma Branch Acquisitions. Deposits currently consist primarily of core deposits from the Rio Grande Valley and surrounding areas. Texas State Bank does not have any "brokered deposits", defined as deposits which, to the knowledge of management of Texas Regional, have been placed with the Bank by a person who acts as a broker in placing such deposits on behalf of others. On a pro forma basis at December 31, 1995, the Bank's deposits would have been $1.024 billion.

    At December 31, 1995, certificates of deposit held by Texas State Bank in excess of $100,000 were $126.4 million, or 21.8% of total deposits. On a pro forma basis at December 31, 1995, certificates of deposit held by the Bank in excess of $100,000 would have been $265.5 million, or 25.9% of total deposits.

    Texas State Bank acts as local depository for a number of local governmental entities in its market area, including the City of McAllen, the South Texas Community College District, the City of Weslaco, the Weslaco Independent School District, the City of Rio Grande City, the City of Roma and Starr County. Local government deposits are subject to competitive bid and in many cases must be secured by government securities. Total deposits by or on behalf of governmental entities at December 31, 1995, aggregated approximately $39.3 million, or 6.8% of total deposits. On a pro forma basis at December 31, 1995, the Bank's total deposits by or on behalf of government entities would have been $128.5 million, or 12.6% of total deposits.

    As with loan transactions, Texas State Bank has developed deposit relations with depositors who are Mexican residents. At December 31, 1995, $56.5 million, or 9.8% of the Bank's total demand and time deposits were deposited primarily by or on behalf of residents of Mexico. On a pro forma basis at December 31, 1995, $146.9 million, or 14.4% of the Bank's total demand and time deposits, would have been deposited primarily by or on behalf of residents of Mexico. As with loan transactions, management believes that Texas State Bank's percentage of deposits by or on behalf of residents of Mexico, and the percentage of deposits on a pro forma basis at December 31, 1995, on behalf of residents of Mexico, are somewhat less than that of banks of comparable size located in the Rio Grande Valley.

COMPETITION

    The banking industry in the market area served by Texas State Bank is highly competitive. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. A substantial number of the commercial banks in the Rio Grande Valley are branches of much larger organizations affiliated with national, regional or state-wide banking companies, and as a result of those affiliations have greater resources than Texas Regional or Texas State Bank. However, as an independent community bank headquartered in Texas State Bank's primary market area, management of the Company believes that Texas State Bank's community commitment and involvement in its primary market area, as well as its commitment to quality and personalized banking services, are factors that contribute to the Company's competitiveness.

PERSONNEL

    At December 31, 1995, Texas Regional employed 332 full-time equivalent employees, and on a pro forma basis at December 31, 1995, would have employed 467 full-time equivalent employees. Substantially all of the present First State Bank and Border Bank officers and employees are expected to be employed by Texas State Bank. The Company's employees are not unionized, and management believes employee relations to be favorable.

REGULATION AND SUPERVISION

    In addition to the generally applicable state and federal laws governing businesses and employers, the Company and Texas State Bank are further extensively regulated by special federal and state laws applicable only to financial institutions and their parent companies. Virtually all aspects of the Company's operations are subject to specific requirements or restrictions and general regulatory oversight, from laws regulating consumer finance transactions, such as the Truth In Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as the Fair Debt Collections Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of shareholders of the Company. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

    REGULATION OF THE COMPANY

    Texas Regional is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHCA"), as amended, and therefore is subject to regulation and supervision by the FRB. In addition, the Company is required to file reports with and to furnish such other information as the FRB may require pursuant to the BHCA, and to subject itself to examination by the FRB. The FRB has the authority to issue bank holding companies orders to cease and desist from unsound practices and violations of conditions imposed by, or violation of agreements with, the FRB. The FRB is also empowered to assess civil penalties against companies or individuals who violate the BHCA or orders or regulations thereunder in amounts up to $1.0 million per day, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties. The FRB and the FDIC, as appropriate, are authorized to exercise comparable authority, under the Federal Deposit Insurance Act (the "FDI Act") and other statutes, with respect to subsidiary banks.

    The FRB takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the FRB's source of strength doctrine invalid in 1990, stating that the FRB had no authority to assert the doctrine under the BHCA, the decision was reversed by the United States Supreme Court on procedural grounds. Changes in the FDI Act made by the FDICIA now require an undercapitalized institution to submit to the FRB a capital restoration plan with a guaranty by each company having control of the bank of the bank's compliance with the plan.

    The BHCA and the Change in Bank Control Act, together with regulations promulgated by the FRB, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

    As a bank holding company, the Company is required to obtain approval prior to merging or consolidating with any other bank holding company, acquiring all or substantially all of the assets of any bank or acquiring ownership or control of shares of a bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the voting shares of such bank or bank holding company.

    The Company is also prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary bank, except that it may engage in and may own shares of companies engaged in certain activities found by the FRB to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the FRB considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse affects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. In considering any application for approval of an acquisition or merger, the FRB is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant's record of compliance with the Community Reinvestment Act (the "CRA"). The CRA generally requires a financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

    The BHCA generally imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve System and other banks and non-bank companies in the same holding company. Under the BHCA and the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

    The Company, as an affiliate of the Bank, is subject to certain restrictions regarding transactions between a bank and companies with which it is affiliated. These provisions limit extensions of credit (including guarantees of loans) by the Bank to affiliates, investments in the stock or other securities of the Company by the Bank, and the nature and amount of collateral that the Bank may accept from any affiliate to secure loans extended to the affiliate.

    REGULATION OF THE BANK

    Texas State Bank is a Texas state-chartered bank subject to regulation by the Banking Department. Texas State Bank, the deposits of which are insured by the Bank Insurance Fund (the "BIF") of the FDIC, is also a member of the Federal Reserve System, and therefore the FRB is the primary federal regulator for Texas State Bank.

    The requirements and restrictions applicable to Texas State Bank under laws of the United States and the State of Texas include (i) the requirement that reserves be maintained, (ii) restrictions on the nature and amount of loans which can be made, (iii) restrictions on the business activities in which the Bank may engage, (iv) restrictions on the payment of dividends to shareholders, and (v) the maintenance of minimum capital requirements.

    Texas Regional is dependent upon dividends received from Texas State Bank for discharge of Texas Regional's obligations and for payment of dividends to the Company's shareholders. However, the application of minimum capital requirements and other rules and regulations applicable to Texas State Bank restrict dividend payments by Texas State Bank. The Banking Department and the FRB can each further limit payment of dividends if the regulatory authority finds that the payment of dividends would constitute an unsafe or unsound practice. In addition, Texas law requires that, before declaring a dividend, not less than 10% of the net profits of a bank earned since the last dividend was declared be transferred to a "certified surplus" account. Except to absorb losses in excess of undivided profits and uncertified surplus, such certified surplus may not be reduced without the prior written consent of the Banking Commissioner. However, state banks are not required to transfer any amount that would increase the certified surplus account to more than the capital of the bank. See "Texas Regional Bancshares, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

    Interest rate limitations for Texas State Bank are primarily governed by the laws of the State of Texas. The maximum annual interest rate that may be charged on most loans made by Texas State Bank is based on doubling the average auction rate, to the nearest 0.25%, for United States Treasury Bills, as computed by the Office of Consumer Credit Commissioner of the State of Texas. However, the maximum rate does not decline below 18% or rise above 24% (except for loans in excess of $250,000 that are made for business, commercial, investment or other similar purposes (excluding agricultural loans), in which case the maximum annual rate may not rise above 28%, rather than 24%). On fixed rate closed-end loans, the maximum non-usurious rate is to be determined at the time the rate is contracted, while on floating rate and open-end loans (such as credit cards), the rate varies over the term of the indebtedness. State usury laws (but not late charge limitations) have been preempted by federal law for loans secured by a first lien on residential real property.

    Banks are affected by the credit policies of other monetary authorities, including the FRB, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

    FDICIA

    FDICIA requires that federal bank regulatory authorities take "prompt corrective action" with respect to any depository institution which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels which require or permit the FRB and other regulatory authorities to take supervisory action. The relevant classifications range from "well capitalized" to

"critically undercapitalized". Under these regulations, which became effective December 19, 1992, an institution is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater and a leverage capital ratio of 3.0% or greater (if the institution is rated composite 1 in its most recent report of examina-tion, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well capitalized institution. An institution is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

    The FRB is authorized by the legislation to take various enforcement actions against any significantly undercapitalized institution and any undercapitalized institution that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the appropriate agency. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers. These restrictions, either individually or in aggregate, could if imposed have a significantly adverse impact on the operations of the Bank.

    With certain exceptions, an institution will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause the institution to become undercapitalized. Furthermore, undercapitalized institutions will be required to file capital restoration plans with the appropriate federal regulator. Pursuant to FDICIA, undercapitalized institutions also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The FRB also may, among other things, require an undercapitalized institution to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances to divest itself of any subsidiary.

    Critically undercapitalized institutions may be subject to more extensive control and supervision and the FRB may prohibit any critically undercapitalized institution from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of an institution becoming critically undercapitalized, the FRB must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued operation.

    Based on Texas State Bank's capital ratios at December 31, 1995, Texas State Bank was classified as "well capitalized" under the applicable regulations. On a pro forma basis at December 31, 1995, Texas State Bank would also have been "well capitalized" under applicable regulations. As a result, the Company does not believe that FDICIA's prompt corrective action regulations will have any material effect on the activities or operations of Texas State Bank.

    FDICIA also requires the FDIC to establish a schedule to increase (over a period of not more than 15 years) the reserve ratio of the BIF, which insures deposits of Texas State Bank, to 1.25% of insured deposits, and impose higher deposit insurance premiums on BIF members, if necessary, to achieve that ratio. FDICIA also requires a risk-based assessment system for deposit insurance premiums commencing January 1, 1994. Since BIF reached its designated reserve ratio in mid-1995, the FDIC adjusted the BIF assessments, so that the assessment rate now in effect ranges from a minimum of zero to a maximum of $0.27 per $100 of deposits. Institutions whose assessment rate would be zero are required to pay a statutory minimum semiannual assessment of $1,000. Based on the risk category applicable to Texas State Bank, the premium paid by Texas State Bank is presently $2,000 per annum.

    FDICIA contains numerous other provisions, including accounting, auditing and reporting requirements, the termination (beginning in 1995) of the "too big to fail" doctrine except in special cases, regulatory standards in areas such as asset quality, earnings and compensation, and revised regulatory standards for the powers of state chartered banks, real estate lending, bank closures and capital adequacy.

    COMMUNITY REINVESTMENT ACT

    Under the CRA, a bank's applicable regulatory authority (the FDIC or the FRB) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition or shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The Bank received a "satisfactory" rating in its most recent CRA review. Both the United States Congress and the banking regulatory authorities have proposed substantial changes to the CRA and fair lending rules and regulations which, if enacted, could have a material adverse effect on the Company.

CAPITAL RESOURCES

    Capital management, which is a continuous process at Texas Regional and Texas State Bank, consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements of various banking regulators, such as the FRB, the Banking Department and the FDIC. At December 31, 1995, Texas Regional and its subsidiaries were in compliance with minimum capital requirements of the respective regulatory agencies and are expected to remain in compliance in the future.

    The various federal bank regulatory agencies, including the FRB, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

    The risk-based capital standards as established by the FRB apply to Texas Regional and Texas State Bank. The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance sheet obligations, such as standby letters of credit) is 8.0%. At least half of the risk-based capital must consist of common equity, retained earnings, and qualifying perpetual preferred stock, less deductions for goodwill and various other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock, and a limited amount of the general valuation allowance for loan losses. The sum of Tier I capital and Tier II capital is "total risk-based capital."

    The FRB also has adopted guidelines which supplement the risk-based regulations to include a minimum leverage ratio of Tier I capital to average total consolidated assets ("Leverage ratio") of 3.0%. The FRB has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it has well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and is in general considered to be a strong banking organization, rated composite 1 under applicable federal guidelines, and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a Leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The FRB continues to consider a "tangible Tier I leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I capital, less deductions for intangibles otherwise includable in Tier I capital, to total tangible assets.

    Bank regulators continue to consider raising capital requirements applicable to banking organizations beyond current levels. However, the Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules, and therefore cannot predict what effect such higher requirements may have on the Company and the Bank.

    The following table presents an analysis of capital for Texas Regional and Texas State Bank at the end of each of the last three years:

                                                                      DECEMBER 31,
                                                          -------------------------------------
                  ANALYSIS OF CAPITAL                        1995         1994         1993
--------------------------------------------------------  -----------  -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
TEXAS REGIONAL
Tier I Capital
    Common Stock........................................  $     6,196  $     6,193  $     4,186
    Capital surplus.....................................       29,239       29,204       12,802
    Retained earnings...................................       27,168       20,921       15,481
    Preferred Stock.....................................      --           --             7,335
    Less: Goodwill......................................       (5,711)      (1,982)      (2,205)
                                                          -----------  -----------  -----------
        Total Tier I capital............................       56,892       54,336       37,599
                                                          -----------  -----------  -----------
Tier II Capital
    Allowance for loan losses...........................        4,542        3,511        3,435
    Unrealized gains and losses.........................          N/A          N/A          179
                                                          -----------  -----------  -----------
    Total Tier II capital...............................        4,542        3,511        3,614
                                                          -----------  -----------  -----------
        Total risk-based capital........................  $    61,434  $    57,847  $    41,213
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
Risk-weighted assets....................................  $   485,645  $   369,273  $   311,992
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
Capital Ratios
    Tier I risk-based capital ratio.....................        11.71%       14.71%       12.05%
    Total risk-based capital ratio......................        12.65        15.67        13.21
    Leverage ratio (Tier I capital to average adjusted
     total assets)......................................         8.96        10.37         7.88
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
TEXAS STATE BANK
Tier I Capital
    Common Stock........................................  $    20,000  $    16,000  $    16,000
    Capital surplus.....................................       26,000       16,000       16,000
    Retained earnings...................................       11,997       15,288        8,591
    Less: Goodwill......................................       (5,641)      (1,909)      (2,130)
                                                          -----------  -----------  -----------
        Total Tier I capital............................       52,356       45,379       38,461
                                                          -----------  -----------  -----------
Tier II Capital
    Allowance for loan losses...........................        4,542        3,511        3,435
    Unrealized gains and losses.........................          N/A          N/A          179
                                                          -----------  -----------  -----------
        Total Tier II capital...........................        4,542        3,511        3,614
                                                          -----------  -----------  -----------
            Total risk-based capital....................  $    56,898  $    48,890  $    42,075
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
Risk-weighted assets....................................  $   486,947  $   370,558  $   313,324
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
Capital Ratios
    Tier I risk-based capital ratio.....................        10.75%       12.25%       12.28%
    Total risk-based capital ratio......................        11.68        13.19        13.43
    Leverage ratio (Tier I capital to average adjusted
     total assets)......................................         8.24         8.64         8.05
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

    The following table presents an analysis of capital for Texas Regional and Texas State Bank on a pro forma basis at December 31, 1995.

                  PRO FORMA ANALYSIS OF CAPITAL                    DECEMBER 31, 1995
----------------------------------------------------------         -----------------
                                                                 (DOLLARS IN THOUSANDS)
PRO FORMA TEXAS REGIONAL(1)
Tier I Capital
  Common Stock...................................................  $     8,376
  Capital surplus................................................       69,592
  Retained earnings..............................................       27,168
  Preferred Stock................................................      --
  Less: Goodwill.................................................      (27,312)
                                                                    ----------
      Total Tier I capital.......................................       77,824
                                                                    ----------
Tier II Capital
  Allowance for loan losses......................................        9,838
  Unrealized gains and losses....................................          N/A
                                                                    ----------
  Total Tier II capital..........................................        9,838
                                                                    ----------
      Total risk-based capital...................................  $    87,662
                                                                    ----------
                                                                    ----------
Risk-Weighted Assets.............................................  $   793,602
                                                                    ----------
                                                                    ----------
Capital Ratios
  Tier I risk-based capital ratio................................         9.81%
  Total risk-based capital ratio.................................        11.05
  Leverage ratio (Tier I capital to average adjusted total
   assets).......................................................         6.75
                                                                    ----------
                                                                    ----------
PRO FORMA TEXAS STATE BANK(1)
Tier I Capital
  Common Stock...................................................  $    60,000
  Capital stock..................................................       26,000
  Retained earnings..............................................       11,997
  Less: Goodwill.................................................      (27,242)
                                                                    ----------
      Total Tier I Capital.......................................       70,755
                                                                    ----------
Tier II Capital
  Allowance for loan losses......................................        9,838
  Unrealized gains and losses....................................          N/A
                                                                    ----------
      Total Tier II Capital......................................        9,838
                                                                    ----------
        Total risk-based capital.................................  $    80,593
                                                                    ----------
                                                                    ----------
Risk-Weighted Assets.............................................  $   784,694
                                                                    ----------
                                                                    ----------
Capital Ratios
  Tier I risk-based capital ratio................................         9.02%
  Total risk-based capital ratio.................................        10.27
  Leverage ratio (Tier I capital to average adjusted total
   assets).......................................................         6.13
                                                                    ----------
                                                                    ----------

---------

(1) On a pro forma basis at December 31, 1995, and assuming completion of the Mergers and completion of the offering of Common Stock as described in this Prospectus at a price of $21.00 per share, net of estimated underwriting discounts, commissions and expenses of the offering of $3,247,000.

ITEM 2.  PROPERTIES

    Texas State Bank targets commercial customers by offering a broad range of commercial banking services through a total of nine full service banking locations in the Rio Grande Valley, as follows:

                                                                                                   NET BOOK VALUE
                                                                                                    OF PREMISES
                                                                                                   AND EQUIPMENT
BANKING LOCATION                                                                  DATE OPENED   AT DECEMBER 31, 1995
--------------------------------------------------------------------------------  -----------   --------------------
                                                                                                   (IN THOUSANDS)
3900 North Tenth Street                                                             1981(1)            $3,262
McAllen, Texas
Kerria Plaza                                                                        1985(1)             3,162

3700 North Tenth Street
Suite 301
McAllen, Texas

2250 Nolana                                                                         1985(1)               981
McAllen, Texas

521 North 77 Sunshine Strip                                                         1974(1)               901
Harlingen, Texas

500 South Missouri                                                                  1960(1)             2,056
Weslaco, Texas

900 E. Jackson                                                                      1994(1)             3,255
McAllen, Texas

2009 West Expressway 83                                                             1996(1)             1,292
Weslaco, Texas

100 N. Britton Avenue                                                               1995(2)             1,655
Rio Grande City, Texas

1004 East Highway 83                                                                1995(2)               119
Roma, Texas                                                                                            ------
                                                                                                       ------

---------
  (1) Represents the date the facility opened for business as a commercial bank.

  (2) Represents the date the facility was acquired by Texas State Bank from a third party.

    All of Texas Regional's banking locations are owned by Texas Regional, except for the Company's Roma banking location. The banking locations include extensive drive-through facilities at the main bank location in McAllen, at the Harlingen location, and at the new south McAllen banking location. The Kerria Plaza banking location and the main office of Texas Regional are located within the Kerria Plaza Building. While the Texas Regional banking facilities are considered adequate for Texas State Bank's present operations, management believes that it will be desirable in the future to consider the establishment of additional banking locations in Edinburg, Harlingen and Brownsville, and to consider development or acquisition of a substantial facility in McAllen.

    Upon consummation of the Mergers, Texas State Bank will acquire the following additional banking locations:

                                                                                                       NET BOOK VALUE
                                                                                                        OF PREMISES
                                                                                                       AND EQUIPMENT
BANKING LOCATION                                                                  DATE OPENED (1)   AT DECEMBER 31, 1995
--------------------------------------------------------------------------------  ---------------   --------------------
                                                                                                       (IN THOUSANDS)
900 Conway                                                                             1909                $2,726
Mission, Texas

Kika de la Garza and Tom Landry                                                        1981                   307
Mission, Texas

West Highway 83 and Tom Gill Road                                                      1993                   673
Penitas, Texas

Sharyland Road and FM 495                                                              1986                   707
Mission, Texas

2101 South 10th Street                                                                 1989                 1,009
McAllen, Texas

Bridge & Esperanza                                                                     1968                 3,297
Hidalgo, Texas                                                                                             ------
                                                                                                           ------

------------
  (1) Represents the date the facility opened for business as a commercial bank.

ITEM 3.  LEGAL PROCEEDINGS

    Texas State Bank is involved in routine litigation in the normal course of its business, which in the opinion of management of Texas Regional will not have a material adverse effect on the financial condition or results of operations of Texas Regional.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Since the public offering of the Common Stock in March 1994, the Common Stock has traded in the Nasdaq National Market System under the symbol "TRBS." The following table shows (i) high and low prices of the Common Stock as reported in the Summary of Activity provided to the Company by The Nasdaq Stock Market for transactions occurring on the Nasdaq National Market System during the past two years, and (ii) the total number of shares involved in such transactions. In addition, with respect to periods prior to March 16, 1994, the information is based upon transactions with respect to which the management of Texas Regional had knowledge of the transaction price, since during those periods transactions were reported on an informal basis, and no independent verification of the transaction prices was made. Therefore, during periods prior to March 16, 1994, the prices reported may not be indicative of the actual or market value of the Common Stock.

                                                             PRICE PER SHARE        CASH
                                                           --------------------   DIVIDENDS    NUMBER OF
                                                             HIGH        LOW      DECLARED      SHARES
                                                           ---------  ---------  -----------  -----------
1994
  First Quarter..........................................  $   12.75  $   11.75   $  --           854,845
  Second Quarter.........................................      14.50      11.00        0.08     1,182,385
  Third Quarter..........................................      15.50      13.25        0.08       582,094
  Fourth Quarter.........................................      13.50      11.50        0.08       173,796
1995
  First Quarter..........................................      12.75      11.25        0.10        78,931
  Second Quarter.........................................      14.50      11.75        0.10       335,504
  Third Quarter..........................................      16.50      13.50        0.10       248,456
  Fourth Quarter.........................................      18.25      15.50        0.10        90,019

    During the two years ended December 31, 1995, an aggregate of 58,500 shares purchased by the KSOP are included in the foregoing table.

    The Company paid no dividends on its Common Stock prior to June 1994. Beginning in June 1994, the Company paid a quarterly dividend of $0.08 per share of its Common Stock. During 1995, the Company increased its quarterly dividend to $0.10 per share, and currently intends to continue to pay such dividend in the foreseeable future. On March 12, 1996, the Company's Board of Directors declared a dividend of $0.10 per share of Common Stock payable to shareholders of record as of April 8, 1996.

    The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company's Board of Directors and will depend on conditions then existing, including Texas Regional's profitability, liquidity, financial condition, capital requirements and other relevant factors, including regulatory restrictions applicable to the Company. The Company's principal source of the funds to pay dividends on the Common Stock is dividends from Texas State Bank. The payment of dividends by Texas State Bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 1995, an aggregate of $8.7 million was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial information under the captions "Summary of Operations" and "Period-End Balance Sheet Data" below for, and as of, each of the years in the five-year period ended December 31, 1995 has been derived from the consolidated financial statements of the Company, which financial statements
have   been  audited  by  KPMG  Peat  Marwick  LLP,  independent  auditors.

                                                                        YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1995        1994        1993        1992        1991
                                                       ----------  ----------  ----------  ----------  ----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
    Interest Income..................................  $   45,592  $   34,631  $   29,691  $   27,737  $   24,484
    Interest Expense.................................      18,052      11,690      10,494      10,876      12,711
                                                       ----------  ----------  ----------  ----------  ----------
    Net Interest Income..............................      27,540      22,941      19,197      16,861      11,773
    Provision for Loan Losses........................       1,685       1,085         392         220         310
    Noninterest Income...............................       6,518       5,772       5,032       3,817       2,775
    Noninterest Expense..............................      18,977      16,507      14,513      13,910       9,864
                                                       ----------  ----------  ----------  ----------  ----------
    Income Before Income Tax Expense.................      13,396      11,121       9,324       6,548       4,374
    Income Tax Expense...............................       4,671       3,936       3,345       2,029       1,550
    Cumulative Effect of Change in Accounting
     Principle.......................................      --          --              32      --          --
                                                       ----------  ----------  ----------  ----------  ----------
    Net Income.......................................  $    8,725  $    7,185  $    6,011  $    4,519  $    2,824
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
PER SHARE DATA (ON A FULLY-DILUTED BASIS)
    Net Income.......................................  $     1.40  $     1.16  $     1.16  $     0.92  $     0.79
    Book Value.......................................       10.12        9.00        7.73        6.42        5.22
    Cash Dividends Paid on Common Stock..............        0.40        0.24      --          --          --
    Average Shares Outstanding (in thousands)........       6,227       6,035       5,170       4,890       3,578
PERIOD-END BALANCE SHEET DATA
    Total Assets.....................................  $  646,769  $  531,834  $  473,263  $  414,331  $  297,256
    Loans............................................     450,854     339,939     290,500     252,118     179,853
    Investment Securities............................     131,641     126,828     127,540     100,353      69,735
    Interest-Earning Assets..........................     586,095     468,067     422,965     374,671     263,958
    Deposits.........................................     579,731     472,108     429,521     375,016     271,540
    Shareholders' Equity.............................      62,720      55,731      39,983      34,318      19,366
PERFORMANCE RATIOS
    Return on Average Assets.........................        1.51%       1.43%       1.34%       1.23%       1.00%
    Return on Average Shareholders' Equity...........       14.69       14.11       16.15       15.23       15.85
    Net Interest Margin..............................        5.33        5.12        4.84        5.21        4.67
    Loan to Deposit Ratio............................       77.77       72.00       67.63       67.23       66.23
    Demand Deposit to Total Deposit Ratio............       20.77       21.11       20.81       21.61       20.86
ASSET QUALITY RATIOS
    Nonperforming Assets to Loans and Other
     Nonperforming Assets............................        0.79%       1.41%       1.69%       2.31%       4.27%
    Net Charge-Offs to Average Loans.................        0.30        0.33       (0.04)       0.21        0.45
    Allowance for Loan Losses as a Percentage of:
        Loans........................................        1.01        1.03        1.18        1.16        1.42
        Nonperforming Loans..........................      216.49      143.42      146.05      257.83       67.10
        Nonperforming Assets.........................      126.62       72.96       69.39       49.43       32.44
CAPITAL RATIOS
    Period-End Shareholders' Equity to Total Assets..        9.70%      10.48%       8.45%       8.28%       6.51%
    Tier I Risk-Based Capital........................       11.70       14.71       12.05       11.85        9.81
    Total Risk-Based Capital.........................       12.64       15.67       13.21       12.91       11.06
    Leverage Capital Ratio...........................        8.96       10.37        7.88        8.15        6.54
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides additional information regarding the financial condition and the results of operations for the Company for each of the years ended December 31, 1995, 1994 and 1993. This discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

    Net income for the year ended December 31, 1995 was $8.7 million, reflecting a net increase of $1.5 million or a 21.4% increase compared to net income of $7.2 million for the year ended December 31, 1994. The earnings per share of $1.40 for the year ended December 31, 1995 increased $0.24 or 20.7% compared to the earnings per share of $1.16 for the year ended December 31, 1994. Earnings performance for the year ended December 31, 1995 reflected gains in net interest income and an increase in noninterest income. These positive factors were partially offset by an increase in provision for loan losses and noninterest expenses. A more detailed description of the results of operations is included in the material that follows.

    During August 1995, Texas State Bank completed the RGC/Roma Branch Acquisitions which included the purchase of $43.7 million in loans and the assumption of approximately $79.7 million in deposit liabilities of these banking locations. This transaction was accounted for as a purchase; therefore, the results of operations of the two banking locations are included in the consolidated financial statements of the Company from the date of acquisition. Purchase accounting adjustments for the purchase of loans and the assumption of deposit liabilities of these banking locations were immaterial.

    On March 31, 1992, the Company acquired, through merger, Mid Valley Bank, Weslaco, Texas. Simultaneously with the acquisition of Mid Valley Bank, both the surviving bank in that merger transaction and Harlingen State Bank, Harlingen, Texas, a subsidiary of the Company, merged with and into Texas State Bank and the former Weslaco and Harlingen banks became banking locations of Texas State Bank. The Mid Valley Bank merger was accounted for under the purchase method of accounting. Accordingly, certain income statement and balance sheet comparisons during calendar 1991 and 1992 and at year-end 1991 and 1992, respectively, may not be appropriate.

                       ANALYSIS OF RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income is the difference between interest earned on assets and interest expense incurred for the funds supporting those assets. The largest category of earning assets consists of loans. The second largest category of earning assets is investment securities, followed by federal funds sold. For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets.

    Earning assets are financed by consumer and commercial deposits and short-term borrowings. In addition to these interest-bearing funds, assets also are supported by interest-free funds, primarily demand deposits and shareholders' equity. Variations in the volume and mix of assets and liabilities, and their relative sensitivity to interest rate movements, determine changes in net interest income.

    Taxable-equivalent net interest income was $27.8 million for the year ended December 31, 1995, an increase of $4.7 million or 20.3% compared to the year ended December 31, 1994, and taxable-equivalent net interest income of $23.1 million for the year ended December 31, 1994, increased $3.7 million or 19.3% compared to the year ended December 31, 1993. Both net interest income and the yield on earning assets were reduced by interest foregone on nonaccrual and renegotiated loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have approximated $247,000, $476,000, and $149,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

    The net yield on total interest-earning assets, also referred to as interest rate margin, represents net interest income divided by average interest-earning assets. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and shareholders' equity, the effective rate paid for all funds is lower than the rate paid on interest-bearing liabilities alone. As the following table illustrates, the interest rate margin of 5.33% for the year ended December 31, 1995 increased 21 basis points compared to 5.12% for the year ended December 31, 1994 while the interest rate margin of 5.12% for the year ended December 31, 1994 increased 28 basis points compared to 4.84% for the year ended December 31, 1993.

    The increase in the interest rate margin for the year ended December 31, 1995 is reflective of the shift in the mix of interest-earning assets to loans from lower yielding investment securities, including federal funds sold, which contributed to an increase in yield on interest-earning assets during the year. The mix of interest-earning assets was changed by total average loans of $370.3 million increasing $61.2 million or 19.8%, total average investment securities of $131.0 million increasing $967,000 or 0.7% and average federal funds sold of $19.8 million increasing $8.3 million or 72.4%. The increase in loan yield reflects the general increase in average interest rates in 1995 compared to 1994. The increase in investment securities yield resulted from lower yielding investment securities maturing and the reinvesting of the proceeds into higher yields. The increase in interest on deposits during the year ended December 31, 1995 resulted primarily from increased volume and the higher average rate paid compared to the previous year.

    The following table presents for the last three calendar years the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 34% effective income tax rate.

                          THREE-YEAR FINANCIAL SUMMARY

                                                                          YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------------------------
                                                     1995                           1994                           1993
                                          ---------------------------   ----------------------------   ----------------------------
                                          AVERAGE              YIELD/   AVERAGE              YIELD/    AVERAGE              YIELD/
      TAXABLE-EQUIVALENT BASIS(1)         BALANCE   INTEREST    RATE    BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
----------------------------------------  --------  --------   ------   --------  --------   -------   --------  --------   -------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-Earning Assets
  Loans
    Commercial..........................  $125,321  $12,355     9.86%   $107,459  $ 8,959      8.34%   $100,028  $ 7,891      7.89%
    Real Estate.........................   208,035   21,197    10.19     172,925   16,415      9.49     139,432   13,420      9.62
    Consumer............................    36,918    3,647     9.88      28,654    2,631      9.18      24,503    2,363      9.64
                                          --------  --------            --------  --------             --------  --------
      Total Loans.......................   370,274   37,199    10.05     309,038   28,005      9.06     263,963   23,674      8.97
                                          --------  --------            --------  --------             --------  --------
Investment Securities
    Taxable.............................   126,086    7,004     5.55     125,912    5,863      4.66     110,098    5,119      4.65
    Tax-Exempt..........................     4,907      431     8.78       4,114      368      8.95       4,579      415      9.06
                                          --------  --------            --------  --------             --------  --------
      Total Investment Securities.......   130,993    7,435     5.68     130,026    6,231      4.79     114,677    5,534      4.83
                                          --------  --------            --------  --------             --------  --------
Federal Funds Sold......................    19,807    1,172     5.92      11,490      519      4.52      20,655      623      3.02
                                          --------  --------            --------  --------             --------  --------
      Total Interest-Earning Assets.....   521,074   45,806     8.79     450,554   34,755      7.71     399,295   29,831      7.47
                                          --------  --------            --------  --------             --------  --------
Cash and Due from Banks.................    31,151                        30,392                         26,999
Premises and Equipment, Net.............    16,365                        15,358                         13,430
Other Assets............................    13,507                        11,562                         11,573
  Less Allowance for Loan Losses........    (4,158)                       (3,663)                        (3,206)
                                          --------                      --------                       --------
      Total Assets......................  $577,939                      $504,203                       $448,091
                                          --------                      --------                       --------
                                          --------                      --------                       --------
LIABILITIES
Interest-Bearing Liabilities
    Savings.............................  $ 31,360      840     2.68    $ 29,791      763      2.56    $ 27,978      780      2.79
    Money Market Checking and Savings...   129,012    3,484     2.70     133,565    3,232      2.42     115,122    2,894      2.51
    Time Deposits.......................   249,167   13,666     5.48     191,885    7,624      3.97     178,808    6,647      3.72
                                          --------  --------            --------  --------             --------  --------
      Total Savings and Time
       Deposits.........................   409,539   17,990     4.39     355,241   11,619      3.27     321,908   10,321      3.21
                                          --------  --------            --------  --------             --------  --------
    Federal Funds Purchased and
     Securities Sold Under Repurchase
     Agreements.........................     1,093       46     4.21         651       23      3.53          20        1      5.00
    Short-Term Borrowings...............       232       16     6.90         436       32      7.34         804       60      7.46
    Note Payable........................     --       --        --           265       16      6.04       1,873      112      5.98
                                          --------  --------            --------  --------             --------  --------
      Total Interest-Bearing
       Liabilities......................   410,864   18,052     4.39     356,593   11,690      3.28     324,605   10,494      3.23
                                          --------  --------            --------  --------             --------  --------
Demand Deposits.........................   103,842                        93,807                         83,710
Other Liabilities.......................     3,835                         2,896                          2,552
                                          --------                      --------                       --------
      Total Liabilities.................   518,541                       453,296                        410,867
                                          --------                      --------                       --------
SHAREHOLDERS' EQUITY                        59,398                        50,907                         37,224
                                          --------                      --------                       --------
      Total Liabilities and
       Shareholders' Equity.............  $577,939                      $504,203                       $448,091
                                          --------                      --------                       --------
                                          --------                      --------                       --------
Net Interest Income.....................            $27,754                       $23,065                        $19,337
                                                    --------                      --------                       --------
                                                    --------                      --------                       --------
Net Yield on Total Interest-Earning
 Assets.................................                        5.33%                          5.12%                          4.84%
                                                               ------                        -------                        -------
                                                               ------                        -------                        -------

------------
  (1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).

    The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities. Nonaccrual loans are included in assets, thereby reducing yields (see "Nonperforming Assets"). The allocation of the rate/volume variance has been made pro-rata on the percentage that volume and rate variances produce in each category.

                          TAXABLE-EQUIVALENT BASIS(1)                                           DUE TO CHANGE IN
                            YEAR ENDED DECEMBER 31,                                 NET    ---------------------------
                             1995 COMPARED TO 1994                                CHANGE   VOLUME   RATE   RATE/VOLUME
--------------------------------------------------------------------------------  -------  ------  ------  -----------
                                                                                             (IN THOUSANDS)
Interest Income
  Loans, Including Fees.........................................................  $ 9,194  $5,548  $3,059     $ 587
  Investment Securities
    Taxable.....................................................................    1,141       8   1,121        12
    Tax-Exempt..................................................................       63      71      (7)       (1)
  Federal Funds Sold............................................................      653     376     161       116
                                                                                  -------  ------  ------  -----------
    Total Interest Income.......................................................   11,051   6,003   4,334       714
                                                                                  -------  ------  ------  -----------
Interest Expense
  Deposits......................................................................    6,371   1,776   3,979       616
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements.......       23      16       4         3
  Short-Term Borrowings.........................................................      (16)    (15)     (2)        1
  Note Payable..................................................................      (16)    (16)   --        --
                                                                                  -------  ------  ------  -----------
    Total Interest Expense......................................................    6,362   1,761   3,981       620
                                                                                  -------  ------  ------  -----------
Net Interest Income Before Allocation of Rate/Volume............................    4,689   4,242     353        94
                                                                                  -------  ------  ------  -----------
Allocation of Rate/Volume.......................................................    --        265    (171)      (94)
                                                                                  -------  ------  ------  -----------
Changes in Net Interest Income..................................................  $ 4,689  $4,507  $  182     $--
                                                                                  -------  ------  ------  -----------
                                                                                  -------  ------  ------  -----------


                          TAXABLE-EQUIVALENT BASIS(1)                                           DUE TO CHANGE IN
                            YEAR ENDED DECEMBER 31,                                 NET    ---------------------------
                             1994 COMPARED TO 1993                                CHANGE   VOLUME   RATE   RATE/VOLUME
--------------------------------------------------------------------------------  -------  ------  ------  -----------
                                                                                             (IN THOUSANDS)
Interest Income
  Loans, Including Fees.........................................................  $ 4,331  $4,043  $  238     $  50
  Investment Securities
    Taxable.....................................................................      744     735      11        (2)
    Tax-Exempt..................................................................      (47)    (42)     (5)     --
  Federal Funds Sold............................................................     (104)   (277)    310      (137)
                                                                                  -------  ------  ------  -----------
    Total Interest Income.......................................................    4,924   4,459     554       (89)
                                                                                  -------  ------  ------  -----------
Interest Expense
  Deposits......................................................................    1,298   1,070     193        35
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements.......       22      32    --         (10)
  Short-Term Borrowings.........................................................      (28)    (27)     (1)     --
  Note Payable..................................................................      (96)    (96)      1        (1)
                                                                                  -------  ------  ------  -----------
    Total Interest Expense......................................................    1,196     979     193        24
                                                                                  -------  ------  ------  -----------
Net Interest Income Before Allocation of Rate/Volume............................    3,728   3,480     361      (113)
                                                                                  -------  ------  ------  -----------
Allocation of Rate/Volume.......................................................    --        (38)    (75)      113
                                                                                  -------  ------  ------  -----------
Changes in Net Interest Income..................................................  $ 3,728  $3,442  $  286     $--
                                                                                  -------  ------  ------  -----------
                                                                                  -------  ------  ------  -----------

---------
  (1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).

NET YIELD ON EARNING ASSETS

    The following table presents net interest income, average earning assets and the net yield by quarter for the past three years. Income and yield on earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 34% effective federal income tax rate.

           NET YIELD ON               % CHANGE                                      QUARTER
          EARNING ASSETS             FROM PRIOR                --------------------------------------------------
     TAXABLE-EQUIVALENT BASIS           YEAR         YEAR        FOURTH        THIRD       SECOND        FIRST
-----------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                (DOLLARS IN THOUSANDS)
1995
Net Interest Income................        20.3%  $    27,754  $     7,633  $     7,047  $     6,585  $     6,489
Average Earning Assets.............        15.7       521,074      574,033      542,783      492,880      474,600
Net Yield..........................                      5.33%        5.28%        5.15%        5.36%        5.54%

1994
Net Interest Income................        19.3%  $    23,065  $     6,289  $     5,891  $     5,677  $     5,208
Average Earning Assets.............        12.8       450,554      469,604      455,802      448,356      428,454
Net Yield..........................                      5.12%        5.31%        5.13%        5.08%        4.93%

1993
Net Interest Income................        13.7%  $    19,337  $     4,999  $     4,853  $     4,738  $     4,747
Average Earning Assets.............        22.4       399,295      426,691      407,217      393,264      370,008
Net Yield..........................                      4.84%        4.65%        4.73%        4.83%        5.20%
                                     -----------  -----------  -----------  -----------  -----------  -----------
                                     -----------  -----------  -----------  -----------  -----------  -----------

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the year ended December 31, 1995 was $1.7 million, an increase of $600,000 or 55.3% from the $1.1 million for the year ended December 31, 1994. The provision for loan losses for the year ended December 31, 1994 of $1.1 million reflects an increase of $693,000 or 176.8% from the $392,000 provision for loan losses for the year ended December 31, 1993. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, particularly as they relate to the Company's lending area, and other factors related to the collectibility of the Company's loan portfolio. The increase in the provision for the year ended December 31, 1995, compared to the provision for the year ended December 31, 1994, was primarily attributable to loan growth of $110.9 million and net charge-offs of $1.1 million. See "Allowance for Loan Losses."

    In January 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("Statement 114"), "Accounting by Creditors for Impairment of a Loan", and the amendment thereof, Statement of Financial Accounting Standards No. 118 ("Statement 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". In management's opinion, the adoption of Statement 114 and Statement 118 did not have a material effect on the Company's financial position or results of operations.

NONINTEREST INCOME

    Noninterest income of $6.5 million for the year ended December 31, 1995 increased $746,000 or 12.9% compared to $5.8 million for the year ended December 31, 1994, and noninterest income of $5.8 million for the year ended December 31, 1994 increased $740,000 or 14.7% compared to $5.0 million for the year ended December 31, 1993. All categories of noninterest income, except Other Service Charges and Net Investment Securities Gains (Losses), for the year ended December 31, 1995, increased when compared to the year ended December 31, 1994. Total Service Charges of $4.3 million for the year ended December 31, 1995 increased $392,000 or 10.0% compared to the year ended December 31, 1994, and Total Service Charges of $3.9 million for the year ended December 31, 1994, increased $646,000 or 19.6% compared to the year ended December 31, 1993. The increase in Total Service Charges for the years ended December 31, 1995, 1994 and 1993 is attributable to increased account transaction fees as a result of the deposit growth experienced by the Company. The decline in Other Service Charges for the year ended December 31, 1995 compared to the year ended December 31, 1994 was primarily attributable to a decrease in foreign currency exchange fees. The recent events in Mexico, primarily the peso devaluation, have resulted in a decrease in volume and spread on peso exchange fee activity.

    Trust Service Fees of $1.3 million for the year ended December 31, 1995 increased $95,000 or 8.2% compared to $1.2 million for the year ended December 31, 1994, and Trust Service Fees of $1.2 million for the year ended December 31, 1994 increased $74,000 or 6.8% compared to $1.1 million for the year ended December 31, 1993. The increase in Trust Service Fees in each of years 1995 and 1994 is attributable to increases in both the number of trust accounts and the book value of assets managed. The book value of assets managed at December 31, 1995 and 1994 was $237.4 million and $192.4 million, respectively. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

    Net Investment Securities Gains (Losses) was ($111,000) for the year ended December 31, 1995, compared to an $8,000 gain for the year ended December 31, 1994. The decrease was primarily attributable to a $99,000 loss recorded on the sale of two bonds.

    Other operating income of $601,000 for the year ended December 31, 1995 increased $192,000 or 46.9% compared to $409,000 for the year ended December 31, 1994 and other operating income of $409,000 for the year ended December 31, 1994 increased $27,000 or 7.1% compared to year ended December 31, 1993.

    A detailed summary of noninterest income during the last three years is presented in the following table:

                                                                             YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------------
                                                                      % CHANGE FROM            % CHANGE FROM
                     NONINTEREST INCOME                        1995     PRIOR YEAR      1994    PRIOR YEAR      1993
------------------------------------------------------------  ------  --------------   ------  -------------   ------
                                                                              (DOLLARS IN THOUSANDS)
Service Charges on Deposit Accounts.........................  $3,472       14.4%       $3,035       11.7%      $2,718
Other Service Charges.......................................     859       (5.2)          904       57.2          575
                                                              ------       -----       ------      -----       ------
  Total Service Charges.....................................   4,331       10.0         3,939       19.6        3,293
Trust Service Fees..........................................   1,256        8.2         1,161        6.8        1,087
Net Investment Securities Gains
 (Losses)...................................................    (111)        *              8      (75.8)          33
Data Processing Service Fees................................     441       72.9           255        7.6          237
Other Operating Income......................................     601       46.9           409        7.1          382
                                                              ------       -----       ------      -----       ------
  Total.....................................................  $6,518       12.9%       $5,772       14.7%      $5,032
                                                              ------       -----       ------      -----       ------
                                                              ------       -----       ------      -----       ------

---------
  *Not meaningful.

NONINTEREST EXPENSE

    Noninterest expense of $19.0 million for the year ended December 31, 1995 increased $2.5 million or 15.0% compared to $16.5 million for the year ended December 31, 1994, and noninterest expense of $16.5 million for the year ended December 31, 1994 increased $2.0 million or 13.7% compared with $14.5 million for the year ended December 31, 1993. These increases for the years ended December 31, 1995 and 1994 were primarily attributable to the increased volume of business conducted by the Company.

    The largest category of noninterest expense, Salaries and Employee Benefits ("Personnel"), of $9.6 million for the year ended December 31, 1995, increased $1.5 million or 19.3% compared to year ended December 31, 1994 levels of $8.0 million. Personnel expense of $8.0 million for the year ended December 31, 1994 increased $217,000 or 2.8% compared to year ended December 31, 1993 levels of $7.8 million. Personnel expense increased for the year ended December 31, 1995 primarily due to staffing increases, including the additional staff acquired as a result of the RGC/Roma Branch Acquisitions, and increases in payroll taxes, medical insurance premiums and pension expenses for all employees.

    Net occupancy expense of $1.1 million for the year ended December 31, 1995 increased $108,000 or 11.2% compared to $961,000 for the year ended December 31, 1994, and net occupancy expense of $961,000 for the year ended December 31, 1994 increased $141,000 or 17.2% when compared to a net occupancy expense of $820,000 for the year ended December 31, 1993. The increase for the year ended December 31, 1995 is primarily attributable to the occupancy expenses associated with the RGC/Roma Branch Acquisitions.

    Equipment expense of $2.0 million for the year ended December 31, 1995 increased $380,000 or 23.1% compared to $1.6 million for the year ended December 31, 1994 and equipment expense of $1.6 million for the year ended December 31, 1994 increased $282,000 or 20.6% when compared with $1.4 million for the year ended December 31, 1993. The equipment expense increase noted during the year ended December 31, 1995 is primarily attributable to equipment obtained in the RGC/Roma Branch Acquisitions and equipment acquired to service the Company's increasing customer base.

    Other Real Estate (Income) Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate (Income) Expense, Net of $107,000 for the year ended December 31, 1995 increased $32,000 or 42.7% when compared to $75,000 net expense for the year ended December 31, 1994. Other Real Estate (Income)
Expense, Net of $75,000 net expense for the year ended December 31, 1994 decreased $403,000 or 122.9% compared to $328,000 net income for the year ended December 31, 1993. The increased expense during the year ended December 31, 1995 is primarily attributable to commissions paid on new lease agreements on rental property included in Other Real Estate. Management is actively seeking buyers for all Other Real Estate and is of the opinion that the carrying value of Other Real Estate approximates its estimated fair value less estimated closing costs.

    Advertising and Public Relations expense of $772,000 for the year ended December 31, 1995 increased $79,000 or 11.4% compared to $693,000 for the year ended December 31, 1994. The increase in advertising and public relations expense is primarily attributable to a new marketing program and additional advertising in the service area acquired in the RGC/Roma Branch Acquisitions.

    FDIC insurance of $540,000 for the year ended December 31, 1995, decreased $433,000 or 44.5% compared to $973,000 for the year ended December 31, 1994 due to a rebate and a premium rate reduction. On August 8, 1995, the FDIC Board of Directors voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund, effective as of June 1, 1995. As a result, the overpaid assessments for the period June 1 to September 30, 1995 and interest (totaling $297,000) were refunded on September 15, 1995. The Company continues to receive the most favorable risk classification for purposes of determining the annual deposit insurance assessment rate, although there can be no assurance that the Company will continue in the most favorable risk classification in the future.

    The increase in Other Losses represents additional losses sustained on overdraft accounts and the costs of settlement during the period ending December 31, 1995 of certain litigation.

    A detailed summary of noninterest expense during the last three years is presented in the following table:

                                                                   YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------
                                                          % CHANGE FROM                 % CHANGE FROM
            NONINTEREST EXPENSE                1995        PRIOR YEAR        1994        PRIOR YEAR        1993
-------------------------------------------  ---------  -----------------  ---------  -----------------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Salaries and Wages.........................  $   7,605           20.1%     $   6,334            4.5%     $   6,059
Employee Benefits..........................      1,958           16.5          1,681           (3.3)         1,739
                                             ---------          -----      ---------         ------      ---------
  Total Salaries and Employee Benefits.....      9,563           19.3          8,015            2.8          7,798
                                             ---------          -----      ---------         ------      ---------
Net Occupancy Expense......................      1,069           11.2            961           17.2            820
                                             ---------          -----      ---------         ------      ---------
Equipment Expense..........................      2,028           23.1          1,648           20.6          1,366
                                             ---------          -----      ---------         ------      ---------
Other Real Estate (Income) Expense, Net
  Rent Income...............................      (146)           6.6           (137)         (77.6)          (612)
  (Gain) Loss on Sale......................          3           50.0              2         (100.4)          (507)
  Expenses.................................        131           33.7             98          (78.2)           449
  Write-Downs..............................        119            6.3            112          (67.3)           342
                                             ---------          -----      ---------         ------      ---------
    Total Other Real Estate (Income)
     Expense, Net..........................        107           42.7             75         (122.9)          (328)
                                             ---------          -----      ---------         ------      ---------
Other Noninterest Expense
  Advertising and Public Relations.........        772           11.4            693           75.9            394
  Amortization of Intangibles..............        323           44.2            224           (4.7)           235
  Data Processing and Check Clearing.......        491           36.4            360           18.4            304
  Director Fees............................        284            6.4            267           (8.2)           291
  Franchise Tax............................        198           24.5            159            9.7            145
  Insurance................................        228          (27.3)           314           (1.9)           320
  FDIC Insurance...........................        540          (44.5)           973           17.1            831
  Legal and Professional...................        870          (13.5)         1,006           42.9            704
  Stationery and Supplies..................        658           22.3            538           12.8            477
  Telephone................................        250           23.8            202            3.6            195
  Other Losses.............................        624          252.5            177           51.3            117
  Miscellaneous Expenses...................        972            8.6            895            6.0            844
                                             ---------          -----      ---------         ------      ---------
    Total Other Noninterest Expense........      6,210            6.9          5,808           19.6          4,857
                                             ---------          -----      ---------         ------      ---------
      Total................................  $  18,977           15.0%     $  16,507           13.7%     $  14,513
                                             ---------          -----      ---------         ------      ---------
                                             ---------          -----      ---------         ------      ---------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    In December 1990, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 106 ("Statement 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions", which is effective for fiscal years beginning after December 15, 1992. Statement 106 requires companies that have postretirement benefit plans to accrue the estimated cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents. The Company does not presently provide postretirement benefits other than the KSOP Plan, which is available to all eligible employees, and a nonqualified deferred compensation plan for the benefit of Glen E. Roney, Chairman of the Board, President and Chief Executive Officer.

INCOME TAX

    The Company recorded income tax expense of $4.7 million for the year ended December 31, 1995 compared to $3.9 million for the year ended December 31, 1994. The increase in income tax expense for the year ended December 31, 1995 is due primarily to an increased level of pretax income during the year ended December 31, 1995.

    The Texas franchise tax is based in part on capital and in part on federal taxable income with certain modifications. A portion of the tax is accrued in the year in which the income to which it relates is earned, even though the tax constitutes a fee for the privilege of doing business in a succeeding period and is payable in that period. The Company recorded Texas franchise tax expense of $217,000, $207,000 and $149,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

NET INCOME

    Net income was $8.7 million, $7.2 million and $6.0 million for the years ended December 31, 1995, 1994 and 1993, respectively.

                        ANALYSIS OF FINANCIAL CONDITION

BALANCE SHEET COMPOSITION

    The Company continues to experience growth in total assets, deposits and loans attributable in the opinion of management, in part to the vitality of the Rio Grande Valley economy and in part to the RGC/ Roma Branch Acquisitions. The recent devaluation of the Mexican peso relative to the U.S. dollar has reduced retail sales to Mexican nationals. However, the effects of NAFTA and the devaluation have also increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras) which benefit the Rio Grande Valley economy. Management does not believe that the recent Mexican financial problems will materially adversely affect the Company's growth and earnings prospects.

    Average interest-earning assets of $521.1 million increased $70.5 million or 15.7% for the year ended December 31, 1995 compared to $450.6 million for the year ended December 31, 1994 and $51.3 million or 12.8% for the year ended December 31, 1994 compared to $399.3 million for the year ended December 31, 1993. Management's continued focus on lending has resulted in average loans increasing $61.2 million or 19.8% to $370.3 million for the year ended December 31, 1995 compared to December 31, 1994 levels of $309.0 million, while average investment securities of $131.0 million increased $967,000 or 0.7% for the year ended December 31, 1995 compared to December 31, 1994 levels of $130.0 million. Total average assets increased $73.7 million or 14.6% to $577.9 million for the year ended December 31, 1995 compared to December 31, 1994 levels and $56.1 million or 12.5% to $504.2 million for the year ended December 31, 1994 compared to December 31, 1993 levels of $448.1 million.

    Average interest-bearing deposits increased $54.3 million or 15.3% to $409.5 million for the year ended December 31, 1995 compared to the year ended December 31, 1994 levels of $355.2 million. Demand deposits also increased $10.0 million or 10.7% for the year ended December 31, 1995 to $103.8 million compared to the year ended December 31, 1994 levels of $93.8 million partially as a result of the increase in public funds from several local municipalities and independent school districts. The Company has a stable noninterest-bearing source of funds as reflected in the ratio of average demand deposits to average total deposits for years ended December 31, 1995, 1994 and 1993 of 20.2%, 20.9%, and 20.6%,
respectively.

    The following table presents the Company's average balance sheets during the last three years:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                          AVERAGE BALANCE SHEETS                                1995         1994         1993
---------------------------------------------------------------------------  -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
ASSETS
Loans......................................................................  $   370,274  $   309,038  $   263,963
Investment Securities
  Taxable..................................................................      126,086      125,912      110,098
  Tax-Exempt...............................................................        4,907        4,114        4,579
Federal Funds Sold.........................................................       19,807       11,490       20,655
                                                                             -----------  -----------  -----------
  Total Interest-Earning Assets............................................      521,074      450,554      399,295
Cash and Due From Banks....................................................       31,151       30,392       26,999
Bank Premises and Equipment, Net...........................................       16,365       15,358       13,430
Other Assets...............................................................       13,507       11,562       11,573
Allowance for Loan Losses..................................................       (4,158)      (3,663)      (3,206)
                                                                             -----------  -----------  -----------
  Total....................................................................  $   577,939  $   504,203  $   448,091
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
LIABILITIES
Demand Deposits
  Commercial and Individual................................................  $    96,773  $    91,039  $    81,021
  Public Funds.............................................................        7,069        2,768        2,689
                                                                             -----------  -----------  -----------
    Total Demand Deposits..................................................      103,842       93,807       83,710
                                                                             -----------  -----------  -----------
Savings....................................................................       31,360       29,791       27,978
Money Market Checking and Savings
  Commercial and Individual................................................      101,881      109,689      105,646
  Public Funds.............................................................       27,131       23,876        9,476
Time Deposits
  Commercial and Individual................................................      232,966      172,175      163,896
  Public Funds.............................................................       16,201       19,710       14,912
                                                                             -----------  -----------  -----------
    Total Interest-Bearing Deposits........................................      409,539      355,241      321,908
                                                                             -----------  -----------  -----------
Total Deposits.............................................................      513,381      449,048      405,618
Federal Funds Purchased and Securities Sold Under Repurchase Agreements....        1,093          651           20
Short-Term Borrowings......................................................          232          436          804
Note Payable...............................................................      --               265        1,873
Other Liabilities..........................................................        3,835        2,896        2,552
SHAREHOLDERS' EQUITY.......................................................       59,398       50,907       37,224
                                                                             -----------  -----------  -----------
    Total..................................................................  $   577,939  $   504,203  $   448,091
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

CASH AND DUE FROM BANKS

    Texas State Bank, through its nine banking locations, offers a broad range of commercial banking services to individuals and businesses in its service area. Texas State Bank also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations, data processing and other correspondent services. The amount of cash and due from banks held on any one day is significantly influenced by temporary changes in cash items in process of collection. At December 31, 1995, cash and due from banks was $30.9 million, $9.5 million less than at December 31, 1994.

INVESTMENT SECURITIES

    In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115 ("Statement 115"), "Accounting for Certain Investments in Debt and Equity Securities". Statement 115 established standards of financial accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. At acquisition, the Bank is required to classify debt and equity securities into one of three categories: Held to Maturity, Trading or Available for Sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as Held to Maturity and measured at amortized cost in the consolidated balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as Trading and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses included in earnings. Investments not classified as either Held to Maturity or Trading are classified as Available for Sale and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses reported in a separate component of shareholders' equity until realized.

    Effective December 31, 1993, the Company adopted Statement 115, which caused various investment securities to be reclassified from Held to Maturity to Available for Sale. All treasury and agency bonds with a maturity of two years or less from December 31, 1993, all floating rate bonds and two small equity securities were reclassified to Available for Sale. During 1994, management continued classifying bonds purchased with a final maturity of two years or less as Available for Sale. During 1995, management has classified bonds purchased with a final maturity of three years or less as Available for Sale. All other bonds have been classified as Held to Maturity. Future purchases of investment securities will be classified as Available for Sale or Held to Maturity at time of purchase as determined by the investment committee.

    On October 18, 1995, the FASB decided to grant to all entities a one-time opportunity during the period from approximately the middle of November to December 31, 1995, to reconsider their intent and ability to hold securities accounted for as Held to Maturity under Statement 115. This opportunity allowed entities to transfer securities from the Held to Maturity category to Available for Sale or Trading without calling into question their intent to hold other debt securities to maturity. On December 31, 1995, the Bank transferred approximately $1.5 million in Held to Maturity securities to the Available for Sale category resulting in no change to shareholders' equity per share. As a result of this transfer, all Other Securities are classified as Available for Sale.

    At December 31, 1995, 1994 and 1993, no securities were classified as Trading.

    The following table presents estimated market value of Securities Available for Sale at December 31, 1995, 1994 and 1993:

                                                         % CHANGE FROM                 % CHANGE FROM
       SECURITIES AVAILABLE FOR SALE           1995        PRIOR YEAR       1994        PRIOR YEAR        1993
-------------------------------------------  ---------  ----------------  ---------  -----------------  ---------
                                                                    (DOLLARS IN THOUSANDS)
U.S. Treasury Securities...................  $   6,012          (77.8)%   $  27,132          (55.3)%    $  60,654
U.S. Government Agency Securities..........     55,668          104.9        27,167           11.9         24,277
Mortgage-Backed Security...................     --             (100.0)          498           (2.4)           510
Other Securities...........................      1,470         *                 17           54.5             11
                                             ---------        -------     ---------          -----      ---------
  Total....................................  $  63,150           15.2%    $  54,814          (35.9)%    $  85,452
                                             ---------        -------     ---------          -----      ---------
                                             ---------        -------     ---------          -----      ---------

------------------------------
* Not meaningful.

    The following table presents the maturities, amortized cost, estimated market value and weighted average yields of the Securities Available for Sale at December 31, 1995:

                                                     AMORTIZED COST(1) MATURING
                                          ------------------------------------------------
                                                      AFTER ONE   AFTER FIVE                              ESTIMATED
                                          ONE YEAR     THROUGH    THROUGH TEN   AFTER TEN    AMORTIZED     MARKET
     SECURITIES AVAILABLE FOR SALE         OR LESS   FIVE YEARS      YEARS        YEARS       COST(1)       VALUE
----------------------------------------  ---------  -----------  -----------  -----------  -----------  -----------
                                                                    (DOLLARS IN THOUSANDS)
U.S. Treasury Securities................  $   4,001   $   1,999    $  --        $  --        $   6,000    $   6,012
U.S. Government Agency
 Securities.............................     20,182      35,320       --           --           55,502       55,668
Other Securities........................     --          --               75        1,396        1,471        1,470
                                          ---------  -----------  -----------  -----------  -----------  -----------
  Total.................................  $  24,183   $  37,319    $      75    $   1,396    $  62,973    $  63,150
                                          ---------  -----------  -----------  -----------  -----------  -----------
                                          ---------  -----------  -----------  -----------  -----------  -----------

        WEIGHTED AVERAGE YIELDS
       (TAXABLE-EQUIVALENT BASIS)
----------------------------------------
U.S. Treasury Securities................       5.13%       6.07%      --    %      --    %        5.45%
U.S. Government Agency Securities.......       6.32        6.15       --           --             6.21
Other Securities........................     --          --             6.10         5.93         5.94
  Total.................................       6.13        6.15         6.10         5.93         6.13
                                          ---------  -----------  -----------  -----------  -----------
                                          ---------  -----------  -----------  -----------  -----------

---------
  (1) Amortized cost for Securities Available for Sale is stated at par plus any remaining unamortized premium paid or less any remaining unamortized discount received.

    The following table presents amortized cost of Securities Held to Maturity at December 31, 1995, 1994 and 1993:

                                                          % CHANGE FROM                 % CHANGE FROM
        SECURITIES HELD TO MATURITY            1995        PRIOR YEAR        1994        PRIOR YEAR        1993
-------------------------------------------  ---------  -----------------  ---------  -----------------  ---------
                                                                    (DOLLARS IN THOUSANDS)
U.S. Treasury Securities...................  $  28,787           (1.7)%    $  29,270            9.4%     $  26,757
U.S. Government Agency Securities..........     34,230           (4.8)        35,973          299.2          9,011
States and Political Subdivisions
 Securities................................      5,474           (4.6)         5,736           10.1          5,208
Mortgage-Backed Security...................     --             --             --             (100.0)            77
Other Securities...........................     --             (100.0)         1,035         --              1,035
                                             ---------         ------      ---------         ------      ---------
  Total....................................  $  68,491           (4.9)%    $  72,014           71.1%     $  42,088
                                             ---------         ------      ---------         ------      ---------
                                             ---------         ------      ---------         ------      ---------

    Total investments in states and political subdivisions represent investments in entities within the State of Texas. No single issuer accounted for as much as 10.0% of total shareholders' equity at December 31, 1995. Of the obligations of states and political subdivisions held by the Company at December 31, 1995, 88.1% were rated A or better by Moody's Investor Services, Inc.

    The following table presents the maturities, amortized cost, estimated market value and weighted average yields of Securities Held to Maturity at December 31, 1995:

                                                               AMORTIZED COST(1) MATURING
                                                    ------------------------------------------------
                                                                AFTER ONE    AFTER FIVE                            ESTIMATED
                                                    ONE YEAR     THROUGH       THROUGH     AFTER TEN   AMORTIZED    MARKET
           SECURITIES HELD TO MATURITY              OR LESS    FIVE YEARS     TEN YEARS      YEARS      COST(1)      VALUE
--------------------------------------------------  --------   -----------   -----------   ---------   ---------   ---------
                                                                             (DOLLARS IN THOUSANDS)
U.S. Treasury Securities..........................  $ 18,412     $10,375       $--           $--        $28,787     $28,776
U.S. Government Agency
 Securities.......................................     6,995      26,016        1,219        --          34,230      34,425
States and Political Subdivisions Securities......       425       2,818        2,034          197        5,474       5,761
                                                    --------   -----------   -----------   ---------   ---------   ---------
  Total...........................................  $ 25,832     $39,209       $3,253        $ 197      $68,491     $68,962
                                                    --------   -----------   -----------   ---------   ---------   ---------
                                                    --------   -----------   -----------   ---------   ---------   ---------

             WEIGHTED AVERAGE YIELDS
            (TAXABLE-EQUIVALENT BASIS)
--------------------------------------------------
U.S. Treasury Securities..........................      4.34%       5.62%       --   %       --   %        4.80%
U.S. Government Agency
 Securities.......................................      5.37        6.45         7.57        --            6.27
States and Political Subdivisions Securities......      9.57        8.63         8.32         9.98         8.63
  Total...........................................      4.70        6.38         8.04         9.98         5.84
                                                    --------   -----------   -----------   ---------   ---------
                                                    --------   -----------   -----------   ---------   ---------

---------
  (1) Amortized cost for Securities Held to Maturity is stated at par plus any remaining unamortized premium paid or less any remaining unamortized discount received.

LOANS

    The Company  manages  its  credit  risk  by  establishing  and  implementing strategies and guidelines appropriate to the characteristics of borrowers, industries, geographic locations and products. Diversification of risk within each of these areas is a primary objective. Policies and procedures are developed to ensure that loan commitments conform to current strategies and guidelines. Management continues to refine the Company's credit policies and procedures to address the risks in the current and prospective environment and to reflect management's current strategic focus. The credit process is controlled with continuous credit review and analysis, and by review by internal and external auditors and regulatory authorities. The Company's loans are widely diversified by borrower and industry group.

    The Company has collateral management policies in place so that collateral lending of all types is approached, to the extent possible, on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes accounts receivable and inventory, marketable securities, equipment and agricultural products. Autos, deeds of trust, life insurance and marketable securities are accepted as collateral for the installment loan portfolio.

    Management of the Company believes that the Company has benefitted from increased loan demand due to passage of NAFTA and the strong population growth in the Rio Grande Valley. More recently, the devaluation of the Mexican peso relative to the U.S. dollar has reduced retail sales to residents of Mexico. However, the effects of NAFTA and the devaluation have also increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras) which benefit the Rio Grande Valley economy. Management believes the current Mexican financial problems will not have a material adverse effect on the Company's growth and earnings prospects.

    Total loans of $450.9 million for the year ended December 31, 1995 increased $110.9 million or 32.6% compared to the year ended December 31, 1994 levels of $339.9 million and increased $49.4 million or 17.0% for the year ended December 31, 1994 compared to levels of $290.5 million at

December 31, 1993. The increase in total loans for the year ended December 31, 1995 is primarily attributable to the RGC/Roma Branch Acquisitions, funding a large leveraged employee stock ownership trust loan and management's efforts to improve the earnings mix of earning assets by increasing loan volume. The increase in Commercial loans in general, and Commercial-Tax Exempt loans in particular, for the year ended December 31, 1995 was primarily attributable to the funding of a $34.0 million employee stock ownership trust loan which is collateralized by stock and assets of the employer and approximately $27.5 million of cash and cash equivalent assets. Excluding this loan, Total Commercial Loans at December 31, 1995 represented an increase of $10.6 million, or 10.4%, compared to levels at December 31, 1994, and Total Loans at December 31, 1995 represented an increase of $76.9 million, or 22.6%, compared to levels at December 31, 1994. A substantial portion of the increase in loans classified as Real Estate-Commercial Mortgage loans consists of loans secured by real estate and other assets to commercial customers. The increase in total loans for the year ended December 31, 1992 is primarily due to the acquisition of Mid Valley Bank. The following table presents the composition of the loan portfolio at the end of each of the last five years:


                                                                           DECEMBER 31,
                                                  ---------------------------------------------------------------
           LOAN PORTFOLIO COMPOSITION                1995         1994         1993         1992         1991
------------------------------------------------  -----------  -----------  -----------  -----------  -----------
                                                                          (IN THOUSANDS)
Commercial......................................  $   112,042  $   101,866  $    91,697  $    87,240  $    63,638
Commercial-Tax Exempt...........................       34,419      --           --           --           --
                                                  -----------  -----------  -----------  -----------  -----------
  Total Commercial Loans........................      146,461      101,866       91,697       87,240       63,638
Agricultural....................................       25,097       17,199       13,829       14,789       10,357
Real Estate
  Construction..................................       29,967       18,809       11,846        9,534        5,886
  Commercial Mortgage...........................      129,953      113,677       98,635       69,407       42,853
  Agricultural Mortgage.........................       17,057       10,263        5,153        7,547        5,847
  1-4 Family Mortgage...........................       59,052       47,425       42,647       40,403       32,159
Consumer........................................       43,267       30,700       26,693       23,198       19,113
                                                  -----------  -----------  -----------  -----------  -----------
  Total Loans...................................  $   450,854  $   339,939  $   290,500  $   252,118  $   179,853
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

    The contractual maturity schedule of the loan portfolio at December 31, 1995 is presented in the following table:

                                                                                 LOAN MATURITIES
                                                                                DECEMBER 31, 1995
                                                                --------------------------------------------------
                                                                                AFTER
                                                                    ONE       ONE YEAR
                                                                   YEAR        THROUGH       AFTER
                                                                  OR LESS    FIVE YEARS   FIVE YEARS      TOTAL
                                                                -----------  -----------  -----------  -----------
                                                                                  (IN THOUSANDS)
Commercial....................................................  $    61,134  $    45,748   $   5,160   $   112,042
Commercial Tax Exempt.........................................        4,411       18,851      11,157        34,419
Agricultural..................................................       22,449        2,648      --            25,097
Real Estate
  Construction................................................       21,786        8,181      --            29,967
  Commercial Mortgage.........................................       28,613       85,681      15,659       129,953
  Agricultural Mortgage.......................................        3,647       10,989       2,421        17,057
  1-4 Family Mortgage.........................................       14,489       42,114       2,449        59,052
Consumer......................................................       19,928       23,070         269        43,267
                                                                -----------  -----------  -----------  -----------
    Total.....................................................  $   176,457  $   237,282   $  37,115   $   450,854
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Variable-Rate Loans...........................................  $   105,864  $   126,965   $  34,354   $   267,183
Fixed-Rate Loans..............................................       70,593      110,317       2,761       183,671
                                                                -----------  -----------  -----------  -----------
    Total.....................................................  $   176,457  $   237,282   $  37,115   $   450,854
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

    As shown in the preceding table, loans maturing within one year totaled $176.5 million at year-end 1995. The Company's policy on maturity extensions and rollovers is based on management's assessment of individual loans. Approvals for the extension or renewal of loans without reduction of principal for more than one twelve-month period are generally avoided, unless the loans are fully secured or are revolving lines subject to annual analysis and renewal.

NONPERFORMING ASSETS

    The Bank has several procedures in place to assist in maintaining the overall quality of its loan portfolio. The Bank has established underwriting guidelines to be followed by its officers and monitors its delinquency levels for any negative or adverse trends, particularly with respect to credits which have total exposures of $10,000 or more.

    Nonperforming assets consist of nonaccrual loans, loans for which the interest rate has been renegotiated below originally contracted rates and real estate or other assets that have been acquired in partial or full satisfaction of loan obligations. At December 31, 1995, five loan relationships in excess of $100,000 totaling $1.6 million accounted for 76.1% of the total nonaccrual loans. These five nonaccrual credits are secured primarily by real estate, and management believes that it is unlikely that any material loss will be incurred on disposition of the collateral. The remaining nonaccrual loans represent loans of less than $100,000 each.

    The Company's policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income.

    Loans which are contractually 90 days or more past due, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such accruing loans 90 days or more past due for the years ended December 31, 1995, 1994 and 1993 totaled $642,000, $226,000 and $439,000, respectively. The increase in accruing loans 90 days or more past due at December 31, 1995 as compared to December 31, 1994 is partly attributable to two credits over $100,000 included in the category, both of which are in the process of collection.

    Nonperforming assets of $3.6 million at December 31, 1995 decreased $1.2 million or 25.5% compared to December 31, 1994 levels of $4.8 million and decreased $138,000 or 2.9% for the year ended December 31, 1994 compared to December 31, 1993 levels of $5.0 million. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" above. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans and other nonperforming assets at December 31, 1995 decreased to 0.94% from 1.47% at December 31, 1994 due primarily to the reduction in other nonperforming assets and the addition of $43.7 million of performing loans from the RGC/Roma Branch Acquisitions.

    Management is not aware of any borrower relationships that are not reported as nonperforming where management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

    Effective January 1, 1995, the Company adopted Statement 114 and the amendment thereof, Statement 118. Under Statement 114, a loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement 114 requires that an impaired loan be valued utilizing (i) the present value of expected future cash flows discounted at the effective interest rate of the loan, (ii) the fair value of the underlying collateral, or (iii) the observable market price of the loan. Statement 118 amended Statement 114 by expanding the related disclosure requirements and permitting use of existing methods for recognizing interest income on impaired loans.

    At December 31, 1995, the Company had a $2.0 million recorded investment in impaired loans for which there was a related allowance for loan losses of $172,000. At December 31, 1995, there were no impaired loans for which there was no related allowance for loan losses. The average level of impaired loans during the year ended December 31, 1995 was $1.9 million. The Company recorded interest income of $91,000 on its impaired loans during the year ended December 31, 1995.

    An analysis of the components of nonperforming assets for the last five years is presented in the following table:

                                                                                    DECEMBER 31,
                                                                -----------------------------------------------------
                     NONPERFORMING ASSETS                         1995       1994       1993       1992       1991
--------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
                                                                               (DOLLARS IN THOUSANDS)
Nonaccrual Loans..............................................  $   2,092  $   2,435  $   2,305  $   1,060  $   3,441
Renegotiated Loans............................................          6         13         47         76        355
                                                                ---------  ---------  ---------  ---------  ---------
  Nonperforming Loans.........................................      2,098      2,448      2,352      1,136      3,796
Other Nonperforming Assets (Primarily Other Real Estate)......      1,489      2,364      2,598      4,790      4,056
                                                                ---------  ---------  ---------  ---------  ---------
  Total Nonperforming Assets..................................      3,587      4,812      4,950      5,926      7,852
Accruing Loans 90 Days or More Past Due.......................        642        226        439        474         21
                                                                ---------  ---------  ---------  ---------  ---------
  Total Nonperforming Assets and Accruing Loans 90 Days or
   More Past Due..............................................  $   4,229  $   5,038  $   5,389  $   6,400  $   7,873
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
Nonperforming Loans as a % of Total Loans.....................       0.47%      0.72%      0.81%      0.45%      2.11%
Nonperforming Assets as a % of Total Loans and Other
 Nonperforming Assets.........................................       0.79       1.41       1.69       2.31       4.27
Nonperforming Assets as a % of Total Assets...................       0.55       0.90       1.05       1.43       2.64
Nonperforming Assets Plus Accruing Loans 90 Days or More Past
 Due as a % of Total Loans And Other Nonperforming Assets.....       0.94       1.47       1.84       2.49       4.28
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

    Interest income that would have been recorded for the year ended December 31, 1995 on nonaccrual and renegotiated loans had such loans performed in accordance with their original contractual terms and been outstanding throughout the year ended December 31, 1995, or since origination, if held for only part of that year, was approximately $247,000. For the year ended December 31, 1995, the amount of interest income actually recorded on nonaccrual and restructured loans was approximately $176,000.

    Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 1995, all such loans had been identified and included in the nonaccrual, restructured or 90 days past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES

    Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. A specific percentage is allocated to total loans in good standing and additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank's allowance for loan losses. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary. The allowance for loan losses at December 31, 1995 was $4.5 million, which represents an increase of $1.0 million or 29.3% as compared to the allowance for loan losses at December 31, 1994. Management believes that the allowance for loan losses at December 31, 1995 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

    The following table summarizes the activity in the allowance for loan losses for the last five years:

                                                                              YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
               ALLOWANCE FOR LOAN LOSS ACTIVITY                   1995       1994       1993       1992       1991
--------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
                                                                               (DOLLARS IN THOUSANDS)
Balance at Beginning of Year..................................  $   3,511  $   3,435  $   2,929  $   2,547  $   2,988
Balance from Acquisitions.....................................        450     --         --            626     --
Provision for Loan Losses.....................................      1,685      1,085        392        220        310
Charge-Offs
  Commercial..................................................        813        169         64        229        483
  Agricultural................................................        416        781     --             64        103
  Real Estate.................................................        111        153         89        490        211
  Consumer....................................................        300        132         93         84        124
                                                                ---------  ---------  ---------  ---------  ---------
    Total Charge-Offs.........................................      1,640      1,235        246        867        921
                                                                ---------  ---------  ---------  ---------  ---------
Recoveries
  Commercial..................................................        401        163        113        233         67
  Agricultural................................................         66          4         13         41     --
  Real Estate.................................................          4         10        128         51         29
  Consumer....................................................         65         49        106         78         74
                                                                ---------  ---------  ---------  ---------  ---------
    Total Recoveries..........................................        536        226        360        403        170
                                                                ---------  ---------  ---------  ---------  ---------
Net Charge-Offs (Recoveries)..................................      1,104      1,009       (114)       464        751
                                                                ---------  ---------  ---------  ---------  ---------
Balance at End of Year........................................  $   4,542  $   3,511  $   3,435  $   2,929  $   2,547
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
Ratio of Allowance for Loan Losses to Loans Outstanding, Net
 of Unearned Discount.........................................       1.01%      1.03%      1.18%      1.16%      1.42%
Ratio of Allowance for Loan Losses to Nonperforming
 Assets.......................................................     126.62      72.96      69.39      49.43      32.44
Ratio of Net Charge-Offs to Average Total Loans Outstanding,
 Net of Unearned Discount.....................................       0.30       0.33      (0.04)      0.21       0.45
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

    The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the end of each of the last five years is presented in the table below:

                                                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                                   DECEMBER 31,
                ------------------------------------------------------------------------------------------------------------------
                           1995                         1994                         1993                         1992
                ---------------------------  ---------------------------  ---------------------------  ---------------------------
                               % OF LOANS                   % OF LOANS                   % OF LOANS                   % OF LOANS
                                IN EACH                      IN EACH                      IN EACH                      IN EACH
                                CATEGORY                     CATEGORY                     CATEGORY                     CATEGORY
                                TO TOTAL                     TO TOTAL                     TO TOTAL                     TO TOTAL
                  AMOUNT         LOANS         AMOUNT         LOANS         AMOUNT         LOANS         AMOUNT         LOANS
                -----------  --------------  -----------  --------------  -----------  --------------  -----------  --------------
                                                              (DOLLARS IN THOUSANDS)
Commercial....   $     965          32.5%     $   1,057          30.0%     $   1,348          31.6%     $   1,096          34.6%
Agricultural...        304           5.6            478           5.1            138           4.7            148           5.9
Real Estate...       2,401          52.3          1,644          55.9          1,705          54.5          1,380          50.3
Consumer......         296           9.6            257           9.0            215           9.2            254           9.2
Unallocated...         576         --                75         --                29         --                51         --
                -----------        -----     -----------        -----     -----------        -----     -----------        -----
  Total.......   $   4,542         100.0%     $   3,511         100.0%     $   3,435         100.0%     $   2,929         100.0%
                -----------        -----     -----------        -----     -----------        -----     -----------        -----
                -----------        -----     -----------        -----     -----------        -----     -----------        -----


                           1991
                ---------------------------
                               % OF LOANS
                                IN EACH
                                CATEGORY
                                TO TOTAL
                  AMOUNT         LOANS
                -----------  --------------

Commercial....   $     787          35.4%
Agricultural..         104           5.7
Real Estate...       1,346          48.3
Consumer......         209          10.6
Unallocated...         101         --
                -----------        -----
  Total.......   $   2,547         100.0%
                -----------        -----
                -----------        -----

PREMISES AND EQUIPMENT

    Premises and equipment of $18.4 million at December 31, 1995 increased $3.1 million or 20.3% compared to $15.3 million at December 31, 1994 in addition to a net increase of $480,000 or 3.2% for December 31, 1994 compared to $14.8 million at December 31, 1993. The net increase for the year ended December 31, 1995 is primarily attributable to the $1.8 million in fixed assets acquired in the RGC/ Roma Branch Acquisitions and $1.0 million for new equipment and software for the data processing center.

INTANGIBLES

    Intangibles of $5.7 million at December 31, 1995 increased $3.7 million or 188.1% compared to $2.0 million at December 31, 1994 and decreased $224,000 or 10.1% for December 31, 1994 compared to $2.2 million at December 31, 1993. The net increase for the year ended December 31, 1995 is attributable to the goodwill recorded as a result of the RGC/Roma Branch Acquisitions.

DEPOSITS

    Total deposits of $579.7 million at December 31, 1995 increased $107.6 million or 22.8% compared to December 31, 1994 levels of $472.1 million and total deposits of $472.1 million for the year ended December 31, 1994 increased $42.6 million or 9.9% compared to December 31, 1993 levels of $429.5 million. The increase in total deposits at December 31, 1995 compared to December 31, 1994 is primarily attributable to the RGC/Roma Branch Acquisitions. Total noninterest-bearing deposits of $120.4 million for the year ended December 31, 1995 represented an increase of $20.8 million or 20.8% compared to the year ended December 31, 1994 and $10.2 million or 11.5% for the year ended December 31, 1994 compared to the year ended December 31, 1993. Total public funds deposits (consisting of Public Funds Demand Deposits, Public Funds Money Market Checking and Savings and Public Funds Time Deposits) of $39.3 million for the year ended December 31, 1995 decreased $16.3 million or 29.3% compared to December 31, 1994 levels of $55.6 million. The decline in public funds is primarily due to the loss of a large public fund to a competitor as a result of a competitive bid in September 1995. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public funds deposits. The following table presents the composition of total deposits at the end of the last three years:

                                                                                      DECEMBER 31,
                                                              ------------------------------------------------------------
                                                                        % CHANGE FROM             % CHANGE FROM
                       TOTAL DEPOSITS                           1995     PRIOR YEAR       1994     PRIOR YEAR       1993
------------------------------------------------------------  --------  -------------   --------  -------------   --------
                                                                                 (DOLLARS IN THOUSANDS)
Demand Deposits
  Commercial and Individual.................................  $113,345      16.1%       $ 97,597      11.5%       $ 87,533
  Public Funds..............................................     7,069     245.5           2,046       9.4           1,871
                                                              --------     -----        --------      ----        --------
    Total Demand Deposits...................................   120,414      20.8          99,643      11.5          89,404
                                                              --------     -----        --------      ----        --------
                                                              --------     -----        --------      ----        --------
Interest-Bearing Deposits
  Savings...................................................    36,133      26.0          28,689      (4.6)         30,061
  Money Market Checking and Savings
    Commercial and Individual...............................   105,409      (0.6)        106,062       6.3          99,785
    Public Funds............................................    22,278     (35.8)         34,688       7.6          32,232
  Time Deposits
    Commercial and Individual...............................   285,545      55.0         184,177      14.1         161,464
    Public Funds............................................     9,952     (47.2)         18,849      13.7          16,575
                                                              --------     -----        --------       ---        --------
  Total Interest-Bearing Deposits...........................   459,317      23.3         372,465       9.5         340,117
                                                              --------     -----        --------       ---        --------
    Total Deposits..........................................  $579,731      22.8%       $472,108       9.9%       $429,521
                                                              --------     -----        --------       ---        --------
                                                              --------     -----        --------       ---        --------
Weighted Average Rate on
  Interest-Bearing Deposits.................................      4.39%                     3.27%                     3.21%
                                                              --------                  --------                  --------
                                                              --------                  --------                  --------

    Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. Texas State Bank does not solicit brokered deposits. The following table presents the maturities of time deposits of $100,000 or more at December 31, 1995 and 1994:

                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE                         1995             1994
--------------------------------------------------------------------------------  -----------------  -------------
                                                                                       (DOLLARS IN THOUSANDS)
Three Months or Less............................................................     $    47,925      $    35,964
After Three through Six Months..................................................          20,184           25,338
After Six through Twelve Months.................................................          21,152           14,422
After Twelve Months.............................................................          37,129           15,357
                                                                                  -----------------  -------------
  Total.........................................................................     $   126,390      $    91,081
                                                                                  -----------------  -------------
                                                                                  -----------------  -------------
Weighted Average Rate on Time Deposits of $100,000 or More......................            5.54%            4.06%
                                                                                  -----------------  -------------
                                                                                  -----------------  -------------

    Mexico is a part of the trade territory of the Company and foreign deposits from Mexican sources have traditionally been a source of funding. In December 1994, the Mexican government announced a 15% devaluation of the Mexican peso relative to the United States dollar, and the Mexican peso has since continued to decline relative to the dollar. The Company does not anticipate any negative impact on foreign deposits due to these recent devaluations of the peso. The increase in foreign deposits is primarily attributable to Mexican deposits obtained with the RGC/Roma Branch Acquisitions. The following table presents foreign deposits, primarily from Mexican sources, at December 31, 1995 and 1994:

                                                                                               DECEMBER 31,
                                                                                         -------------------------
                                   FOREIGN DEPOSITS                                         1995          1994
---------------------------------------------------------------------------------------  -----------  ------------
                                                                                          (DOLLARS IN THOUSANDS)
Demand Deposits........................................................................   $   2,287    $    1,589
                                                                                         -----------  ------------
Interest-Bearing Deposits
  Savings..............................................................................       2,174         1,336
  Money Market Checking and Savings....................................................       9,178         6,577
  Time Deposits Under $100,000.........................................................      19,376        11,544
  Time Deposits of $100,000 or more....................................................      26,471        14,778
                                                                                         -----------  ------------
    Total Interest-Bearing Deposits....................................................      57,199        34,235
                                                                                         -----------  ------------
    Total Foreign Deposits.............................................................   $  59,486    $   35,824
                                                                                         -----------  ------------
Percentage of Total Deposits...........................................................        10.3%          7.6%
                                                                                         -----------  ------------
Weighted Average Rate on Foreign Deposits..............................................        4.78%         3.55%
                                                                                         -----------  ------------
                                                                                         -----------  ------------

LIQUIDITY

    Liquidity management assures that adequate funds are available to meet deposit withdrawals, loan demand and maturing liabilities. Insufficient liquidity can result in higher costs of obtaining funds, while excessive liquidity can lead to a decline in earnings due to the cost of foregoing alternative investments. The ability to renew and acquire additional deposit liabilities is a major source of liquidity. The Company's principal sources of funds are primarily within the local markets of the Bank and consist of deposits, interest and principal payments on loans and investment securities, sales of loans and investment securities and borrowings. See previous discussion regarding the maturity dates for "Loans," "Investment Securities" and "Deposits."

    Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. These include cash, federal funds sold and U.S. Government-backed securities. At December 31, 1995, the Company's liquidity ratio, defined as cash, U.S. Government-backed securities and federal funds sold as a percentage of deposits, was 27.5% compared to 34.2% at December 31, 1994 and compared to 36.0% at December 31, 1993. The Company's liquidity ratio has declined as a result of management's efforts to improve the Company's earnings mix by increasing loan volume.

    Liability liquidity is provided by access to core funding sources, principally various customers' interest-bearing and noninterest-bearing deposit accounts in the Company's trade area. The Company does not have or nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

    During 1995, funds for $79.4 million of investment purchases and $69.5 million of net loan growth came from various sources, including a net increase in deposits of $27.9 million, $12.6 million in proceeds from sale of investment securities, $62.5 million in proceeds from maturing investment securities and $8.7 million of net income.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that federal bank regulatory authorities take "prompt corrective action" with respect to any depository institution which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels which require or permit the FRB and other regulatory authorities to take supervisory action. The relevant classifications range from "well capitalized" to "critically undercapitalized." The classifications are generally determined by applicable ratios of the institution, including Tier I capital to risk-weighted assets, total capital to risk-weighted assets and leverage ratios. Based on Texas State Bank's capital ratios at December 31, 1995, Texas State Bank was classified as "well capitalized" under the applicable regulations. As a result, the Company does not believe that the prompt corrective action regulations have any material effect on the activities or operations of the Company or Texas State Bank.

    The principal sources of liquidity for the Company during 1995 were the proceeds from the 1994 sale of 1.0 million shares of Common Stock and interest income of $338,000 from the Bank. The funds received were used primarily to pay common stock dividends and other expenses.

    The Company is dependent on dividend and interest income from the Bank and the sale of stock for its liquidity. Applicable FRB regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines and the Bank is classified as "well capitalized" for purposes of FDICIA.

    The funds management policy of the Company and the Bank is to maintain a reasonably balanced position of rate sensitive assets and liabilities to avoid adverse changes in net interest income. Changes in net interest income occur when interest rates on loans and investments change in a different time period from that of changes in interest rates on liabilities, or when the mix and volume of interest-earning assets and interest-bearing liabilities change. The interest rate sensitivity gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities within a given time period ("GAP"). A GAP ratio is determined by dividing rate sensitive assets by rate sensitive liabilities. A ratio of 1.0 indicates a perfectly matched position, in which case the effect on net interest income due to interest rate movements would be zero.

    Rate sensitive assets maturing within one year exceeded rate sensitive liabilities with comparable maturities at December 31, 1995 by $22.3 million. Management monitors the rate sensitivity GAP on a regular basis and takes steps when appropriate to improve the sensitivity. The ratio of cumulative rate sensitivity GAP to Total Assets at a period of twelve months or less was 3.45% of interest-earning assets at December 31, 1995.

    The   following  table   summarizes  interest  rate   sensitive  assets  and
liabilities by maturity at December 31, 1995:

                                                                   DECEMBER 31, 1995
                                       -------------------------------------------------------------------------
                                                                  7-12         1-5         OVER
 INTEREST RATE SENSITIVITY ANALYSIS    1-3 MONTHS   4-6 MONTHS   MONTHS       YEARS       5 YEARS       TOTAL
-------------------------------------  -----------  ----------  ---------  -----------  -----------  -----------
                                                                (DOLLARS IN THOUSANDS)
Loans................................  $   295,292  $   16,196  $  26,288  $   110,317  $     2,761  $   450,854
Investment Securities
  Available for Sale.................        9,456       1,001     17,721       33,502        1,470       63,150
  Held to Maturity...................        4,445      16,248      5,139       39,209        3,450       68,491
Federal Funds Sold...................        3,600      --         --          --           --             3,600
                                       -----------  ----------  ---------  -----------  -----------  -----------
    Total Interest-Earning Assets....      312,793      33,445     49,148      183,028        7,681      586,095
                                       -----------  ----------  ---------  -----------  -----------  -----------
Savings..............................       36,133      --         --          --           --            36,133
Money Market Checking and Savings
 Accounts............................      127,687      --         --          --           --           127,687
Time Deposits........................      108,738      48,270     51,501       84,945        2,043      295,497
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements..........................          757      --         --          --           --               757
                                       -----------  ----------  ---------  -----------  -----------  -----------
    Total Interest-Bearing
     Liabilities.....................      273,315      48,270     51,501       84,945        2,043      460,074
                                       -----------  ----------  ---------  -----------  -----------  -----------
Rate Sensitivity GAP (1).............  $    39,478  $  (14,825) $  (2,353) $    98,083  $     5,638  $   126,021
                                       -----------  ----------  ---------  -----------  -----------  -----------
                                       -----------  ----------  ---------  -----------  -----------  -----------
Cumulative Rate Sensitivity
 GAP.................................  $    39,478  $   24,653  $  22,300  $   120,383  $   126,021
                                       -----------  ----------  ---------  -----------  -----------
                                       -----------  ----------  ---------  -----------  -----------
Ratio of Cumulative Rate Sensitivity
 GAP to Total Assets.................         6.10%       3.81%      3.45%
                                       -----------  ----------  ---------
                                       -----------  ----------  ---------
Ratio of Cumulative Rate Sensitive
 Interest-Earning Assets to
 Cumulative Rate Sensitive
 Interest-Bearing Liabilities........       1.14:1      1.08:1     1.06:1
                                       -----------  ----------  ---------
                                       -----------  ----------  ---------

---------
  (1) Rate   sensitive   interest-earning    assets   less   rate    sensitive
      interest-bearing liabilities.

EFFECTS OF INFLATION

    Financial institutions are impacted differently by inflation than are industrial companies. While industrial and manufacturing companies generally have significant investments in inventories and fixed assets, financial institutions ordinarily do not have such investments. As a result, financial institutions are generally in a better position than industrial companies to respond to inflationary trends by monitoring the spread between interest costs and interest income yields through adjustments of maturities and interest rates of assets and liabilities. In addition, inflation tends to increase demand for loans from financial institutions as industrial companies attempt to maintain a constant level of goods in inventory and assets. As consumers of goods and services, financial institutions are affected by inflation as prices increase, causing an increase in costs of salaries, employee benefits, occupancy expense and similar items.

CAPITAL RESOURCES

    Shareholders' equity of $62.7 million for the year ended December 31, 1995 reflects a net increase of approximately $7.0 million or 12.5% compared to shareholders' equity of $55.7 million for the year ended December 31, 1994. This net increase was primarily attributable to earnings for 1995. The net increase in shareholders' equity reflects dividends paid on Common Stock of $2.5 million which included $620,000 declared December 12, 1995 and paid on January 16, 1996.

    On March 21, 1994, the Board of Directors of the Company adopted a resolution calling for redemption on April 22, 1994 of all issued and outstanding preferred stock, including the Company's First Series Convertible Preferred Stock, Series 1990 Convertible Preferred Stock and Series 1991 Convertible Preferred Stock (herein collectively called the "Preferred Stock") at a redemption price of $104 per share plus all accrued and unpaid dividends through the date fixed for redemption. The Preferred Stock was convertible into
13.2 shares of Common Stock for each share of Preferred Stock held.

    Effective April 22, 1994, 356 shares of Preferred Stock were redeemed and 74,172 shares of Preferred Stock were converted into 979,009 shares of Common Stock.

    The risk-based capital standards as established by the FRB apply to Texas Regional and Texas State Bank. The numerator of the risk-based capital ratio for bank holding companies includes Tier I capital, consisting of common shareholders' equity and qualifying cumulative and noncumulative perpetual preferred stock; and Tier II capital, consisting of other preferred stock, reserve for possible loan losses and certain subordinated and term-debt securities. Beginning on December 31, 1993, goodwill is deducted from Tier I capital. At no time is Tier II capital allowed to exceed Tier I capital in the calculation of total capital. The denominator or asset portion of the risk-based capital ratio aggregates generic classes of balance sheet and off-balance sheet exposures, each weighted by one of four factors, ranging from 0% to 100%, based on the relative risk of the exposure class.

    Ratio targets are set for both Tier I and total capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum total capital ratio is 8.0%. The FRB has guidelines for a leverage ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The leverage ratio is defined to be the company's Tier I capital divided by its risk-adjusted total assets. An insured depository institution is "well capitalized" for purposes of the FDICIA if its Total
Risk-Based Capital Ratio is equal to or greater than 10.0%, and Tier I Risk-Based Capital Ratio is equal to or greater than 6.0%, and Tier I Leverage Capital Ratio is equal to or greater than 5.0%. The Company's Tier I Risk-Based Capital Ratio was approximately 11.70% and 14.71% at December 31, 1995 and 1994, respectively. The Company's Total Risk-Based Capital Ratio was approximately 12.64% and 15.67% at December 31, 1995 and 1994, respectively. The Company's Tier I Leverage Capital Ratio was 8.96% and 10.37%, at December 31, 1995 and 1994, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for FRB purposes at December 31, 1995.

    The following table presents the Company's risk-based capital calculation:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                   RISK-BASED CAPITAL                                        1995         1994
----------------------------------------------------------------------------------------  -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Total Shareholders' Equity, before unrealized gains or losses on Securities Available
 for Sale...............................................................................  $    62,603  $    56,318
Less -- Goodwill and Other Deductions...................................................        5,711        1,982
                                                                                          -----------  -----------
Total Tier I Capital....................................................................       56,892       54,336
Total Tier II Capital...................................................................        4,542        3,511
                                                                                          -----------  -----------
Total Qualifying Capital................................................................  $    61,434  $    57,847
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Risk Adjusted Assets (Including Off-Balance Sheet Exposure).............................  $   486,111  $   369,273
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Tier I Risk-Based Capital Ratio.........................................................        11.70%       14.71%
Total Risk-Based Capital Ratio..........................................................        12.64        15.67
Leverage Capital Ratio..................................................................         8.96        10.37
                                                                                          -----------  -----------
                                                                                          -----------  -----------

CURRENT ACCOUNTING ISSUES

    Effective January 1, 1995, the Company adopted Statement 114 and the amendment thereof, Statement 118. Under Statement 114, a loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement 114 requires that an impaired loan be valued utilizing (i) the present value of expected future cash flows discounted at the effective interest rate of the loan, (ii) the fair value of the underlying collateral, or (iii) the observable market price of the loan. Statement 118 amended Statement 114 by expanding the related disclosure requirements and permitting use of existing methods for recognizing interest income on impaired loans.

    Loans which were restructured prior to the adoption of Statement 114 and which are performing in accordance with the renegotiated terms are not required to be reported as impaired. Loans restructured subsequent to the adoption of Statement 114 are required to be reported as impaired in the year of restructuring. Thereafter, such loans can be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms.

    For loans covered by Statement 114, the Company makes an assessment for impairment when and while such loans are on nonaccrual status or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. At the time a loan is placed on nonaccrual status, interest previously recognized but uncollected is reversed and charged against current income. Subsequent interest payments received on nonaccrual loans are either applied against principal or reported as income, depending upon management's assessment of the ultimate collectability of principal.

    In management's opinion, the adoption of Statement 114 and Statement 118 did not have a material effect on the Company's results of operations.

    In October 1995, FASB issued Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation". Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Statement 123 encourages entities to adopt a "fair value" based method of accounting for stock-based compensation plans which requires an estimate of the fair value of stock options or other equity instruments to which employees become entitled when they have rendered requisite service or satisfied other conditions necessary to earn the right to benefit from the instruments. Compensation cost is then determined based on the fair value estimate and is recognized over the service period, which is usually the vesting period. Statement 123 also requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them.

    The accounting requirements of Statement 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. In management's opinion, implementation of Statement 123 should have no material effect on the Company's consolidated financial statements.

FOURTH QUARTER RESULTS

    The fourth quarter net income for 1995 of $2.4 million or $0.39 per share reflected an increase of $139,000 or 6.1% compared to $2.3 million or $0.37 per share for the fourth quarter of 1994. Earnings performance for the fourth quarter of 1995 as compared to the fourth quarter of 1994 reflects increases in net interest income, noninterest income and noninterest expense. The following table presents a summary of operations for the last five quarters:

                                                                              1995                       1994
                                                           ------------------------------------------  ---------
          CONDENSED QUARTERLY INCOME STATEMENTS             FOURTH      THIRD     SECOND      FIRST     FOURTH
                TAXABLE-EQUIVALENT BASIS                    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
---------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income..........................................  $  12,804  $  11,904  $  10,880  $  10,218  $   9,629
Interest Expense.........................................      5,171      4,857      4,295      3,729      3,340
                                                           ---------  ---------  ---------  ---------  ---------
Net Interest Income......................................      7,633      7,047      6,585      6,489      6,289
Provision for Loan Losses................................        625        372        322        366        455
Noninterest Income.......................................      1,729      1,623      1,576      1,590      1,514
Noninterest Expense......................................      5,035      4,694      4,654      4,594      3,787
                                                           ---------  ---------  ---------  ---------  ---------
Income Before Taxable-Equivalent Adjustment and Income
 Tax.....................................................      3,702      3,604      3,185      3,119      3,561
Taxable-Equivalent Adjustment............................        105         35         35         39         34
Applicable Income Tax Expense............................      1,177      1,292      1,109      1,093      1,246
                                                           ---------  ---------  ---------  ---------  ---------
Net Income                                                 $   2,420  $   2,277  $   2,041  $   1,987  $   2,281
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------
Net Income Per Common Share
  Primary................................................  $    0.39  $    0.37  $    0.33  $    0.32  $    0.37
  Fully Diluted..........................................       0.39       0.36       0.33       0.32       0.37
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------

    Net interest income of $7.6 million for the fourth quarter of 1995 increased $1.3 million or 21.4% compared to $6.3 million for the fourth quarter of 1994, reflecting the increased volume of earning assets and net increase in yield for the year ended December 31, 1995. Average earning assets of $574.0 million for the fourth quarter of 1995 increased $104.4 million or 22.2% compared to $469.6 million for the fourth quarter of 1994. The fourth quarter of 1995 interest margin was 5.28% compared to 5.31% for the fourth quarter of 1994 and 5.15% in the third quarter of 1995.

    The provision for loan losses charged against earnings in the fourth quarter of 1995 was $625,000 compared to $455,000 for the fourth quarter of 1994, reflecting an increase of $170,000 or 37.4%. The provision for loan losses in the fourth quarter of 1995 was primarily attributable to loan growth.

    Noninterest income of $1.7 million for the fourth quarter of 1995 increased $215,000 or 14.2% compared to $1.5 million for the fourth quarter of 1994, primarily due to an increased volume of business and as a result of the RGC/Roma Branch Acquisitions. All components of noninterest income reflect increases for fourth quarter of 1995 compared to fourth quarter of 1994 except Other Service Charges and Investment Securities Gains (Losses). The decline in Other Service Charges is primarily attributable to a decline in foreign currency exchange fees. Investment Securities Gains (Losses) of ($98,000) for the fourth quarter of 1995 compared to Investment Securities Gains (Losses) of $8,000 for the fourth quarter of 1994.

    Noninterest expense of $5.0 million for the fourth quarter of 1995 increased $1.2 million or 33.0% compared to $3.8 million for the fourth quarter of 1994. The increase in noninterest expense is primarily attributable to Other Losses of $239,000 for the fourth quarter of 1995 reflecting a net increase of $738,000 compared to a net gain of $499,000 for the fourth quarter of 1994. The net gain for the fourth quarter of 1994 was primarily attributable to a benefit of $553,000 from the reversal of a second quarter 1994 accrual. The reversal of the accrual resulted from the settlement of a lawsuit in the last quarter of 1994.

ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

To Our Shareholders

The management of Texas Regional Bancshares, Inc. and its subsidiary has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management believes that as of December 31, 1995, the Company maintains an effective system of internal control.

The Audit Committee of the Board of Directors reviews the systems of internal control and financial reporting. The Committee meets and consults regularly with management, the internal auditors and the independent accountants to review the scope and results of their work.

The accounting firm of KPMG Peat Marwick LLP has performed an independent audit of the Company's consolidated financial statements. Management has made available to KPMG Peat Marwick LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to KPMG Peat Marwick LLP during its audit were valid and appropriate. the firms's report appears below.

/s/ G.E. RONEY
---------------------------
Glen E. Roney
Chairman of the Board, President & Chief Executive Officer

/S/ GEORGE R. CARRUTHERS
---------------------------
/s/ George R. Carruthers
Executive Vice President & Chief Financial Officer

January 26, 1996

INDEPENDENT AUDITORS' REPORT

Board of Directors
Texas Regional Bancshares, Inc.

    We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiary as of December 31, 1995 and 1994, the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          /s/ KPMG PEAT MARWICK LLP

Houston, Texas
January 26, 1996

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Assets
    Cash and Due From Banks (Note 2)....................................................  $    30,933  $    40,477
    Federal Funds Sold..................................................................        3,600        1,300
                                                                                          -----------  -----------
        Total Cash and Cash Equivalents.................................................       34,533       41,777
    Securities Available for Sale (Notes 1 and 3).......................................       63,150       54,814
    Securities Held to Maturity (Estimated Market Value of $68,962 and $69,626 for 1995
     and 1994, Respectively) (Notes 1 and 3)............................................       68,491       72,014
    Loans, Net of Unearned Discount of $1,272 in 1995 and $774 in 1994..................      450,854      339,939
    Less: Allowance for Loan Losses.....................................................       (4,542)      (3,511)
                                                                                          -----------  -----------
        Net Loans (Note 4)..............................................................      446,312      336,428
    Premises and Equipment, Net (Note 5)................................................       18,374       15,268
    Accrued Interest Receivable.........................................................        6,319        4,538
    Other Real Estate...................................................................        1,273        2,342
    Intangibles.........................................................................        5,711        1,982
    Other Assets........................................................................        2,606        2,671
                                                                                          -----------  -----------
        Total Assets....................................................................  $   646,769  $   531,834
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Liabilities
    Deposits
        Demand..........................................................................  $   120,414  $    99,643
        Savings.........................................................................       36,133       28,689
        Money Market Checking and Savings...............................................      127,687      140,750
        Time Deposits (Note 6)..........................................................      295,497      203,026
                                                                                          -----------  -----------
            Total Deposits..............................................................      579,731      472,108
    Federal Funds Purchased and Securities Sold Under Repurchase Agreements.............          757        1,149
    Short-Term Borrowings...............................................................      --               429
    Accounts Payable and Accrued Liabilities............................................        3,561        2,417
                                                                                          -----------  -----------
        Total Liabilities...............................................................      584,049      476,103
                                                                                          -----------  -----------
Commitments and Contingencies (Notes 11 and 12)
Shareholders' Equity
    Preferred Stock; Cumulative, $1.00 Par Value, $100 Liquidation Value, 10,000,000
     Shares Authorized; None Issued and Outstanding (Note 9)............................      --           --
    Common Stock -- Class A; $1.00 Par Value, 20,000,000 Shares Authorized; Issued and
     Outstanding 6,196,791 Shares for 1995 and 6,193,629 for 1994 (Note 10).............        6,196        6,193
    Paid-In Capital.....................................................................       29,239       29,204
    Retained Earnings (Notes 9 and 12)..................................................       27,168       20,921
    Unrealized Gain (Loss) on Securities Available for Sale (Notes 1 and 3).............          117         (587)
                                                                                          -----------  -----------
        Total Shareholders' Equity......................................................       62,720       55,731
                                                                                          -----------  -----------
        Total Liabilities and Shareholders' Equity......................................  $   646,769  $   531,834
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                  1995       1994       1993
                                                                                                ---------  ---------  ---------
                                                                                                    (DOLLARS IN THOUSANDS,
                                                                                                    EXCEPT PER SHARE DATA)
Interest Income
    Loans, Including Fees.....................................................................  $  37,131  $  28,005  $  23,674
    Investment Securities
        Taxable...............................................................................      7,004      5,863      5,119
        Tax-Exempt............................................................................        285        244        275
    Federal Funds Sold........................................................................      1,172        519        623
                                                                                                ---------  ---------  ---------
            Total Interest Income.............................................................     45,592     34,631     29,691
                                                                                                ---------  ---------  ---------
Interest Expense
    Deposits..................................................................................     17,990     11,619     10,321
    Federal Funds Purchased and Securities Sold Under Repurchase Agreements...................         46         23          1
    Short-Term Borrowings.....................................................................         16         32         60
    Note Payable..............................................................................     --             16        112
                                                                                                ---------  ---------  ---------
            Total Interest Expense............................................................     18,052     11,690     10,494
                                                                                                ---------  ---------  ---------
Net Interest Income...........................................................................     27,540     22,941     19,197
Provision for Loan Losses (Note 4)............................................................      1,685      1,085        392
                                                                                                ---------  ---------  ---------
    Net Interest Income After Provision for Loan Losses.......................................     25,855     21,856     18,805
                                                                                                ---------  ---------  ---------
Noninterest Income
    Service Charges on Deposit Accounts.......................................................      3,472      3,035      2,718
    Other Service Charges.....................................................................        859        904        575
    Trust Service Fees........................................................................      1,256      1,161      1,087
    Net Investment Securities Gains (Losses)..................................................       (111)         8         33
    Data Processing Service Fees..............................................................        441        255        237
    Other Operating Income....................................................................        601        409        382
                                                                                                ---------  ---------  ---------
            Total Noninterest Income..........................................................      6,518      5,772      5,032
                                                                                                ---------  ---------  ---------
Noninterest Expense
    Salaries and Employee Benefits (Note 11)..................................................      9,563      8,015      7,798
    Net Occupancy Expense.....................................................................      1,069        961        820
    Equipment Expense.........................................................................      2,028      1,648      1,366
    Other Real Estate (Income) Expense, Net...................................................        107         75       (328)
    Other Noninterest Expense (Note 13).......................................................      6,210      5,808      4,857
                                                                                                ---------  ---------  ---------
            Total Noninterest Expense.........................................................     18,977     16,507     14,513
                                                                                                ---------  ---------  ---------
Income Before Income Tax Expense..............................................................     13,396     11,121      9,324
Income Tax Expense (Note 8)...................................................................      4,671      3,936      3,345
                                                                                                ---------  ---------  ---------
Income Before Cumulative Effect of Change in Accounting Principle.............................      8,725      7,185      5,979
Cumulative Effect of Change in Accounting Principle (Note 8)..................................     --         --             32
                                                                                                ---------  ---------  ---------
Net Income....................................................................................  $   8,725  $   7,185  $   6,011
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------
Primary Earnings Per Common Share
    Income Per Share Before Cumulative Effect of Change in Accounting Principle...............  $    1.40  $    1.19  $    1.30
    Cumulative Effect of Change in Accounting Principle.......................................     --         --           0.01
                                                                                                ---------  ---------  ---------
    Net Income................................................................................  $    1.40  $    1.19  $    1.31
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------
    Weighted Average Number of Common Shares Outstanding (In Thousands).......................      6,218      5,791      4,186
                                                                                                ---------  ---------  ---------
Fully Diluted Earnings Per Common Share
    Income Per Share Before Cumulative Effect of Change in Accounting Principle...............  $    1.40  $    1.16  $    1.15
    Cumulative Effect of Change in Accounting Principle.......................................     --         --           0.01
                                                                                                ---------  ---------  ---------
    Net Income................................................................................  $    1.40  $    1.16  $    1.16
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------
    Weighted Average Number of Common Shares Outstanding (In Thousands).......................      6,227      6,035      5,170
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                           UNREALIZED
                                                                                          GAIN (LOSS)
                                                        CLASS A                                ON
                                          CONVERTIBLE   VOTING                             SECURITIES       TOTAL
                                           PREFERRED    COMMON    PAID-IN     RETAINED     AVAILABLE     SHAREHOLDERS'
                                             STOCK       STOCK    CAPITAL     EARNINGS      FOR SALE        EQUITY
                                          -----------   -------   --------   ----------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
Balance, December 31, 1992..............  $    74       $3,489    $ 20,063   $   10,692    $ --            $34,318
Stock Split Effected as a 20.00% Stock
 Dividend...............................    --             697       --            (700)     --                 (3)
Preferred Stock Dividends...............    --            --         --            (522)     --               (522)
Change in Unrealized Gain (Loss) on
 Securities Available for Sale..........    --            --         --          --            179             179
Net Income..............................    --            --         --           6,011      --              6,011
                                            -----       -------   --------   ----------     ------       ------------
Balance, December 31, 1993..............       74        4,186      20,063       15,481        179          39,983
Conversion of 74,172 shares of Preferred
 Stock into 979,009 shares of Class A
 Voting Common Stock (Note 9)...........      (74)         979        (905)      --          --             --
Redemption of 356 shares of Preferred
 Stock at $104.00 per share (Note 9)....    --            --           (36)          (1)     --                (37)
Change in Unrealized Gain (Loss) on
 Securities Available for Sale..........    --            --         --          --           (766)           (766)
Sale of 1,028,291 shares of Class A
 Voting Common Stock....................    --           1,028      10,082       --          --             11,110
Preferred Stock Dividends...............    --            --         --            (258)     --               (258)
Class A Voting Common Stock Cash
 Dividends..............................    --            --         --          (1,486)     --             (1,486)
Net Income..............................    --            --         --           7,185      --              7,185
                                            -----       -------   --------   ----------     ------       ------------
Balance, December 31, 1994..............    --           6,193      29,204       20,921       (587)         55,731
Exercise of stock options, 3,162 shares
 of Class A Voting Common Stock.........    --               3          35       --          --                 38
Change in Unrealized Gain (Loss) on
 Securities Available for Sale..........    --            --         --          --            704             704
Class A Voting Common Stock Cash
 Dividends..............................    --            --         --          (2,478)     --             (2,478)
Net Income..............................    --            --         --           8,725      --              8,725
                                            -----       -------   --------   ----------     ------       ------------
Balance, December 31, 1995..............  $ --          $6,196    $ 29,239   $   27,168    $   117         $62,720
                                            -----       -------   --------   ----------     ------       ------------
                                            -----       -------   --------   ----------     ------       ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                  1995       1994       1993
                                                                                                ---------  ---------  ---------
                                                                                                    (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities
    Net Income................................................................................  $   8,725  $   7,185  $   6,011
    Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
        Depreciation, Amortization and Accretion, Net.........................................      2,013      2,089      1,381
        Provision for Loan Losses.............................................................      1,685      1,085        392
        Provision for Estimated Losses on Other Real Estate and Other Assets..................        119        112        358
        Gain on Sale of Securities Held for Sale..............................................     --         --            (33)
        (Gain) Loss on Sale of Securities Available for Sale..................................        111         (8)    --
        (Gain) Loss on Sale of Other Assets...................................................         (3)         4        (10)
        (Gain) Loss on Sale of Other Real Estate..............................................          3          2       (507)
        (Gain) Loss on Sale of Fixed Assets...................................................         14          8         (3)
        (Increase) Decrease in Deferred Income Taxes..........................................       (336)        60        430
        Increase in Accrued Interest Receivable and Other Assets..............................       (159)    (1,304)      (867)
        Increase in Accounts Payable and Accrued Liabilities..................................        613        135          9
                                                                                                ---------  ---------  ---------
Net Cash Provided by Operating Activities.....................................................     12,785      9,368      7,161
                                                                                                ---------  ---------  ---------
Cash Flows from Investing Activities
    Proceeds from Sales of Securities Held for Sale...........................................     --         --          5,629
    Proceeds from Sales of Securities Available for Sale......................................     12,610     12,404     --
    Proceeds from Maturing Securities Available for Sale......................................     45,000     51,600     --
    Proceeds from Maturing Securities Held to Maturity........................................     17,460        952     63,228
    Purchases of Securities Available for Sale................................................    (64,961)   (34,728)    --
    Purchases of Securities Held to Maturity..................................................    (14,390)   (31,442)   (96,068)
    Proceeds from Sale of Loans...............................................................      5,731      1,119        105
    Purchases of Loans........................................................................     (1,159)    (2,151)    (5,671)
    Loan Originations and Advances............................................................    (74,068)   (50,619)   (33,178)
    Recoveries of Charged-Off Loans...........................................................        536        226        360
    Proceeds from Sale of Fixed Assets........................................................          2     --              8
    Proceeds from Sale of Other Assets........................................................         25        116         60
    Proceeds from Sale of Other Real Estate...................................................      1,409        970      2,407
    Purchases of Premises and Equipment.......................................................     (3,597)    (1,862)    (6,027)
    Proceeds from the Acquisition of Two Branch Bank Locations, Net of Cash Acquired..........     30,606     --         --
                                                                                                ---------  ---------  ---------
Net Cash Used in Investing Activities.........................................................    (44,796)   (53,415)   (69,147)
                                                                                                ---------  ---------  ---------
Cash Flows from Financing Activities
    Net Increase (Decrease) in Demand Deposits, Money Market Checking and Savings Accounts....    (24,518)    17,600     45,621
    Net Increase in Time Deposits.............................................................     52,421     24,987      8,884
    Net Increase (Decrease) in Federal Funds Purchased and Securities Sold Under Repurchase
     Agreements...............................................................................       (392)     1,149     --
    Net Decrease in Short-Term Borrowings.....................................................       (429)       (60)      (319)
    Repayment of Note Payable.................................................................     --         (1,150)    (1,450)
    Proceeds from Sale of Class A Voting Common Stock.........................................         38     11,110     --
    Cash Dividends Paid on Fractional Common Shares...........................................     --         --             (3)
    Cash Dividends Paid on Preferred Stock....................................................     --           (258)      (522)
    Cash Dividends Paid on Class A Voting Common Stock........................................     (2,353)      (991)    --
    Redemption of Preferred Stock.............................................................     --            (37)    --
                                                                                                ---------  ---------  ---------
Net Cash Provided by Financing Activities.....................................................     24,767     52,350     52,211
                                                                                                ---------  ---------  ---------
Increase (Decrease) in Cash and Cash Equivalents..............................................     (7,244)     8,303     (9,775)
Cash and Cash Equivalents at Beginning of Year................................................     41,777     33,474     43,249
                                                                                                ---------  ---------  ---------
Cash and Cash Equivalents at End of Year......................................................  $  34,533  $  41,777  $  33,474
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------
Supplemental Disclosures of Cash Flow Information
    Interest Paid.............................................................................  $  17,248  $  11,518  $  10,562
    Income Taxes Paid.........................................................................      4,752      3,799      2,986
Supplemental Schedule of Noncash Investing and Financing Activities
    Cost of Securities Transferred to Available for Sale......................................      1,455        N/A     85,181
    Foreclosure and Repossession in Partial Satisfaction of Loans Receivable..................        679        977        451
    Loans Originated to Facilitate Sale of Other Real Estate..................................        N/A        N/A        N/A
    Stock Split Effected as a Stock Dividend (Note 10)........................................        N/A        N/A        697
    The Company Acquired Two Branch Bank Locations, One in Rio Grande City, Texas and the
     other in Roma, Texas during August 1995. Assets Acquired are as follows:
        Fair Value of Assets Acquired.........................................................     75,850        N/A        N/A
        Cash Paid for the Two Bank Branch Locations...........................................      4,250        N/A        N/A
        Liabilities Assumed...................................................................     80,100        N/A        N/A
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    The accounting and reporting policies of Texas Regional Bancshares, Inc. (the "Parent" or "Corporation") and subsidiary (collectively, the "Company") conform to generally accepted accounting principles and to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    A summary of the more significant accounting policies follows:

FINANCIAL STATEMENT PRESENTATION

    The consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. (the "Corporation") and its wholly owned subsidiary, Texas
State Bank (the "Bank"), collectively (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in the subsidiary are accounted for on the equity method in the Parent's financial statements.

TRUST ASSETS

    Assets held by the trust department of the subsidiary bank in fiduciary or agency capacities are not assets of Texas Regional Bancshares, Inc. or its subsidiary and are not included in the consolidated balance sheets.

INVESTMENT SECURITIES

    In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115 ("Statement 115"), "Accounting for Certain Investments in Debt and Equity Securities." Statement 115 establishes standards of financial accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. At acquisition, a bank is required to classify debt and equity securities into one of three categories: Held to Maturity, Trading or Available for Sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as Held to Maturity and measured at amortized cost in the balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as Trading and measured at fair value in the balance sheet with unrealized holding gains and losses included in net income. Investments not classified as Held to Maturity nor Trading are classified as Available for Sale and measured at fair value in the balance sheet with unrealized holding gains and losses reported in a separate component of shareholders' equity until realized.

    Effective December 31, 1993, the Company adopted Statement 115, which caused various investment securities to be reclassified from Held to Maturity to Available for Sale. All treasury and agency bonds with a maturity of two years or less from December 31, 1993, all floating rate bonds and two small equity securities were reclassified to Available for Sale. As a result, at December 31, 1993 the Company recorded an increase in shareholders' equity of $179,000, as unrealized holding gains. Future purchases of investment securities will be classified as Available for Sale or Held to Maturity at time of purchase as determined by the investment committee. At December 31, 1995 and 1994 no securities were classified as Trading.

    On October 18, 1995, the FASB decided to grant to all entities a one-time opportunity during the period from approximately mid November to December 31, 1995, to reconsider their intent and ability to hold securities accounted for as Held to Maturity under Statement 115. This allowed entities to transfer

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) securities from the Held to Maturity category to Available for Sale or trading without calling into question their intent to hold other debt securities to maturity. On December 31, 1995, the Bank transferred approximately $1.5 million in Held to Maturity securities to the Available for Sale category resulting in no change to stock equity per share. As a result of this transfer, all other securities are classified as Available for Sale.

LOANS

    Loans are  stated  at the  principal  amount outstanding,  net  of  unearned discount. Interest income on discounted loans is recognized on the sum-of-the-months-digits method which approximates the interest method, while interest income on other loans is calculated using applicable interest rates and the daily amount of outstanding principal.

LOAN FEES

    Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yields.

NONPERFORMING ASSETS

    Nonperforming assets are comprised of (a) loans for which the accrual of interest has been discontinued, (b) loans for which the interest rate has been reduced to less than originally contracted rates due to a serious weakening in the borrower's financial condition and (c) other assets which consist of real estate and other property which have been acquired in lieu of loan balances due and which are awaiting disposition.

    A loan is generally placed on nonaccrual status when principal or interest is past due 90 days or more, and the loan is not both well-secured and in the process of collection. A loan is also placed on nonaccrual status immediately if, in the opinion of management, full collection of principal or interest is unlikely. At the time a loan is placed on nonaccrual status, interest previously recognized but uncollected is reversed and charged against current income. Subsequent interest payments received on nonaccrual loans are either applied against principal or reported as income, depending upon management's assessment of the ultimate collectibility of principal.

    Real estate and other assets acquired in lieu of loan balances due are recorded at the lesser of cost basis or estimated fair value less estimated closing costs. Valuation losses are charged to the allowance for loan losses on foreclosure. Write-downs of real estate and other assets are charged to noninterest expense if the estimated fair value subsequently declines below its carrying value. Realized gains and losses on sales of other real estate are included in noninterest expense.

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("Statement 114"), "Accounting by Creditors for Impairment of a Loan" and the amendment thereof, Statement of Financial Accounting Standards No. 118 ("Statement 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under Statement 114, a loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement 114 requires that an impaired loan be valued utilizing (i) the present value of expected future cash flows discounted at the effective interest rate of the loan, (ii) the fair value of the underlying collateral, or (iii) the observable market price of the loan. Statement 118 amended Statement 114 by expanding the related disclosure requirements and permitting use of existing methods for recognizing interest income on impaired loans.

    Loans which were restructured prior to the adoption of Statement 114 and which are performing in accordance with the renegotiated terms are not required to be reported as impaired. Loans restructured

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) subsequent to the adoption of Statement 114 are required to be reported as impaired in the year of restructuring. Thereafter, such loans can be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms.

    For loans covered by this statement, the Company makes an assessment for impairment when and while such loans are on nonaccrual or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. At the time a loan is placed on nonaccrual status, interest previously recognized but uncollected is reversed and charged against current income. Subsequent interest payments received on nonaccrual loans are either applied against principal or reported as income, depending upon management's assessment of the ultimate collectibility of principal.

    The adoption of Statement 114 and Statement 118 did not have a material effect on the Company's financial position or results of operations.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is established by a charge to operations (provision for loan losses). Actual loan losses or recoveries are charged or credited directly to this allowance. The provision for loan losses is based on management's estimate of the amount required to maintain an allowance adequate to absorb potential losses in the loan portfolio. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost, net of accumulated depreciation. Depreciable assets are depreciated over their estimated useful lives. For financial reporting, depreciation is computed using the straight-line method; in computing federal income tax, both the straight-line and accelerated methods are used. Maintenance and repairs which do not extend the life of premises and equipment are charged to noninterest expense.

INCOME TAX

    The Company files a consolidated federal income tax return. The Company establishes a deferred tax asset or liability for the recognition of future deductions or taxable amounts and operating loss and tax credit carry-forwards. Deferred tax expense or benefit is recognized as a result of the change in the asset or liability during the year.

EARNINGS PER SHARE COMPUTATIONS

    Primary earnings per share are computed by dividing net income less preferred stock dividends, if any, by the weighted average number of common stock and common stock equivalents outstanding during the period, retroactively adjusted for stock splits effected as a stock dividend. The convertible preferred stock did not satisfy the criteria for consideration as common stock equivalents.

    Fully diluted earnings per share is computed as if all convertible preferred stock had been converted to common stock.

CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(2)   RESERVE REQUIREMENTS
    Cash  of approximately $16.2 million and  $14.6 million at December 31, 1995
and  1994,   respectively,  was   maintained  to   satisfy  regulatory   reserve
requirements.

(3)   INVESTMENT SECURITIES
    The amortized cost and estimated market value of investments in Securities Available for Sale at December 31, 1995 and December 31, 1994 follows:

SECURITIES AVAILABLE FOR SALE

                                                               1995
                                          -----------------------------------------------
                                                        GROSS        GROSS      ESTIMATED
                                          AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                            COST        GAINS        LOSSES       VALUE
                                          ---------   ----------   ----------   ---------
                                                      (DOLLARS IN THOUSANDS)
U.S. Treasury Securities................   $ 6,000     $     19       $ 7        $ 6,012
U.S. Government Agency Securities.......    55,502          205        39         55,668
Other Securities........................     1,471            2         3          1,470
                                          ---------       -----       ---       ---------
    Total...............................   $62,973     $    226       $49        $63,150
                                          ---------       -----       ---       ---------
                                          ---------       -----       ---       ---------

SECURITIES AVAILABLE FOR SALE

                                                               1994
                                          -----------------------------------------------
                                                        GROSS        GROSS      ESTIMATED
                                          AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                            COST        GAINS        LOSSES       VALUE
                                          ---------   ----------   ----------   ---------
                                                      (DOLLARS IN THOUSANDS)
U.S. Treasury Securities................   $27,485       $  1         $354       $27,132
U.S. Government Agency Securities.......    27,707          1          541        27,167
Mortgage-Backed Security................       500      --               2           498
Other Securities........................        17      --           --               17
                                          ---------     -----        -----      ---------
    Total...............................   $55,709       $  2         $897       $54,814
                                          ---------     -----        -----      ---------
                                          ---------     -----        -----      ---------

    The amortized cost and estimated market value of investments in Securities Held to Maturity at December 31, 1995 and December 31, 1994 follows:

SECURITIES HELD TO MATURITY

                                                               1995
                                          -----------------------------------------------
                                                        GROSS        GROSS      ESTIMATED
                                          AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                            COST        GAINS        LOSSES       VALUE
                                          ---------   ----------   ----------   ---------
                                                      (DOLLARS IN THOUSANDS)
U.S. Treasury Securities................   $28,787       $104         $115       $28,776
U.S. Government Agencies Securities.....    34,230        245           50        34,425
Obligations of States and Political
 Subdivisions Securities................     5,474        287        --            5,761
                                          ---------     -----        -----      ---------
    Total...............................   $68,491       $636         $165       $68,962
                                          ---------     -----        -----      ---------
                                          ---------     -----        -----      ---------

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(3)   INVESTMENT SECURITIES (CONTINUED)
SECURITIES HELD TO MATURITY

                                                               1994
                                          -----------------------------------------------
                                                        GROSS        GROSS      ESTIMATED
                                          AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                            COST        GAINS        LOSSES       VALUE
                                          ---------   ----------   ----------   ---------
                                                      (DOLLARS IN THOUSANDS)
U.S. Treasury Securities................   $29,270      $--          $ 1,244     $28,026
U.S. Government Agencies Securities.....    35,973          5          1,160      34,818
Obligations of States and Political
 Subdivisions Securities................     5,736        126            104       5,758
Other Securities........................     1,035      --                11       1,024
                                          ---------     -----      ----------   ---------
    Total...............................   $72,014      $ 131        $ 2,519     $69,626
                                          ---------     -----      ----------   ---------
                                          ---------     -----      ----------   ---------

    The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            SECURITIES
                                                        --------------------------------------------------
                                                           AVAILABLE FOR SALE         HELD TO MATURITY
                                                        ------------------------  ------------------------
                                                                      ESTIMATED                 ESTIMATED
                                                         AMORTIZED     MARKET      AMORTIZED     MARKET
                                                           COST         VALUE        COST         VALUE
                                                        -----------  -----------  -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
Due in One Year or Less...............................   $  24,183    $  24,218    $  25,832    $  25,751
Due After One Year Through Five Years.................      37,319       37,462       39,209       39,599
Due After Five Years Through Ten Years................          75           74        3,253        3,394
Due After Ten Years...................................       1,396        1,396          197          218
                                                        -----------  -----------  -----------  -----------
    Total.............................................   $  62,973    $  63,150    $  68,491    $  68,962
                                                        -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------

    Proceeds from sales of Securities Available for Sale for the year ended December 31, 1995 were $12.6 million. Gross losses of $111,000 and no gross gains were realized on sales for the year ended December 31, 1995. Proceeds from sales of Securities Available for Sale for the year ended December 31, 1994 were $12.4 million. Cost was determined on a specific identification basis for determining realized gain or loss.

    Net unrealized holding gain of $117,000 and net unrealized holding loss of $587,000 at December 31, 1995 and 1994, respectively, on Securities Available for Sale are included as a separate component of shareholders' equity for each respective year.

    There were no sales from the Held to Maturity category in 1995 and 1994.

    Investment securities having a carrying value of $99.6 million at December 31, 1995 and $99.8 million at December 31, 1994 are pledged to secure public funds and trust assets on deposit and for other purposes required or permitted by law.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(4)   LOANS AND ALLOWANCE FOR LOAN LOSSES
    An analysis of loans at December 31, 1995 and December 31, 1994 follows:

                                                                                   1995         1994
                                                                                -----------  -----------
                                                                                 (DOLLARS IN THOUSANDS)
Commercial....................................................................  $   146,461  $   101,866
Agricultural..................................................................       25,097       17,199
Real Estate
    Construction..............................................................       29,967       18,809
    Commercial Mortgage.......................................................      129,953      113,677
    Agricultural Mortgage.....................................................       17,057       10,263
    1-4 Family Mortgage.......................................................       59,052       47,425
Consumer......................................................................       43,267       30,700
                                                                                -----------  -----------
        Total.................................................................  $   450,854  $   339,939
                                                                                -----------  -----------
                                                                                -----------  -----------

    In the ordinary course of business, the Company's subsidiary bank made loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. An analysis of these loans for the years ended December 31, 1995 and December 31, 1994 follows:

                                                                                      1995       1994
                                                                                    ---------  ---------
                                                                                        (DOLLARS IN
                                                                                         THOUSANDS)
Balance at Beginning of Year......................................................  $   8,174  $  14,644
Additions.........................................................................      1,613      4,071
Reductions
    Collections...................................................................      3,083      4,702
    Changes to Unrelated Status...................................................      2,730      5,839
    Charge-Offs...................................................................     --         --
                                                                                    ---------  ---------
Balance at End of Year............................................................  $   3,974  $   8,174
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    A summary of the transactions in the allowance for loan losses for years ended December 31, 1995, 1994 and 1993 follows:

                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
                                                                               (DOLLARS IN THOUSANDS)
Balance at Beginning of Year.............................................  $   3,511  $   3,435  $   2,929
Balance of Purchased Branches............................................        450     --         --
Provision Charged to Expense.............................................      1,685      1,085        392
Recovery of Amounts Previously Charged to Allowance......................        536        226        360
Losses Charged to Allowance..............................................     (1,640)    (1,235)      (246)
                                                                           ---------  ---------  ---------
Balance at End of Year...................................................  $   4,542  $   3,511  $   3,435
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Nonaccrual loans and renegotiated loans were $2.1 million, $2.4 million and $2.4 million at December 31, 1995, 1994 and 1993, respectively. If interest on these nonaccrual and renegotiated loans had been accrued at the original contractual rates, interest income would have been increased by approximately $247,000, $476,000 and $149,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(4)   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)
    At December 31, 1995, the Company had a $2.0 million recorded investment in impaired loans for which there was a related allowance for loan losses of $172,000. At December 31, 1995, there were no impaired loans for which there was no related allowance for loan losses. The average level of impaired loans during the year ended December 31, 1995 was $1.9 million. The Company recorded interest income of $91,000 on its impaired loans during the year ended December 31, 1995.

(5)   PREMISES AND EQUIPMENT
    A summary of premises and equipment and related accumulated depreciation and amortization as of December 31, 1995 and December 31, 1994 follows:

                                                                     ESTIMATED
                                                                    USEFUL LIVES    1995       1994
                                                                    ------------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Land..............................................................                $   4,526  $   3,504
Buildings and Leasehold Improvements..............................    2-40 years     12,440     10,663
Furniture and Equipment...........................................    3-10 years      9,581      8,007
                                                                                  ---------  ---------
Subtotal..........................................................                   26,547     22,174
Less Accumulated Depreciation and Amortization....................                   (8,173)    (6,906)
                                                                                  ---------  ---------
    Total.........................................................                $  18,374  $  15,268
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    Depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 was approximately $1.6 million, $1.3 million and $1.1 million, respectively.

(6)   TIME DEPOSITS
    Time deposits of $100,000 or more totaled $126.4 million and $91.1 million at December 31, 1995 and 1994, respectively. Interest expense for the years ended December 31, 1995, 1994 and 1993 on time deposits of $100,000 or more was approximately $5.7 million, $3.5 million and $2.8 million, respectively.

(7) FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS The following table summarizes selected information regarding federal funds purchased and securities sold under repurchase agreements as of and for the years ended December 31, 1995, 1994 and 1993:

                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
                                                                               (DOLLARS IN THOUSANDS)
Balance at End of Year...................................................  $     757  $   1,149  $  --
Rate on Balance at End of Year...........................................       3.60%      4.07%       N/A
Average Daily Balance....................................................  $   1,093  $     652  $       1
Average Interest Rate....................................................       4.20%      3.57%      4.94%
Maximum Month-End Balance................................................  $   1,349  $   2,550  $  --
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to six months. These obligations are not federally insured but are collateralized by a security interest in various investment securities. These pledged securities are segregated and maintained by a third party bank.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(8)   INCOME TAX
    The components of income tax expense for the years ended December 31, 1995, 1994 and 1993 consisted of the following:

                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
                                                                               (DOLLARS IN THOUSANDS)
Current Income Tax Expense
    Federal..............................................................  $   4,790  $   3,667  $   3,145
    State................................................................        217        207        149
                                                                           ---------  ---------  ---------
        Total Current Income Tax Expense.................................      5,007      3,874      3,294
                                                                           ---------  ---------  ---------
Deferred Income Tax Expense (Benefit)
    Federal..............................................................       (320)        57         29
    State................................................................        (16)         5         22
                                                                           ---------  ---------  ---------
        Total Deferred Income Tax Expense (Benefit)......................       (336)        62         51
                                                                           ---------  ---------  ---------
        Total Income Tax Expense.........................................  $   4,671  $   3,936  $   3,345
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    Following is a reconciliation between the amount of reported income tax expense for the years ended December 31, 1995, 1994 and 1993 and the amount computed by multiplying the income before tax by the federal statutory tax rate:

                                                        1995           1994           1993
                                                    ------------   ------------   ------------
                                                    AMOUNT  RATE   AMOUNT  RATE   AMOUNT  RATE
                                                    ------  ----   ------  ----   ------  ----
                                                              (DOLLARS IN THOUSANDS)
Tax at Statutory Rate.............................  $4,689   35%   $3,781   34%   $3,170   34%
(Reductions) Additions
    State Earned Surplus Tax, Net of Federal
     Income Tax Effect............................    130     1      140     1      113     2
    Tax-Exempt Interest...........................   (152 )  (1)     (89 )  (1)    (100 )  (1)
    Other -- Net..................................      4   --       104     1      162     1
                                                    ------  ----   ------  ----   ------  ----
        Total Income Tax Expense..................  $4,671   35%   $3,936   35%   $3,345   36%
                                                    ------  ----   ------  ----   ------  ----
                                                    ------  ----   ------  ----   ------  ----

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("Statement 109"), "Accounting for Income Taxes", which requires establishment of deferred tax liabilities and assets, as appropriate, for the recognition of future deductions or taxable amounts caused when the tax basis of an asset or liability differs from that reported in the financial statements. The cumulative effect of the accounting change on years prior to January 1, 1993, of $32,000 is included for the year ended December 31, 1993 as an increase to income.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(8)   INCOME TAX (CONTINUED)
    The net deferred tax liability included with accounts payable and accrued expenses in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities as of December 31, 1995 and December 31, 1994.

                                                                                                 1995       1994
                                                                                               ---------  ---------
                                                                                                   (DOLLARS IN
                                                                                                    THOUSANDS)
Deferred Tax Liability
    Premises and Equipment...................................................................  $   1,071  $     925
    Intangibles..............................................................................        392        417
    Unrealized Gain on Securities Available for Sale.........................................         60     --
    Other....................................................................................        135        135
                                                                                               ---------  ---------
        Total Deferred Tax Liability.........................................................      1,658      1,477
                                                                                               ---------  ---------
Deferred Tax Asset
    Allowance for Loan Losses................................................................      1,034        637
    Other Real Estate........................................................................        237        227
    Unrealized Loss on Securities Available for Sale.........................................     --            302
    Other....................................................................................        208        158
                                                                                               ---------  ---------
Total Deferred Tax Assets Before Valuation Allowance.........................................      1,479      1,324
Valuation Allowance..........................................................................        (36)       (36)
                                                                                               ---------  ---------
Total Deferred Tax Assets less Valuation Allowance...........................................      1,443      1,288
                                                                                               ---------  ---------
        Net Deferred Tax Liability...........................................................  $     215  $     189
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    For the years ended December 31, 1995 and December 31, 1994, the deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the write-off of core deposits for book purposes. The deferred tax asset results from differences in the bad debts written-off for financial purposes and the amount allowed under tax law, and a difference in other real estate basis due to write-downs for financial statement purposes for both years ended December 31, 1995 and 1994, respectively.

    The valuation allowance was established to reduce the amount that will more likely than not be realized due to increased recoveries in allowance for loan losses.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(9)   PREFERRED STOCK
    The Corporation has 10,000,000 authorized shares of $1 par value Preferred Stock. The Articles of Incorporation of the Corporation grant discretion to the Board of Directors to establish series of Preferred Stock with such rights, preferences and limitations as may be determined by resolution of the Board. Series of Preferred Stock outstanding at December 31, 1995, 1994 and 1993 were as follows:

                                          FIRST    SERIES   SERIES     TOTAL
                                          SERIES    1990     1991    PREFERRED
                                          ------   ------   ------   ---------
                                                 (DOLLARS IN THOUSANDS)
Balance December 31, 1992...............   $ 10     $  1     $ 63      $ 74
                                          ------   ------   ------   ---------
Balance December 31, 1993...............     10        1       63        74
Conversion of 74,172 shares of Preferred
 Stock into 979,009 shares of Class A
 Voting Common Stock and redemption of
 356 shares of Preferred Stock for
 $37,000 cash...........................    (10)      (1)     (63)      (74)
                                          ------   ------   ------   ---------
Balance December 31, 1994...............   $--      $--      $--       $--
                                          ------   ------   ------   ---------
Balance December 31, 1995...............   $--      $--      $--       $--
                                          ------   ------   ------   ---------
                                          ------   ------   ------   ---------

    The Corporation's First Series Convertible Preferred Stock and Series 1990 Convertible Preferred Stock were issued in 1989 and 1990, respectively, for cash equal to the stated value of $100.00 per share. The Series 1991 Convertible Preferred Stock was issued in 1991 in connection with the Company's acquisition of Mid Valley Bank of Weslaco, Texas. The shares of First Series, Series 1990 and Series 1991 Preferred Stock ranked on a parity with each other, and superior to the Class A Voting Common Stock of the Corporation, as to dividends and liquidation preference. Shares of each series of Preferred Stock were convertible into shares of Class A Voting Common Stock of the Corporation.

    On March 21, 1994, the Board of Directors adopted a resolution calling for the redemption on April 22, 1994, of all issued and outstanding Preferred Stock at a redemption price of $104.00 per share plus all accrued and unpaid dividends through the date fixed for redemption. At that time, the Preferred Stock was convertible into 13.2 shares of Class A Voting Common Stock for each share of Preferred Stock held. Effective April 22, 1994, 356 shares of Preferred Stock were redeemed for cash and 74,172 shares of Preferred Stock were converted into 979,009 shares of Class A Voting Common Stock. As a result, as of December 31, 1994, there were no shares of Preferred Stock outstanding.

    Pursuant to the Texas Business Corporation Act, the Board of Directors of the Corporation has the authority to eliminate any series of shares which the Board has authority to establish, if there are no shares outstanding or held as treasury shares. Upon adoption of a resolution eliminating the series and all references to the series, the shares resume status as authorized but unissued shares of Preferred Stock for which the Board has the authority to determine the designations, preferences, limitations and relative rights.

    On February 14, 1995, the Board of Directors of the Corporation approved a resolution to eliminate the series of shares known as the First Series Convertible Preferred, the Series 1990 Convertible Preferred and the Series 1991 Convertible Preferred shares of the Corporation, and further provided for the elimination of all references thereto from the Articles of Incorporation. As a result of the elimination of the series of Preferred shares, the shares resume status as authorized but unissued shares of Preferred Stock for which the Board has the authority to determine the designations, preferences, limitations and relative rights.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(10)  COMMON STOCK
    On March 16, 1994, the Corporation completed a public offering of 1.2 million shares of the Corporation's Class A Voting Common Stock at an offering price of $12.00 per share, and contemporaneously listed the Common Stock for trading in the NASDAQ Stock Market's National Market System under the trading symbol "TRBS." In the offering, the Corporation sold one million newly issued shares and an aggregate of 200,000 shares were sold on behalf of certain selling shareholders of the Corporation. As a part of the offering, the Corporation granted the Underwriters an option, exercisable within 30 days following the date of the Underwriting Agreement, to purchase up to 180,000 additional shares of Corporation Class A Voting Common Stock solely to cover over-allotments. On April 15, 1994, the Underwriters exercised this option and purchased 28,291 additional shares of Class A Voting Common Stock.

    On May 11, 1993, the Board of Directors approved a 20% stock split effected as a stock dividend to Class A Voting Common Stock shareholders of record on May 11, 1993, with any fractional shares resulting from such stock split to be paid in cash based on a value of $10.00 per share.

(11)  EMPLOYEE BENEFITS
    In 1984, the Company adopted a target benefit pension plan covering substantially all of their employees. In December, 1990, the Company restated its target benefit pension plan as an Employee Stock Ownership Plan (with section 401(k) provisions) (the "KSOP"). The Company received a favorable determination letter on July 29, 1993, in which the Internal Revenue Service stated that the plan, as designed, was in compliance with the applicable requirements of the Internal Revenue Code. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have completed twelve consecutive months of credited service, as defined in the plan, and attained age 21. A participant's account balance will be fully vested after six years of credited service. The purpose of the restatement is to permit employees to acquire an equity interest in the Company through the KSOP's purchase of common stock. Pension expense, which includes Employer matching as discussed below, for the years ended December 31, 1995, 1994 and 1993 was $526,000, $462,000, and
$570,000, respectively.

    A Participant of the KSOP may authorize the Company to contribute to the Trust on his behalf Salary Reduction Contributions. Such Salary Reduction Contributions shall be stated as a whole percentage and shall not be less than 1% or more than 15% of the Participant's compensation. The total amount of Salary Reduction Contributions for any Plan Year shall not exceed $7,000, multiplied by any cost of living adjustment factor prescribed by the Secretary of the Treasury under Section 415(d) of the Code. Such contributions are matched at the discretion of the Board of Directors up to a maximum of 100% of the Participant's Salary Reduction Contribution and shall be based on a Participant's Salary Reduction Contribution of up to 4% of such Participant's compensation. The Participant's and Employer matching contributions are vested immediately.

    In March 1986, the shareholders of the Company approved three separate stock plans involving the Class A Voting Common Stock, providing for the issuance of up to 253,434 shares to certain key employees for their purchase and 10,000 shares as part of a bonus plan for employees of the Company. One option plan provides for sale of up to 126,717 shares to the chief executive officer at a price to be determined by a committee of directors on the date of grant; another provides for sale of up to 126,717 shares at fair market value at the date the options are granted to key employees of the Company, excluding the chief executive officer. The third plan provides for up to 10,000 shares to be distributed as employee bonuses without payment of consideration by the employees. The third plan was terminated effective January 9, 1996.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(11)  EMPLOYEE BENEFITS (CONTINUED)
    On May 10, 1994, options to acquire up to 126,717 Class A Voting Common shares at $12.00 per share were granted to Glen E. Roney, Chief Executive Officer and a member of the Board of Directors of Texas Regional, pursuant to the Texas Regional Bancshares, Inc. 1985 Non-Statutory Stock Option Plan exercisable commencing May 10, 1995. In addition, options to acquire up to 49,433 Class A Voting Common shares at $12.00 per share were granted to certain key employees of the Company pursuant to the Texas Regional Bancshares, Inc. Incentive Stock Option Plan exercisable commencing May 10, 1995 including options to acquire 8,333 shares granted to Glen E. Roney. The Incentive Stock Option Plan expired in September 1995. Any options outstanding under this Plan, at the time of its termination, remain in effect until the options shall have been exercised or the expiration date of the option, whichever is earlier. Options to acquire 52,595 Class A Voting Common Stock were awarded May 10, 1994, and expire on May 10, 2000. During 1995, options to acquire 3,162 Class A Voting Common Stock were exercised at a price of $12.00 per share.

    Effective December 12, 1995, the Company adopted the 1995 Nonstatutory Stock Option Plan of Texas Regional Bancshares, Inc. (the "Plan"), which provides for granting to key employees of the Company options to acquire up to an aggregate maximum of 90,000 shares of the Class A Voting Common Stock of the Corporation, subject to adjustment for stock dividends, stock splits and upon the occurrence of other events as specified in the Plan. The Board of Directors has recommended the Plan to the shareholders of the Corporation and has authorized and directed the officers of the Corporation to submit the Plan to the shareholders for approval at the next regular or special meeting of the shareholders of the Corporation. In addition, options to acquire up to 90,000 Class A Voting Common shares at $17.25 per share were granted to certain key employees of the Company pursuant to the Plan including options to acquire 65,000 shares granted to Glen
E. Roney. Options to purchase one-fourth of the shares as granted shall be exercisable commencing on the later of July 1, 1996, or the date of approval of the Plan by the shareholders of the Corporation, and (provided that the Plan has received the approval of the shareholders of the Corporation) options to purchase an additional one-fourth of the shares as granted pursuant to these resolutions shall be exercisable beginning July 1 of each year thereafter, and in each case options to purchase shares granted pursuant to these resolutions shall thereafter be exercisable at any time prior to July 1, 2002, subject to other provisions applicable to such options as specified in the Plan.


The following is a summary of option transactions for the years ended December 31, 1995, 1994 and 1993.

                             1985 NONSTATUTORY  1985 INCENTIVE     1985 STOCK        1995 NONSTATUTORY
                             STOCK OPTION PLAN  STOCK OPTION PLAN  BONUS PLAN        STOCK OPTION PLAN
                             -----------------  -----------------  ---------------   -----------------
                                       OPTION            OPTION             OPTION            OPTION
                             OPTIONS   PRICE    OPTIONS  PRICE     OPTIONS  PRICE    OPTIONS  PRICE
                             -------   ------   -------  -----     -------  -----    -------  -----
Balance December 31, 1992          -  $    -         -   $   -          -  $    -
 Granted                           -       -         -       -          -       -
 Exercised                         -       -         -       -          -       -
 Canceled                          -       -         -       -          -       -
                             -------  ------   -------  ------    -------  ------   -------  ------
Balance December 31, 1993          -       -         -       -          -       -
 Granted                     126,717   12.00    52,595   12.00          -       -
 Exercised                         -       -         -       -          -       -
 Canceled                          -       -     3,162   12.00          -       -
                             -------  ------   -------  ------    -------  ------   -------  ------
Balance December 31, 1994    126,717   12.00    49,433   12.00          -       -
 Granted                           -       -         -       -          -       -    90,000  $17.25
 Exercised                         -       -     3,162   12.00          -       -         -       -
 Canceled                          -       -         -       -          -       -         -       -
                             -------  ------   -------  ------    -------  ------   -------  ------
Balance December 31, 1995    126,717  $12.00    46,271  $12.00          -   $   -    90,000  $17.25
                             -------  ------   -------  ------    -------  ------   -------  ------
                             -------  ------   -------  ------    -------  ------   -------  ------

    Effective as of December 14, 1993, the Company adopted a Deferred Compensation Plan for the benefit of Glen E. Roney. The Deferred Compensation Plan provides for a retirement benefit payable to Mr. Roney (or his designated beneficiary or his estate if Mr. Roney dies prior to payment of the full amount of deferred compensation) of $100,000 per year commencing October 29, 2002, and continuing annually thereafter for fourteen years. If Mr. Roney dies prior to commencement of the retirement benefit, payments would commence immediately and be paid to his designated beneficiary or his estate. The Company also adopted the Trust Under Glen E. Roney Deferred Compensation Plan, in the form prescribed by applicable regulations adopted by the Internal Revenue Service for nonqualified deferred compensation plans. Among other things, the Plan and Trust provide for an initial deposit into the Trust by the Company and subsequent deposits in the discretion of the Board of Directors, and further provide for full funding of the amount necessary to discharge the retirement benefit in the event of a change of control, as that term is defined in the Trust. The Company has incurred Deferred Compensation expense and has funded into the Trust $87,000, $87,000 and $116,000 respectively, for the years ended December 31, 1995, 1994 and 1993, respectively.

(12)  COMMITMENTS AND CONTINGENCIES
    In  the  normal  course  of  business,  the  Company  enters  into   various
transactions which, in accordance with generally accepted accounting principles, are not included on the consolidated balance

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(12) COMMITMENTS AND CONTINGENCIES (CONTINUED) sheets. These transactions are referred to as "off-balance sheet commitments." The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company attempts to minimize its exposure to loss under these commitments by subjecting them to the same credit approval and monitoring procedures as its other credit facilities.

    The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company's commitments to extend credit are contingent on customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses.

    Letters of credit are written for conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

    At December 31, 1995, the Company had outstanding commitments to extend credit of approximately $79.0 million which included standby letters of credit of approximately $2.6 million. Management does not anticipate any losses as a result of these commitments.

    Future minimum lease payments on operating leases as of December 31, 1995 are as follows:

                                          OFFICE    OFFICE
                                          SPACE    EQUIPMENT   TOTAL
                                          ------   ---------   -----
                                            (DOLLARS IN THOUSANDS)
1996....................................   $ 22       $16      $  38
1997....................................     22        16         38
1998....................................     22        17         39
1999....................................     20        17         37
2000....................................     15        17         32
                                          ------      ---      -----
    Total...............................   $101       $83      $ 184
                                          ------      ---      -----
                                          ------      ---      -----

    The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(13)  OTHER NONINTEREST EXPENSE
    Other noninterest expense for the years ended December 31, 1995, 1994 and 1993 consisted of the following:

                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
                                                                                         (DOLLARS IN THOUSANDS)
Advertising and Public Relations...................................................  $     772  $     693  $     394
Amortization of Intangibles........................................................        323        224        235
Data Processing and Check Clearing.................................................        491        360        304
Director Fees......................................................................        284        267        291
Franchise Tax......................................................................        198        159        145
Insurance..........................................................................        228        314        320
FDIC Insurance.....................................................................        540        973        831
Legal and Professional.............................................................        870      1,006        704
Stationery and Supplies............................................................        658        538        477
Telephone..........................................................................        250        202        195
Other Losses.......................................................................        624        177        117
Other..............................................................................        972        895        844
                                                                                     ---------  ---------  ---------
    Total..........................................................................  $   6,210  $   5,808  $   4,857
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

(14)  TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY)
     CONDENSED FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                                                               1995       1994
                                                                                             ---------  ---------
                                                                                                 (DOLLARS IN
                                                                                                  THOUSANDS)
Assets
    Cash in Subsidiary Bank................................................................  $      99  $     172
    Time Deposits in Subsidiary Bank.......................................................      4,979      9,225
                                                                                             ---------  ---------
        Total Cash and Cash Equivalents....................................................      5,078      9,397
    Investments in Consolidated Subsidiary.................................................     58,114     46,701
    Furniture and Equipment................................................................         80          4
    Other Assets...........................................................................        103        158
                                                                                             ---------  ---------
        Total Assets.......................................................................  $  63,375  $  56,260
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Liabilities
    Accounts Payable and Accrued Liabilities...............................................  $      35  $      34
    Dividends Payable......................................................................        620        495
                                                                                             ---------  ---------
        Total Liabilities..................................................................        655        529
Shareholders' Equity.......................................................................     62,720     55,731
                                                                                             ---------  ---------
        Total Liabilities and Shareholders' Equity.........................................  $  63,375  $  56,260
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(14)  TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY)
     CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
                                                                                         (DOLLARS IN THOUSANDS)
Income
    Dividends Received from Subsidiary Bank........................................  $  --      $     456  $   2,382
    Interest Income................................................................        338        330          4
                                                                                     ---------  ---------  ---------
        Total Income...............................................................        338        786      2,386
                                                                                     ---------  ---------  ---------
Expense
    Interest on Note Payable.......................................................     --             16        112
    Salaries and Employee Benefits.................................................     --              7          1
    Occupancy Expense..............................................................          4          4          4
    Director Fees..................................................................        119         83         72
    Equipment Expense..............................................................          3          3          3
    Franchise Tax..................................................................         80         57         53
    Legal and Professional.........................................................         24         30         32
    Other..........................................................................         77         90         42
                                                                                     ---------  ---------  ---------
        Total Expense..............................................................        307        290        319
                                                                                     ---------  ---------  ---------
Income Before Income Tax Benefit and Equity in Undistributed Net Income of
 Subsidiary........................................................................         31        496      2,067
Income Tax (Benefit) Expense.......................................................         15          7       (123)
                                                                                     ---------  ---------  ---------
Income Before Equity in Undistributed Income of Subsidiary.........................         16        489      2,190
Equity in Undistributed Net Income of Subsidiary...................................      8,709      6,696      3,821
                                                                                     ---------  ---------  ---------
        Net Income.................................................................  $   8,725  $   7,185  $   6,011
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(14)  TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY)
     CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                    1995       1994       1993
                                                                                  ---------  ---------  ---------
                                                                                      (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities
    Net Income..................................................................  $   8,725  $   7,185  $   6,011
    Adjustments to Reconcile Net Income to Net Cash Provided by Operating
     Activities
        Depreciation and Amortization...........................................          5          4          6
        Undistributed Net Income of Subsidiary..................................     (8,709)    (6,697)    (3,820)
        (Increase) Decrease in Other Assets.....................................         52        (85)        80
        Increase (Decrease) in Income Taxes Payable.............................         (1)        (3)         4
        Decrease in Deferred Income Taxes.......................................     --             (1)       (19)
        Increase (Decrease) in Accounts Payable and Accrued Liabilities.........          2         (6)       (21)
                                                                                  ---------  ---------  ---------
            Net Cash Provided by Operating Activities...........................         74        397      2,241
                                                                                  ---------  ---------  ---------
Cash Flows from Investing Activities
    Purchase of Equipment.......................................................        (78)        (3)    --
    Investment in Subsidiary....................................................     (2,000)    --         --
                                                                                  ---------  ---------  ---------
            Net Cash Used In Investing Activities...............................     (2,078)        (3)    --
                                                                                  ---------  ---------  ---------
Cash Flows from Financing Activities
    Repayment of Note Payable...................................................     --         (1,150)    (1,450)
    Proceeds from Issuance of Common Stock......................................         38     11,110     --
    Cash Dividends Paid on Fractional Shares....................................     --         --             (3)
    Cash Dividends Paid on Preferred Stock......................................     --           (258)      (522)
    Cash Dividends Paid on Common Stock.........................................     (2,353)      (991)    --
    Redemption of Preferred Stock...............................................     --            (37)    --
                                                                                  ---------  ---------  ---------
            Net Cash Provided by (Used in) Financing Activities.................     (2,315)     8,674     (1,975)
                                                                                  ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents............................     (4,319)     9,068        266
Cash and Cash Equivalents at Beginning of Year..................................      9,397        329         63
                                                                                  ---------  ---------  ---------
Cash and Cash Equivalents at End of Year........................................  $   5,078  $   9,397  $     329
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Supplemental Disclosures of Cash Flow Information
    Interest Paid...............................................................  $  --      $      25  $     132
    Income Taxes Paid...........................................................      4,752      3,799      2,986
Supplemental Schedule of Noncash Investing and Financing Activities
    Stock Split Effected as a Stock Dividend (Note 10)..........................        N/A        N/A        697
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    The amount of retained earnings in the Bank at December 31, 1995 was $12.0 million. On December 31, 1995, the aggregate amount of dividends which legally could be paid to the Corporation without prior approval of various regulatory agencies was approximately $8.7 million.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107 ("Statement 107"), "Disclosures about Fair Value Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

DEBT SECURITIES

    For securities held as investments, fair market value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for a similar security.

    Investments not classified as Held to Maturity or Trading are classified as Available for Sale and measured at fair value in the consolidated balance sheets with unrealized holding gains and losses reported as a separate component of shareholders' equity until realized.

    The following table presents the amortized cost and estimated fair value of securities classified as Available for Sale at December 31, 1995:

                                                                                  AMORTIZED    ESTIMATED
                                                                                    COST      FAIR VALUE
                                                                                 -----------  -----------
                                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury Securities.......................................................   $   6,000    $   6,012
U.S. Government Agency Securities..............................................      55,502       55,668
Other Securities...............................................................       1,471        1,470
                                                                                 -----------  -----------
    Total......................................................................   $  62,973    $  63,150
                                                                                 -----------  -----------
                                                                                 -----------  -----------

    The following table presents the carrying value and estimated fair value of securities classified as Held to Maturity at December 31, 1995:

                                                                                  CARRYING    ESTIMATED
                                                                                   AMOUNT    FAIR VALUE
                                                                                  ---------  -----------
                                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury Securities........................................................  $  28,787   $  28,776
U.S. Government Agency Securities...............................................     34,230      34,425
States and Political Subdivisions Securities....................................      5,474       5,761
                                                                                  ---------  -----------
    Total.......................................................................  $  68,491   $  68,962
                                                                                  ---------  -----------
                                                                                  ---------  -----------

LOANS

    The Company does not consider its loan portfolio to have the homogeneous categories of loans for which the fair value could be estimated by using quoted market prices for securities backed by similar loans. Therefore, the fair value of all loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The following table presents information for loans at or for the year ended December 31, 1995:

                                                                      CARRYING     AVERAGE    CALCULATED
                                                                       AMOUNT       YIELD     FAIR VALUE
                                                                     -----------  ----------  -----------
                                                                            (DOLLARS IN THOUSANDS)
Commercial and Agriculture
    Adjustable.....................................................  $   136,213       9.50%  $   137,308
    Fixed..........................................................       35,298       9.33        34,083
Real Estate
    Adjustable.....................................................      128,406      10.13       127,039
    Fixed..........................................................      106,791       9.89       106,483
Consumer...........................................................       44,146      10.61        43,929
                                                                     -----------              -----------
Total Loans, Net of Unearned Discount..............................      450,854       9.87       448,842
                                                                     -----------              -----------
Allowance for Loan Losses..........................................       (4,542)                 --
                                                                     -----------              -----------
Total Loans, Net...................................................  $   446,312              $   448,842
                                                                     -----------              -----------
                                                                     -----------              -----------

DEPOSIT LIABILITIES

    The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents the carrying value and estimated fair value of deposit liabilities at December 31, 1995:

                                                                                 CARRYING     ESTIMATED
                                                                                  AMOUNT     FAIR VALUE
                                                                                -----------  -----------
                                                                                 (DOLLARS IN THOUSANDS)
Noninterest Bearing Demand Deposits...........................................  $   120,414  $   120,414
Savings.......................................................................       36,133       36,133
Money Market Checking and Savings Accounts....................................      127,687      127,687
Time Deposits.................................................................      295,497      297,200
                                                                                -----------  -----------
    Total Deposits............................................................  $   579,731  $   581,434
                                                                                -----------  -----------
                                                                                -----------  -----------

    The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The Company has not attempted to determine the amount of increase in net assets that would result from the benefit of considering the low-cost funding provided by deposit liabilities.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN

    These financial instruments are not sold or traded, and estimated fair values are not readily available. The carrying amount of commitments to extend credit and standby letters of credit is the net unamortized deferred cost or income arising from these unrecognized financial instruments. The estimated fair value of these commitments is considered to be the carrying value. Financial guarantees written consist of obligations for credit cards issued to certain customers. Substantially all of the liability for financial guarantees written is collateralized by deposits pledged to the Company.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The following table presents the contract amount, carrying amount and estimated fair value for commitments to extend credit, standby letters of credit and financial guarantees written at December 31, 1995:

                                                                       CONTRACT    CARRYING     ESTIMATED
                                                                        AMOUNT      AMOUNT     FAIR VALUE
                                                                       ---------  -----------  -----------
                                                                             (DOLLARS IN THOUSANDS)
Commitments to Extend Credit.........................................  $  75,930   $    (157)   $    (157)
Standby Letters of Credit............................................      2,611          10           10
Financial Guarantees Written.........................................        439      --           --
                                                                       ---------  -----------  -----------
                                                                       ---------  -----------  -----------

LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax liabilities, property, plant, equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

(16)  ACQUISITION ACTIVITY
    On January 10, 1996, the Company announced definitive agreements have been signed under which Texas State Bank, the principal operating subsidiary of the Corporation, will acquire through merger the First State Bank & Trust Co., Mission, Texas, and The Border Bank, Hidalgo, Texas (the "Mergers"). The definitive agreements have been approved by the appropriate Boards of Directors of the Corporation, Texas State Bank, First State Bank & Trust Co. and The Border Bank. Under the terms of the definitive agreements, Texas State Bank will acquire First State Bank & Trust Co. for a total cash consideration of $79.0 million and will acquire The Border Bank for a total cash consideration of $20.5 million.

    The following pro forma combined condensed balance sheet was based on the assumption that the acquisition had been consummated on December 31, 1995. The Mergers will be accounted for using the purchase method of accounting.

    The Mergers are subject to completion of satisfactory due diligence by the Corporation and must be approved by the shareholders of First State Bank & Trust Co. and The Border Bank. The Mergers must also be approved by the appropriate regulators. Closing is also contingent upon the Corporation having successfully raised $40.0 million of additional capital to partially fund these transactions on terms and conditions acceptable to the Corporation.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(16)  ACQUISITION ACTIVITY (CONTINUED)
    During August 1995, the Bank acquired two branch bank locations, one in Rio Grande City, Texas, and the other in Roma, Texas (the "RGC/Roma Branch Acquisitions"). The transaction included the purchase of $43.7 million in loans and the assumption of approximately $79.7 million in deposit liabilities of these branches. Investment securities were not acquired. Purchase accounting adjustments for the purchase of loans and the assumption of deposit liabilities of the RGC/Roma Branch Acquisitions were immaterial. This transaction was accounted for as a purchase.

    The Company's consolidated balance sheets at December 31, 1995 reflected the assets and liabilities of the RGC/Roma Branch Acquisitions. The results of operations of the RGC/Roma Branch Acquisitions were included in the Company's consolidated financial statements of income from the date of acquisition.

    The following unaudited pro forma combined condensed statements of income for the years ended December 31, 1995 and 1994, assume the Mergers and the RGC/Roma Branch Acquisitions occurred January 1, 1994. Intangibles arising from the Mergers and RGC/Roma Branch Acquisitions are approximately $21.6 million and $4.1 million, respectively. The pro forma adjustments reflect the amortization of the core deposit premium over a 10-year period, the fixed maturity deposit premium over a 3-year period and the goodwill intangible over a 15-year period. The pro forma results do not necessarily represent the actual results that would have occurred and should not be considered indicative of future results of operations.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(16)  ACQUISITION ACTIVITY (CONTINUED)
                   PRO FORMA COMBINED CONDENSED BALANCE SHEET

                               DECEMBER 31, 1995
                                  (UNAUDITED)

                                                                       FIRST
                                                          TEXAS        STATE     BORDER     PRO FORMA     PRO FORMA
                                                         REGIONAL      BANK       BANK     ADJUSTMENTS     BALANCE
                                                       ------------  ---------  ---------  ------------  -----------
                                                                              (IN THOUSANDS)
Assets
    Cash and Due From Banks..........................   $   30,933   $  16,270  $   3,982   $  42,533 A   $  51,831
                                                                                              (41,172)F
                                                                                                 (715)B
    Federal Funds Sold...............................        3,600      23,350      8,750     (30,850)F       4,850
                                                       ------------  ---------  ---------  ------------  -----------
        Total Cash and Cash Equivalents..............       34,533      39,620     12,732     (30,204)       56,681
    Securities Available for Sale....................       63,150      23,478      6,779     (27,478)F      65,929
    Securities Held to Maturity......................       68,491     143,283     47,457       2,937 C     262,168
    Loans, Net of Unearned Discount..................      450,854     188,424     47,345      (1,337)G     685,286
    Less: Allowance for Loan Losses..................       (4,542)     (4,196)    (1,100)      --           (9,838)
                                                       ------------  ---------  ---------  ------------  -----------
        Net Loans....................................      446,312     184,228     46,245      (1,337)      675,448
    Premises and Equipment, Net......................       18,374       5,487      3,297       7,000 D      34,158
    Accrued Interest Receivable......................        6,319       7,172      2,242       --           15,733
    Other Real Estate................................        1,273         431        237       --            1,941
    Goodwill.........................................        4,641      --         --           7,250 F      11,891
    Core Deposit.....................................        1,000      --         --          14,351 H      15,351
    Organization Cost................................           70      --         --           --               70
    Other Assets.....................................        2,606         771        515        (137)J       3,755
                                                       ------------  ---------  ---------  ------------  -----------
            Total Assets.............................   $  646,769   $ 404,470  $ 119,504   $ (27,618)    $1,143,125
                                                       ------------  ---------  ---------  ------------  -----------
                                                       ------------  ---------  ---------  ------------  -----------
Liabilities
    Deposits
        Noninterest-Bearing..........................   $  120,414   $  39,810  $   7,137   $    (715)B   $ 166,646
        Interest-Bearing.............................      459,317     303,800     94,858        (394)I     857,581
                                                       ------------  ---------  ---------  ------------  -----------
            Total Deposits...........................      579,731     343,610    101,995      (1,109)    1,024,227
    Federal Funds Purchased and Securities Sold Under
     Repurchase Agreements...........................          757      --         --           --              757
    Other Borrowings.................................       --             157     --           --              157
    Accounts Payable and Accrued Liabilities.........        3,561       1,316        434        (137)J      12,731
                                                                                                7,557 E
                                                       ------------  ---------  ---------  ------------  -----------
            Total Liabilities........................      584,049     345,083    102,429       6,311     1,037,872
                                                       ------------  ---------  ---------  ------------  -----------
Shareholders' Equity
    Preferred Stock..................................       --          --         --           --           --
    Common Stock.....................................        6,196       4,000      2,000       2,180 A       8,376
                                                                                               (6,000)F
    Paid-In Capital..................................       29,239      21,000      9,000      40,353 A      69,592
                                                                                              (30,000)F
    Retained Earnings................................       27,168      34,405      6,078     (40,483)F      27,168
    Unrealized Gain (Loss) on Securities Available
     for Sale........................................          117         (18)        (3)         21 F         117
                                                       ------------  ---------  ---------  ------------  -----------
            Total Shareholders' Equity...............       62,720      59,387     17,075     (33,929)      105,253
                                                       ------------  ---------  ---------  ------------  -----------
            Total Liabilities and Shareholders'
             Equity..................................   $  646,769   $ 404,470  $ 119,504   $ (27,618)    $1,143,125
                                                       ------------  ---------  ---------  ------------  -----------
                                                       ------------  ---------  ---------  ------------  -----------

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(16)  ACQUISITION ACTIVITY (CONTINUED)
               PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (UNAUDITED)

                                                                                    FIRST
                                                          TEXAS      RGC/ ROMA      STATE       BORDER       PRO FORMA
                                                        REGIONAL     BRANCHES       BANK         BANK       ADJUSTMENTS
                                                       -----------  -----------  -----------  -----------  -------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income......................................   $  43,505    $   6,337    $  32,472    $   9,016     $  (4,059)K
Interest Expense.....................................      17,041        2,817       13,103        4,415           131 L
                                                       -----------  -----------  -----------  -----------  -------------
Net Interest Income..................................      26,464        3,520       19,369        4,601        (4,190)
Provision for Loan Losses............................       1,666           19        2,425          485        --
                                                       -----------  -----------  -----------  -----------  -------------
    Net Interest Income After Provision for Loan
     Losses..........................................      24,798        3,501       16,944        4,116        (4,190)
                                                       -----------  -----------  -----------  -----------  -------------
Noninterest Income
    Service Charges on Deposit Accounts..............       3,312          469        1,146          255        --
    Other Service Charges............................         825           97          151           33        --
    Trust Service Fees...............................       1,256       --               24       --            --
    Other Operating Income...........................         926           24           81           28        --
                                                       -----------  -----------  -----------  -----------  -------------
        Total Noninterest Income.....................       6,319          590        1,402          316        --
                                                       -----------  -----------  -----------  -----------  -------------
Noninterest Expense
    Salaries and Employee Benefits...................       9,247        1,334        2,824        1,056        --
    Net Occupancy Expense............................       1,010          176          568          234           294 M
    Equipment Expense................................       1,959          217          341          148        --
    Other Noninterest Expense........................       5,631        1,281        2,531          729         2,189 N
                                                       -----------  -----------  -----------  -----------  -------------
        Total Noninterest Expense....................      17,847        3,008        6,264        2,167         2,483
                                                       -----------  -----------  -----------  -----------  -------------
Income Before Income Tax Expense.....................      13,270        1,083       12,082        2,265        (6,673)
Income Tax Expense...................................       4,630          367        3,436          381        (2,105)
                                                       -----------  -----------  -----------  -----------  -------------
Net Income...........................................   $   8,640    $     716    $   8,646    $   1,884     $  (4,568)
                                                       -----------  -----------  -----------  -----------  -------------
                                                       -----------  -----------  -----------  -----------  -------------
Primary Earnings Per Common Share
    Net Income.......................................   $    1.39
    Weighted Average Number of Common Shares
     Outstanding (In Thousands)......................       6,218
                                                       -----------
Fully Diluted Earnings Per Common Share
    Net Income.......................................   $    1.39
    Weighted Average Number of Common Shares
     Outstanding (In Thousands)......................       6,227
                                                       -----------
                                                       -----------


                                                        PRO FORMA
                                                         BALANCE
                                                       -----------

Interest Income......................................   $  87,271
Interest Expense.....................................      37,507
                                                       -----------
Net Interest Income..................................      49,764
Provision for Loan Losses............................       4,595
                                                       -----------
    Net Interest Income After Provision for Loan
     Losses..........................................      45,169
                                                       -----------
Noninterest Income
    Service Charges on Deposit Accounts..............       5,182
    Other Service Charges............................       1,106
    Trust Service Fees...............................       1,280
    Other Operating Income...........................       1,059
                                                       -----------
        Total Noninterest Income.....................       8,627
                                                       -----------
Noninterest Expense
    Salaries and Employee Benefits...................      14,461
    Net Occupancy Expense............................       2,282
    Equipment Expense................................       2,665
    Other Noninterest Expense........................      12,361
                                                       -----------
        Total Noninterest Expense....................      31,769
                                                       -----------
Income Before Income Tax Expense.....................      22,027
Income Tax Expense...................................       6,709
                                                       -----------
Net Income...........................................   $  15,318
                                                       -----------
                                                       -----------
Primary Earnings Per Common Share
    Net Income.......................................   $    1.82
    Weighted Average Number of Common Shares
     Outstanding (In Thousands)......................       8,398
                                                       -----------
Fully Diluted Earnings Per Common Share
    Net Income.......................................   $    1.82
    Weighted Average Number of Common Shares
     Outstanding (In Thousands)......................       8,407
                                                       -----------
                                                       -----------

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(16)  ACQUISITION ACTIVITY (CONTINUED)
               PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                  (UNAUDITED)

                                                                                    FIRST
                                                          TEXAS      RGC/ ROMA      STATE       BORDER       PRO FORMA
                                                        REGIONAL     BRANCHES       BANK         BANK       ADJUSTMENTS
                                                       -----------  -----------  -----------  -----------  -------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest Income......................................   $  34,631    $   6,429    $  30,831    $   8,879     $  (3,202)K
Interest Expense.....................................      11,690        2,244       11,767        3,771           131 L
                                                       -----------  -----------  -----------  -----------  -------------
Net Interest Income..................................      22,941        4,185       19,064        5,108        (3,333)
Provision for Loan Losses............................       1,085          218        2,189          397        --
                                                       -----------  -----------  -----------  -----------  -------------
    Net Interest Income After Provision for Loan
     Losses..........................................      21,856        3,967       16,875        4,711        (3,333)
                                                       -----------  -----------  -----------  -----------  -------------
Noninterest Income
    Service Charges on Deposit Accounts..............       3,035          555        1,078          238        --
    Other Service Charges............................         904          151          141           30        --
    Trust Service Fees...............................       1,161       --               37       --            --
    Other Operating Income...........................         672          (39)          45          135        --
                                                       -----------  -----------  -----------  -----------  -------------
        Total Noninterest Income.....................       5,772          667        1,301          403        --
                                                       -----------  -----------  -----------  -----------  -------------
Noninterest Expense
    Salaries and Employee Benefits...................       8,015        1,929        2,562        1,061        --
    Net Occupancy Expense............................         961          191          555          228           294 M
    Equipment Expense................................       1,648          310          278          139        --
    Other Noninterest Expense........................       5,883        1,579        2,747          757         2,189 N
                                                       -----------  -----------  -----------  -----------  -------------
        Total Noninterest Expense....................      16,507        4,009        6,142        2,185         2,483
                                                       -----------  -----------  -----------  -----------  -------------
Income Before Income Tax Expense.....................      11,121          625       12,034        2,929        (5,816)
Income Tax Expense...................................       3,936          198        3,192          604        (1,813)
                                                       -----------  -----------  -----------  -----------  -------------
Net Income...........................................   $   7,185    $     427    $   8,842    $   2,325     $  (4,003)
                                                       -----------  -----------  -----------  -----------  -------------
                                                       -----------  -----------  -----------  -----------  -------------
Primary Earnings Per Common Share
    Net Income.......................................   $    1.19
    Weighted Average Number of Common Shares
     Outstanding (In Thousands)......................       5,791
                                                       -----------
Fully Diluted Earnings Per Common Share
    Net Income.......................................   $    1.16
    Weighted Average Number of Common Shares
     Outstanding (In Thousands)......................       6,035
                                                       -----------
                                                       -----------


                                                        PRO FORMA
                                                         BALANCE
                                                       -----------

Interest Income......................................   $  77,568
Interest Expense.....................................      29,603
                                                       -----------
Net Interest Income..................................      47,965
Provision for Loan Losses............................       3,889
                                                       -----------
    Net Interest Income After Provision for Loan
     Losses..........................................      44,076
                                                       -----------
Noninterest Income
    Service Charges on Deposit Accounts..............       4,906
    Other Service Charges............................       1,226
    Trust Service Fees...............................       1,198
    Other Operating Income...........................         813
                                                       -----------
        Total Noninterest Income.....................       8,143
                                                       -----------
Noninterest Expense
    Salaries and Employee Benefits...................      13,567
    Net Occupancy Expense............................       2,229
    Equipment Expense................................       2,375
    Other Noninterest Expense........................      13,155
                                                       -----------
        Total Noninterest Expense....................      31,326
                                                       -----------
Income Before Income Tax Expense.....................      20,893
Income Tax Expense...................................       6,117
                                                       -----------
Net Income...........................................   $  14,776
                                                       -----------
                                                       -----------
Primary Earnings Per Common Share
    Net Income.......................................   $    1.82
    Weighted Average Number of Common Shares
     Outstanding (In Thousands)......................       7,971
                                                       -----------
Fully Diluted Earnings Per Common Share
    Net Income.......................................   $    1.80
    Weighted Average Number of Common Shares
     Outstanding (In Thousands)......................       8,215
                                                       -----------
                                                       -----------

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARY

(16)  ACQUISITION ACTIVITY (CONTINUED)
    The unaudited pro forma combined condensed balance sheet combines the three entities at December 31, 1995. In combining the entities, the following adjustments were made:

    (A) To record the estimated proceeds of the $42.5 million net capital raised through the offering based on an assumed sale by Texas Regional of 2,180,000 shares of Class A Voting Common Stock at a price of $21.00 per share, the closing price as of February 20, 1996 net of underwriting discounts, commissions and other estimated offering expenses.

    (B) To record the elimination of an intercompany demand deposit account.

    (C) To adjust securities purchased to fair value at December 31, 1995.

    (D) To record estimated $7.0 million increase in fair value of fixed assets.

    (E) To record estimated deferred federal income tax on the net fair value increases.

    (F) To record the payment of $99.5 million to the First State Bank and Border Bank shareholders or 100% of their outstanding stock, elimination of all the First State Bank and Border Bank equity accounts and the recording of goodwill.

    (G) To adjust loan carrying value to estimated fair value.

    (H) To record estimated fair value of core deposits.

    (I) To record estimated fair value of fixed maturity deposit premium.

    (J) To reclassify deferred federal income taxes.

    The unaudited pro forma combined condensed statements of income combine the three entities for the years ended December 31, 1995 and 1994. In combining the entities, the following adjustments were made:

    (K) To record a reduction in interest income on the $57.0 million net purchase price ($99.5 million less $42.5 million) of the Mergers and $4.25 million purchase price of the RGC/Roma Branch Acquisitions at the Company's average federal funds rate of 5.92% and 4.52% for the years ended December 31, 1995 and 1994, respectively and the tax effect of the prior two transactions using an effective tax rate of 34%.

    (L) To amortize the fixed maturity deposit premium.

    (M) To record depreciation on fair market value increases of depreciable fixed assets acquired in the Mergers.

    (N) To record amortization of the goodwill and core deposit premium recorded in connection with the Mergers and the RGC/Roma Branch Acquisitions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with accountants on accounting or financial disclosure matters within the twenty-four months prior to December 31, 1995.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the directors and executive officers of the Company is set forth in Texas Regional's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1996 in the sections entitled "Election of Directors" and "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

    The information concerning the compensation of the executive officers of the Company is set forth in Texas Regional's's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1996 in the section entitled "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Ownership of the Company's common stock by certain beneficial owners and by management is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1996 in the section entitled "Stock Ownership of Management and Others".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information concerning transactions between management and others and the Company is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1996 in the section entitled "Transactions with Management and Others".

                                       PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of the registrant and its subsidiaries, are included herein:
              Independent Auditors' Report
              Consolidated Balance Sheets-December 31, 1995 and 1994 Consolidated Statements of Income-Years Ended
                December 31, 1995, 1994, and 1993
              Consolidated Statements of Changes in Shareholders' Equity-
                Years Ended December 31, 1995, 1994, and 1993
              Consolidated Statements of Cash Flows-Years Ended
                December 31, 1995, 1994, and 1993
              Notes to Consolidated Financial Statements - December 31,
                1995, 1994 and 1993

     (2) Financial Statement Schedules are omitted because the required information is not applicable.

     (3) Exhibits

          2.1 Agreement and Plan of Reorganization by and between Texas State Bank, McAllen, Texas, First State Bank & Trust Co., Mission, Texas ("First State Bank"), Texas Regional Bancshares, Inc., and certain shareholders of First State Bank, dated as of January 9, 1996 (incorporated by reference from Form 8-K, Commission File No. 0-14517).

         2.2 Agreement and Plan of Reorganization by and between Texas State Bank, McAllen, Texas, The Border Bank, Hidalgo, Texas ("Border Bank"), Texas Regional Bancshares, Inc., and certain shareholders of Border Bank, dated as of January 9, 1996 (incorporated by reference from Form 8-K, Commission File No. 0-14517).

         3.1 Articles of Incorporation of Texas Regional Bancshares, Inc. (incorporated by reference from Form 10, Commission File No. 0-14517).

         3.2 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed December 28, 1983 (incorporated by reference from Form 10, Commission File No. 0-14517).

         3.3 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed June 25, 1986 (incorporated by reference from Form S-1, Commission File No. 33-28340).

         3.4 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed April 4, 1988 (incorporated by reference from Form S-1, Commission File No. 33-28340).

         3.5 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed April 12, 1991 (incorporated by reference from Form 10-K, Commission File No. 0-14517).

         3.6 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed March 2, 1992 (incorporated by reference from Form 10-K, Commission File No. 0-14517).

         3.7 Resolution Eliminating from the Articles of Incorporation certain preferred series of shares of Texas Regional Bancshares, Inc., filed February 21, 1995 (incorporated by reference from 1994 Form 10-K, Commission File No. 0-14517).

         3.8 Bylaws of Texas Regional Bancshares, Inc., as amended (incorporated by reference from Form S-1, Commission File No. 33-74992).

         4 Relevant portions of Texas Regional Bancshares, Inc. Articles of Incorporation and Bylaws (incorporated by reference as Exhibit
              3.1 through 3.8).

        10.1 Incentive Stock Option Plan (incorporated by reference from Form 10, Commission File No. 0-14517).

        10.2 1985 Non-Statutory Stock Option Plan (incorporated by reference from Form 10, Commission File No. 0-14517).

        10.3 1995 Non-Statutory Stock Option Plan (incorporated by reference from Form S-1, Commission File No. 333-1467)

        10.4 Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form S-8, Commission File No. 33-39386).

        10.5 Amendment No. 1 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan, adopted July 9, 1991 (incorporated by reference from 1991 Form 10-K, Commission File No. 0-14517).

        10.6 Amendment No. 2 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan, adopted May 12, 1992 (incorporated by reference from 1992 Form 10-K, Commission File No. 0-14517).

        10.7 Amendment No. 3 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan, adopted September 8, 1992, effective January 1, 1992 (incorporated by reference from Form S-1, Commission File No. 33-74992).

        10.8 Amendment No. 4 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions), adopted August 10, 1993 (incorporated by reference from Form S-1, Commission File No. 33-74992).

        10.9 Amendment No. 5 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions), adopted August 10, 1993 (incorporated by reference from 1994 Form 10-K, Commission File No. 0-14517).

        10.10 Amendment No. 6 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provision), adopted as of August 8, 1995 (incorporated by reference from Form S-1, Commission File No. 333-1467).

        10.11 Glen E. Roney Amended and Restated Deferred Compensation Plan dated as of January 9, 1996 (incorporated by reference from Form S-1, Commission File No. 333-1467).

        21    Subsidiaries of the Registrant.

        27    Financial Data Schedule

(b) Reports on Form 8-K

    A report on Form 8-K and on Amended Form 8-K report were filed by Texas Regional Bancshares, Inc. on January 23, 1996 and March 20, 1996 respectively.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS REGIONAL BANCSHARES, INC.
                                       (Registrant)

                                       By:  /s/ G.E. Roney
                                          ----------------------------
                                                Glen E. Roney
                                          Chairman of the Board, President
                                            and Chief Executive Officer

                                       Date: March 27, 1996

    Pursuant to the requirement of the securities exchange Act of 1934, this report has signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                    Title                          Date
          ----------                   -----                          ----

       /s/Morris Atlas            Director                       March 27, 1996
------------------------------
          Morris Atlas

       /s/Frank N. Boggus         Director                       March 27, 1996
------------------------------
          Frank N. Boggus

   /s/George R. Carruthers        Executive Vice President
------------------------------    & Chief Financial Officer      March 27, 1996
      George R. Carruthers

       /s/Robert G. Farris        Director                       March 27, 1996
------------------------------
          Robert G. Farris

       /s/Joe M. Kilgore          Director                       March 27, 1996
------------------------------
          Joe M. Kilgore

 /s/C. Kenneth Landrum,M.D.       Director                       March 27, 1996
------------------------------
    C. Kenneth Landrum,M.D.

       /s/Glen E. Roney           Chairman of the Board,
------------------------------    President, Chief Executive     March 27, 1996
          Glen E. Roney           Officer & Director

       /s/Nancy Schultz           Senior Vice President &
------------------------------    Secretary/Treasurer            March 27, 1996
          Nancy Schultz

       /s/Ann Sefcik              Controller & Assistant
------------------------------    Secretary                      March 27, 1996
          Ann Sefcik

       /s/Julie G. Uhlhorn        Director                       March 27, 1996
------------------------------
          Julie G. Uhlhorn

       /s/Paul G. Veale           Director                       March 27, 1996
------------------------------
          Paul G. Veale

       /s/Jack Whetsel            Director                       March 27, 1996
------------------------------
          Jack Whetsel

                           INDEX TO EXHIBITS FILED HEREWITH

                           SEQUENTIALLY
EXHIBIT                      NUMBERED
NUMBER                       EXHIBIT
-------                    ------------

21       Subsidiaries of the Registrant
27       Financial Data Schedule