Form 10-Q
period 1996-03-31
TEXAS REGIONAL BANCSHARES INC
filed 1996-04-23
CIK 787648

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 0-14517

                            ------------------------

                        TEXAS REGIONAL BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)

           TEXAS                   74-2294235
(State or other jurisdiction    (I.R.S. Employer
             of                Identification No.)
      incorporation or
       organization)

                                 P.O. BOX 5910
                            3700 N. TENTH, SUITE 301
                              MCALLEN, TEXAS 78502
                    (Address of principal executive offices)

                                  210/631-5400
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

             INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

             Class A Voting Common Stock 6,196,791 shares $1 par value, outstanding as of April 16, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The information called for by Item 1. are included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information called for by Item 2. are included herein.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)Exhibits.

       27. Financial Data Schedule

    (b)Reports on Form 8-K.

    A report on Form 8-K and an Amended Form 8-K report were filed by Texas Regional Bancshares, Inc. on January 23, 1996 and March 20, 1996, respectively.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     March 31,        December 31,
                                                                --------------------  -------------
(Dollars in Thousands)                                            1996       1995         1995
- ---------------------------------------------------------------------------------------------------
Assets
  Cash and Due From Banks                                       $  31,547  $  25,792    $  30,933
  Federal Funds Sold                                               13,200     18,000        3,600
- ---------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                44,747     43,792       34,533
  Securities Available for Sale                                    57,453     45,228       63,150
  Securities Held to Maturity (Estimated Market Value of
   $56,081 and $70,978 at March 31, 1996 and 1995,
   respectively, and $68,962 at December 31, 1995)                 55,913     71,962       68,491
  Loans, Net of Unearned Discount of $1,263 and $724 at March
   31, 1996 and 1995, respectively, and $1,272 at December 31,
   1995                                                           467,059    354,410      450,854
  Less Allowance for Loan Losses                                   (4,890)    (3,995)      (4,542)
- ---------------------------------------------------------------------------------------------------
  Net Loans                                                       462,169    350,415      446,312
  Premises and Equipment, Net                                      18,964     15,627       18,374
  Accrued Interest Receivable                                       6,724      5,386        6,319
  Other Real Estate                                                 1,353      1,680        1,273
  Intangibles                                                       5,588      1,926        5,711
    Other Assets                                                    2,975      2,989        2,606
- ---------------------------------------------------------------------------------------------------
    Total Assets                                                $ 655,886  $ 539,005    $ 646,769
- ---------------------------------------------------------------------------------------------------
Liabilities
  Deposits
    Demand                                                      $ 120,087  $  97,396    $ 120,414
    Savings                                                        38,850     27,520       36,133
    Money Market Checking and Savings                             127,222    121,614      127,687
    Time Deposits                                                 299,835    229,455      295,497
- ---------------------------------------------------------------------------------------------------
      Total Deposits                                              585,994    475,985      579,731
  Federal Funds Purchased and Securities Sold Under Repurchase
   Agreements                                                         600      1,153          757
  Short-Term Borrowings                                                --        429           --
  Accounts Payable and Accrued Liabilities                          4,729      4,097        3,561
- ---------------------------------------------------------------------------------------------------
    Total Liabilities                                             591,323    481,664      584,049
- ---------------------------------------------------------------------------------------------------
Commitment and Contingencies
Shareholders' Equity
  Preferred Stock; $1.00 par value, 10,000,000 Shares
   Authorized; None Issued and Outstanding                             --         --           --
  Common Stock -- Class A; $1.00 par value, 20,000,000 Shares
   Authorized; Issued and Outstanding, 6,196,791 Shares at
   March 31, 1996, 6,193,629 Shares at March 31, 1995 and
   6,196,791 Shares at December 31, 1995 (Note 2)                   6,196      6,193        6,196
  Paid-In Capital                                                  29,239     29,204       29,239
  Retained Earnings                                                29,102     22,289       27,168
  Unrealized Gain (Loss) on Securities Available for Sale              26       (345)         117
- ---------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                     64,563     57,341       62,720
- ---------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                  $ 655,886  $ 539,005    $ 646,769
- ---------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                --------------------
(Dollars in Thousands, Except Per Share Data)                                     1996       1995
- ----------------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                                                         $  11,011  $   8,444
  Investment Securities
    Taxable                                                                         1,718      1,517
    Tax-Exempt                                                                         71         74
  Federal Funds Sold                                                                  170        144
- ----------------------------------------------------------------------------------------------------
      Total Interest Income                                                        12,970     10,179
- ----------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                                          5,275      3,707
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements               6         14
  Short-Term Borrowing                                                                 --          8
- ----------------------------------------------------------------------------------------------------
      Total Interest Expense                                                        5,281      3,729
- ----------------------------------------------------------------------------------------------------
Net Interest Income                                                                 7,689      6,450
Provision for Loan Losses                                                             461        366
- ----------------------------------------------------------------------------------------------------
      Net Interest Income After Provision for Loan Losses                           7,228      6,084
- ----------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                                                 939        781
  Other Service Charges                                                               236        273
  Trust Service Fees                                                                  366        287
  Net Investment Security Gains (Losses)                                                1        (13)
  Data Processing Service Fees                                                        220         73
  Other Operating Income                                                              184        189
- ----------------------------------------------------------------------------------------------------
      Total Noninterest Income                                                      1,946      1,590
- ----------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                                                    2,737      2,258
  Net Occupancy Expense                                                               317        253
  Equipment Expense                                                                   643        431
  Other Real Estate (Income) Expense, Net                                             (10)        32
  Other Noninterest Expense                                                         1,627      1,620
- ----------------------------------------------------------------------------------------------------
      Total Noninterest Expense                                                     5,314      4,594
- ----------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                                                    3,860      3,080
Income Tax Expense                                                                  1,306      1,093
- ----------------------------------------------------------------------------------------------------
Net Income                                                                      $   2,554  $   1,987
- ----------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share (Note 2)
  Net Income                                                                    $    0.41  $    0.32
  Weighted Average Number of Common Shares Outstanding (In Thousands)               6,290      6,194
- ----------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common Share (Note 2)
  Net Income                                                                    $    0.41  $    0.32
  Weighted Average Number of Common Shares Outstanding (In Thousands)               6,295      6,201
- ----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) For the Year Ended December 31, 1995
And the Three Months Ended March 31, 1996

                                                                                   Unrealized
                                               Class A                             Gain (Loss)
                                               Voting                             on Securities      Total
                                 Preferred     Common      Paid-in    Retained      Available    Shareholders'
(Dollars in Thousands)             Stock        Stock      Capital    Earnings      for Sale        Equity
- --------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994       $      --    $   6,193   $  29,204   $  20,921     $    (587)     $  55,731
Exercise of stock options,
 3,162 shares of Class A
 Voting Common Stock                    --            3          35          --            --             38
Change in Unrealized Gain
 (Loss) on Securities
 Available for Sale                     --           --          --          --           704            704
Class A Voting Common Stock
 Cash Dividends                         --           --          --      (2,478)           --         (2,478)
Net Income for the Year Ended
 December 31, 1995                      --           --          --       8,725            --          8,725
- --------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995              --        6,196      29,239      27,168           117         62,720
Change in Unrealized Gain
 (Loss) on Securities
 Available for Sale                     --           --          --          --           (91)           (91)
Class A Voting Common Stock
 Cash Dividends                         --           --          --        (620)           --           (620)
Net Income for the Three
 Months Ended March 31, 1996            --           --          --       2,554            --          2,554
- --------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996          $      --    $   6,196   $  29,239   $  29,102     $      26      $  64,563
- --------------------------------------------------------------------------------------------------------------

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 1996 and 1995

(Dollars in Thousands)                                                             1996       1995
- --------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                                  $   2,554  $   1,987
  Adjustments to Reconcile Net Income to Net Cash Provided by Operating
   Activities
    Depreciation, Amortization and Accretion, Net                                   555        469
    Provision for Loan Losses                                                       461        366
    Loss on Sale of Other Real Estate                                                --         81
    (Gain) Loss on Sale of Securities Available for Sale                             (1)        13
    Loss on Sale of Fixed Assets                                                      2         --
    (Gain) Loss on Sale of Other Assets                                               9         (2)
    Increase in Accrued Interest Receivable and Other Assets                       (707)    (1,121)
    Increase in Accounts Payable and Accrued Liabilities                          1,214      1,432
- --------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                         4,087      3,225
- --------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale                            7,497      8,957
  Proceeds from Maturing Securities Available for Sale                               --      1,000
  Proceeds from Maturing Securities Held to Maturity                             13,500        160
  Purchases of Securities Available for Sale                                     (1,956)        --
  Purchases of Securities Held to Maturity                                       (1,001)      (240)
  Proceeds from Sale of Loans                                                     3,254         91
  Purchases of Loans                                                             (1,488)       (23)
  Loan Originations and Advances                                                (18,271)   (14,744)
  Recoveries of Charged-Off Loans                                                    57        261
  Proceeds from Sale of Fixed Assets                                                  2         --
  Proceeds from Sale of Other Assets                                                 99          7
  Proceeds from Sale of Other Real Estate                                            48        639
  Purchases of Premises and Equipment                                            (1,100)      (704)
- --------------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Investing Activities                                 641     (4,596)
- --------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase (Decrease) in Demand Deposits, Money Market Checking
   and Savings Accounts                                                           1,925    (22,552)
  Net Increase in Time Deposits                                                   4,338     26,429
  Net Increase (Decrease) in Securities Sold Under Repurchase Agreements           (157)         4
  Cash Dividends Paid on Class A Voting Common Stock (Note 4)                      (620)      (495)
- --------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                         5,486      3,386
- --------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                            10,214      2,015
Cash and Cash Equivalents at Beginning of Year                                   34,533     41,777
- --------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Quarter                                   $  44,747  $  43,792
- --------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                               $   5,366  $   3,536
  Income Taxes Paid                                                                  43         --
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable    $     130  $      62
  Loan Originated to Facilitate Sale of Other Real Estate                           N/A        N/A
- --------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, the unaudited consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All such adjustments were of a normal and recurring nature. The unaudited consolidated financial statements include Texas Regional Bancshares, Inc. and its subsidiary (the "Company"). Intercompany balances and transactions have been eliminated.

NOTE 2 -- EARNINGS PER COMMON SHARE COMPUTATIONS

Earnings per common share computations include the effects of common stock equivalents applicable to the stock option contracts.

NOTE 3 -- INCOME TAX

Deferred income tax assets and liabilities are computed for differences between the financial statements and the tax basis of assets and liabilities that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to effect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax assets to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

NOTE 4 -- COMMON STOCK

On March 12, 1996, the Board of Directors approved a $0.10 per share cash dividend for shareholders of record on April 8, 1996 and payable on April 15, 1996.

NOTE 5 -- ACQUISITION ACTIVITY

On January 10, 1996, the Company announced agreements have been signed under which Texas State Bank, the principal operating subsidiary of Texas Regional Bancshares, Inc., will acquire through merger First State Bank & Trust Co., Mission, Texas, and The Border Bank, Hidalgo, Texas (the "Mergers"). The agreements have been approved by the appropriate Boards of Directors of Texas Regional Bancshares, Inc., Texas State Bank, First State Bank & Trust Co. and The Border Bank. Under the terms of the agreements, Texas State Bank will acquire First State Bank & Trust Co. for a total cash consideration of $79.0 million and will acquire The Border Bank for a total cash consideration of $20.5 million.

The following Pro Forma Combined Condensed Balance Sheet was based on the assumption that the Mergers had been consummated on March 31, 1996. The Mergers will be accounted for using the purchase method of accounting.

The Mergers is subject to completion of satisfactory due diligence by Texas Regional Bancshares, Inc. and must be approved by the shareholders of First State Bank & Trust Co. and The Border Bank. The Mergers have been approved by the appropriate regulators. Closing is also contingent upon Texas Regional Bancshares, Inc. having successfully raised $40.0 million of additional capital to partially fund these transactions on terms and conditions acceptable to Texas Regional Bancshares, Inc.

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

The following Unaudited Pro Forma Combined Condensed Statements of Income for the three months ended March 31, 1996 and for the year ended December 31, 1995, assumes the Mergers and the RGC/Roma Branch Acquisitions occurred January 1, 1995. Intangibles arising from the Mergers and RGC/Roma Branch Acquisitions are approximately $19.7 million and $4.1 million, respectively. The pro forma adjustments reflect the amortization of the Core Deposit premium over a 10-year period, the Fixed Maturity Deposit premium over a 3-year period and the Goodwill intangible over a 15-year period, the reduced interest income on the $57.0 million net purchase price ($99.5 million less $42.5 million) of the Mergers at an average federal funds sold rate of 5.11% for the three months ended March 31, 1996 and 5.92% for the year ended December 31, 1995, respectively and the tax effect of the prior two transactions using an effective tax rate of 35% for 1996 and an effective tax rate of 34% for 1995. The pro forma results do not necessarily represent the actual results that would have occurred and should not be considered indicative of future results of operations.

Pro Forma Combined Condensed
Balance Sheet                                           First
March 31, 1996 (Unaudited)                   Texas      State     Border     Pro Forma   Pro Forma
(Dollars in Thousands)                     Regional     Bank       Bank     Adjustments   Balance
- ---------------------------------------------------------------------------------------------------
Assets
  Cash and Due From Banks                  $  31,547  $  14,335  $   6,088   $  42,533A  $   54,001
                                                                                  (502)B
                                                                               (40,000)E
  Federal Funds Sold                          13,200     60,550     10,500     (59,500)E     24,750
- ---------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents           44,747     74,885     16,588     (57,469)      78,751
  Securities Available for Sale               57,453     20,920      5,281          --       83,654
  Securities Held to Maturity                 55,913    128,782     42,329          --      227,024
  Loans, Net of Unearned Discount            467,059    192,825     51,017      (1,337)F    709,564
  Less: Allowance for Loan Losses             (4,890)    (4,009)    (1,100)         --       (9,999)
- ---------------------------------------------------------------------------------------------------
    Net Loans                                462,169    188,816     49,917      (1,337)     699,565
  Premises and Equipment, Net                 18,964      5,411      3,075       7,000C      34,450
  Accrued Interest Receivable                  6,724      6,563      1,979          --       15,266
  Other Real Estate                            1,353        275        238          --        1,866
  Goodwill                                     4,559         --         --      11,336E      15,895
  Core Deposit                                   960         --         --       8,351G       9,311
  Organization Cost                               69         --         --          --           69
  Other Assets                                 2,975        429        538        (112)I      3,830
- ---------------------------------------------------------------------------------------------------
    Total Assets                           $ 655,886  $ 426,081  $ 119,945   $ (32,231)  $1,169,681
- ---------------------------------------------------------------------------------------------------
Liabilities
  Deposits
    Noninterest-Bearing                    $ 120,087  $  39,793  $   6,543   $    (502)B $  165,921
    Interest-Bearing                         465,907    321,621     95,669        (394)H    882,803
- ---------------------------------------------------------------------------------------------------
      Total Deposits                         585,994    361,414    102,212        (896)   1,048,724
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements              600         --         --          --          600
  Other Borrowings                                --      1,139         --          --        1,139
  Accounts Payable and Accrued
   Liabilities                                 4,729      1,894        568       5,043D      12,122
                                                                                  (112)I
- ---------------------------------------------------------------------------------------------------
    Total Liabilities                        591,323    364,447    102,780       4,035    1,062,585
- ---------------------------------------------------------------------------------------------------
Shareholders' Equity
  Preferred Stock                                 --         --         --          --           --
  Common Stock                                 6,196      4,000      2,000       2,180A       8,376
                                                                                (6,000)E
  Paid-In Capital                             29,239     21,000      9,000      40,353A      69,592
                                                                               (30,000)E
  Retained Earnings                           29,102     36,682      6,170     (42,852)F     29,102
  Unrealized Gain (Loss) on Securities
   Available for Sale                             26        (48)        (5)         53F          26
- ---------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                64,563     61,634     17,165     (36,266)     107,096
- ---------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders'
     Equity                                $ 655,886  $ 426,081  $ 119,945   $ (32,231)  $1,169,681
- ---------------------------------------------------------------------------------------------------

Pro Forma Combined Condensed
Statement of Income
For the Three Months Ended
March 31, 1996 (Unaudited)                                     First
(Dollars in Thousands,                             Texas       State      Border      Pro Forma    Pro Forma
Except Per Share Data)                           Regional      Bank        Bank      Adjustments    Balance
- -------------------------------------------------------------------------------------------------------------
Interest Income                                  $  12,970   $   8,192   $   2,341    $    (613)J  $  22,890
Interest Expense                                     5,281       3,283       1,138           33K       9,735
- -------------------------------------------------------------------------------------------------------------
Net Interest Income                                  7,689       4,909       1,203         (646)      13,155
Provision for Loan Losses                              461         290          71           --          822
- -------------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan
   Losses                                            7,228       4,619       1,132         (646)      12,333
- -------------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                  939         246          67           --        1,252
  Other Service Charges                                236          54          16           --          306
  Trust Service Fees                                   366          21          --           --          387
  Other Operating Income                               405          17          11           --          433
- -------------------------------------------------------------------------------------------------------------
    Total Noninterest Income                         1,946         338          94           --        2,378
- -------------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                     2,737         682         248           --        3,667
  Net Occupancy Expense                                317         134          55           59N         565
  Equipment Expense                                    643          85          28           --          756
  Other Noninterest Expense                          1,617         865         131          398M       3,011
- -------------------------------------------------------------------------------------------------------------
    Total Noninterest Expense                        5,314       1,766         462          457        7,999
- -------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                     3,860       3,191         764       (1,102)       6,713
Income Tax Expense                                   1,306         914         172         (253)N      2,139
- -------------------------------------------------------------------------------------------------------------
Net Income                                       $   2,554   $   2,277   $     592    $    (849)   $   4,574
- -------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share
  Net Income                                     $    0.41                                         $    0.54
  Weighted Average Number of Common Shares
   Outstanding (In Thousands)                        6,290                                             8,470
- -------------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common Share
  Net Income                                     $    0.41                                         $    0.54
  Weighted Average Number of Common Shares
   Outstanding (In Thousands)                        6,295                                             8,475
- -------------------------------------------------------------------------------------------------------------

Pro Forma Combined Condensed
Statement of Income
For the Year Ended
December 31, 1995 (Unaudited)                                    First
(Dollars in Thousands,                  Texas                    State      Border      Pro Forma    Pro Forma
Except Per Share Data)                Regional     Branches      Bank        Bank      Adjustments    Balance
- ---------------------------------------------------------------------------------------------------------------
Interest Income                       $  43,505    $   6,337   $  32,472   $   9,016    $  (4,059)J  $  87,271
Interest Expense                         17,041        2,817      13,103       4,415          131K      37,507
- ---------------------------------------------------------------------------------------------------------------
Net Interest Income                      26,464        3,520      19,369       4,601       (4,190)      49,764
Provision for Loan Losses                 1,666           19       2,425         485           --        4,595
- ---------------------------------------------------------------------------------------------------------------
  Net Interest Income After
   Provision for Loan Losses             24,798        3,501      16,944       4,116       (4,190)      45,169
- ---------------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit
   Accounts                               3,312          469       1,146         255           --        5,182
  Other Service Charges                     825           97         151          33           --        1,106
  Trust Service Fees                      1,256           --          24          --           --        1,280
  Other Operating Income                    926           24          81          28           --        1,059
- ---------------------------------------------------------------------------------------------------------------
    Total Noninterest Income              6,319          590       1,402         316           --        8,627
- ---------------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits          9,247        1,334       2,824       1,056           --       14,461
  Net Occupancy Expense                   1,010          176         568         234          294L       2,282
  Equipment Expense                       1,959          217         341         148           --        2,665
  Other Noninterest Expense               5,631        1,281       2,531         729        2,189M      12,361
- ---------------------------------------------------------------------------------------------------------------
    Total Noninterest Expense            17,847        3,008       6,264       2,167        2,483       31,769
- ---------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense         13,270        1,083      12,082       2,265       (6,673)      22,027
Income Tax Expense                        4,630          367       3,436         381       (2,105)N      6,709
- ---------------------------------------------------------------------------------------------------------------
Net Income                            $   8,640    $     716   $   8,646   $   1,884    $  (4,568)   $  15,318
- ---------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share
  Net Income                          $    1.39                                                      $    1.82
  Weighted Average Number of Common
   Shares Outstanding
   (In Thousands)                         6,218                                                          8,398
- ---------------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common
 Share
  Net Income                          $    1.39                                                      $    1.82
  Weighted Average Number of Common
   Shares Outstanding (In
   Thousands)                             6,227                                                          8,407
- ---------------------------------------------------------------------------------------------------------------

The unaudited pro forma combined condensed balance sheet combines the three entities at March 31, 1996. In combining the entities, the following adjustments were made:

(A) To record the proceeds of the $42.5 million net capital raised through the offering based on an assumed sale of 2,180,000 shares of Class A Voting Common Stock for a price of $21.00 per share, the closing price as of April 19, 1996 net of underwriting discounts commissions and other estimated offering expenses.

(B) To record the elimination of intercompany demand deposit accounts.

(C) To record estimated $7.0 million increase in fair market value of fixed assets.

(D) To record estimated deferred federal income tax on the net fair market value increases.

(E) To record the payment of $99.5 million to the First State Bank and Border Bank shareholders for 100% of their outstanding stock, elimination of all First State Bank and Border Bank equity accounts and the recording of goodwill.

(F) To adjust loan carrying value to estimated fair value.

(G) To record estimated fair value of core deposits.

(H) To record estimated fair value of fixed maturity deposit premium.

(I) To reclassify deferred federal income taxes.

The unaudited pro forma condensed statements of income combined the three entities for the three months ended March 31, 1996 and the year ended December 31, 1995. In combining the entities, the following adjustments were made:

(J) To record a reduction in interest income on the $57.0 million net purchase price ($99.5 million less $42.5 million) of the Mergers at an average federal funds sold rate of 5.11% for the three months ended March 31, 1996.

    To record a reduction in interest income on the $57.0 million net purchase price ($99.5 million less $42.5 million) of the Mergers and $4.25 million purchase price of the RGC/Roma Branch Acquisitions at an average federal funds sold rate of 5.92% for the year ended December 31, 1995.

(K) To amortize the fixed maturity deposit premium.

(L) To record depreciation on fair market value increases of depreciable fixed assets acquired in the Mergers.

(M) To record amortization of the goodwill and core deposit premium recorded in connection with the Mergers and the RGC/Roma Branch Acquisitions.

(N) To record the effect of the pro forma adjustments using an effective tax rate of 35% for the three months ended March 31, 1996 and an effective tax rate of 34% for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1996 was $2.6 million or $0.41 per share, reflecting a net increase of $567,000 or $0.09 per share, compared to net income of $2.0 million or $0.32 per share for the three months ended March 31, 1995 and reflects a net increase of $134,000 or $0.02 per share compared to net income of $2.4 million or $0.39 per share for the three months ended December 31, 1995. Earnings performance for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 reflected gains in net interest income and an increase in noninterest income, partially offset by an increase in noninterest expense. Earnings performance for the three months ended March 31, 1996 compared to three months ended December 31, 1995 reflected gains in net interest income and an increase in noninterest income reduced by an increase in noninterest expense. A more detailed description of the results of operations is included in the material that follows.

During August 1995, Texas State Bank,(the "Bank") a subsidiary of Texas Regional Bancshares, Inc. (collectively the "Company"), acquired two branch bank locations, one in Rio Grande City, Texas, and the other in Roma, Texas (the "RGC/Roma Branch Acquisitions"). The RGC/Roma Branch Acquisitions included the purchase of $43.7 million in loans and the assumption of approximately $79.7 million in deposit liabilities of these branches. This transaction was accounted for as a purchase; therefore, the results of operations of the two branches are included in the consolidated financial statements from the date of acquisition.

The following table presents selected financial data regarding results of operations:

Condensed Quarterly Income Statements                  1996                         1995
Taxable Equivalent Basis                            -----------  ------------------------------------------
(Dollars in Thousands,                                 FIRST      Fourth      Third     Second      First
Except Per Share Data)                                QUARTER     Quarter    Quarter    Quarter    Quarter
- -----------------------------------------------------------------------------------------------------------
Interest Income                                      $  13,176   $  12,804  $  11,904  $  10,880  $  10,218
Interest Expense                                         5,281       5,171      4,857      4,295      3,729
- -----------------------------------------------------------------------------------------------------------
Net Interest Income                                      7,895       7,633      7,047      6,585      6,489
Provision for Loan Losses                                  461         625        372        322        366
Noninterest Income                                       1,946       1,729      1,623      1,576      1,590
Noninterest Expense                                      5,314       5,035      4,694      4,654      4,594
- -----------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent Adjustment and
 Income Tax                                              4,066       3,702      3,604      3,185      3,119
Taxable-Equivalent Adjustment                              206         105         35         35         39
Income Tax Expense                                       1,306       1,177      1,292      1,109      1,093
- -----------------------------------------------------------------------------------------------------------
Net Income                                           $   2,554   $   2,420  $   2,277  $   2,041  $   1,987
- -----------------------------------------------------------------------------------------------------------
Net Income Per Common Share
  Primary                                            $    0.41   $    0.39  $    0.37  $    0.33  $    0.32
  Fully Diluted                                           0.41        0.39       0.36       0.33       0.32
- -----------------------------------------------------------------------------------------------------------

NET INTEREST INCOME

Taxable-equivalent net interest income was $7.9 million for the three months ended March 31, 1996, an increase of $1.4 million or 21.7% compared to the three months ended March 31, 1995 of $6.5 million. The interest rate margin of 5.38% for the three months ended March 31, 1996 reflects a decrease of 16 basis points compared to 5.54% for the three months ended March 31, 1995. The increase in net interest income for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 was primarily attributable to the increase in the volume of interest-earning assets exceeding the increase in volume of interest-bearing liabilities and the change in the mix of earnings assets. The increase in net interest income for the three months ended March 31, 1996 compared to three months ended December 31, 1995 was primarily attributable to the change in the mix of interest-earning assets. The average loan balance for the three months ended March 31, 1996 of $457.4 million increased $44.6 million or 10.8% compared to the average loan balance for the three months ended
December 31, 1995. The increase in the average balance of loans outstanding improved earnings. Total average Interest-Earning Assets for the three months ended March 31, 1996 of $590.5 million increased $16.4 million or 2.9% compared to the average Total Interest-Earning Assets for the three months ended December 31, 1995.

The following table presents for the three months ended March 31, 1996, December 31, 1995 and March 31, 1995, the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective income tax rate for 1996 and a 34% effective income tax rate for 1995.

                                                                       Three Months Ended
Summary of Interest-Earning  -------------------------------------------------------------------------------------------------------
Assets and Interest-Bearing           March 31, 1996                    December 31, 1995                   March 31, 1995
Liabilities                  ---------------------------------  ---------------------------------  ---------------------------------
Taxable-Equivalent Basis      AVERAGE                Yield/      Average                Yield/      Average                Yield/
(Dollars in Thousands)        BALANCE   Interest      Rate*      Balance   Interest      Rate*      Balance   Interest      Rate*
- ------------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets
  Loans
    Commercial               $ 174,290  $   4,176        9.64%  $ 140,468  $   3,436        9.70%  $ 121,311  $   2,899        9.69%
    Real Estate                239,627      5,929        9.95     229,158      5,847       10.12     191,288      4,798       10.17
    Consumer                    43,477      1,074        9.94      43,215      1,109       10.18      31,680        747        9.56
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Loans              457,394     11,179        9.83     412,841     10,392        9.99     344,279      8,444        9.95
- ------------------------------------------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                    115,525      1,718        5.98     139,688      2,059        5.85     115,477      1,517        5.33
    Tax-Exempt                   4,920        109        8.83       4,889        107        8.68       5,023        113        9.12
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Investment
       Securities              120,445      1,827        6.10     144,577      2,166        5.94     120,500      1,630        5.49
- ------------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold              12,628        170        5.41      16,615        246        5.87       9,821        144        5.95
- ------------------------------------------------------------------------------------------------------------------------------------
      Total
       Interest-Earning
       Assets                $ 590,467     13,176        8.97   $ 574,033     12,804        8.85   $ 474,600     10,218        8.73
- ------------------------------------------------------------------------------------------------------------------------------------
Interest-Bearing
 Liabilities
  Savings                    $  37,353        253        2.72   $  37,357        255        2.71   $  28,018        183        2.65
  Money Market Checking and
   Savings                     135,770        929        2.75     132,075        899        2.70     131,387        874        2.70
  Time Deposits                296,734      4,093        5.55     284,789      4,009        5.58     212,863      2,650        5.05
- ------------------------------------------------------------------------------------------------------------------------------------
      Total Savings and
       Time Deposits           469,857      5,275        4.52     454,221      5,163        4.51     372,268      3,707        4.04
- ------------------------------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased
   and Securities Sold
   Under Repurchase
   Agreements                      685          6        3.52         799          8        3.97       1,348         14        4.21
  Short-Term Borrowings             --         --          --          --         --          --         429          8        7.56
- ------------------------------------------------------------------------------------------------------------------------------------
      Total
       Interest-Bearing
       Liabilities           $ 470,542      5,281        4.51   $ 455,020      5,171        4.51   $ 374,045      3,729        4.04
- ------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                     $   7,895                          $   7,633                          $   6,489
- ------------------------------------------------------------------------------------------------------------------------------------
Net Yield on Total
 Interest-Earning Assets                                 5.38%                              5.28%                              5.54%
- ------------------------------------------------------------------------------------------------------------------------------------
* Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities for the three month period ended March 31, 1996 as compared to the three month period ended March 31, 1995. Nonaccrual loans are included in assets, thereby reducing yields. See "Nonperforming Assets". The allocation of the rate/volume variance has been made pro rata on the percentage that volume and rate variances produce in each category.

Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis
Three Months Ended March 31,                                                       Due to Change in
1996 Compared to March 31, 1995                                          -------------------------------------
(In Thousands)                                              Net Change     Volume       Rate      Rate/Volume
- --------------------------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                                      $   2,735    $   2,775   $     (32)   $      (8)
  Investment Securities
    Taxable                                                        201            1         199            1
    Tax-Exempt                                                      (4)          (2)         (3)           1
  Federal Funds Sold                                                26           41         (12)          (3)
- --------------------------------------------------------------------------------------------------------------
      Total Interest Income                                      2,958        2,815         152           (9)
- --------------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                       1,568          972         475          121
  Federal Funds Purchased and Securities Sold Under
   Repurchase Agreements                                            (8)          (7)         (2)           1
  Short-Term Borrowings                                             (8)          (8)         --           --
- --------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                     1,552          957         473          122
- --------------------------------------------------------------------------------------------------------------
Net Interest Income Before Allocation Of Rate/Volume             1,406        1,858        (321)        (131)
- --------------------------------------------------------------------------------------------------------------
Allocation of Rate/Volume                                           --          (92)        (39)         131
- --------------------------------------------------------------------------------------------------------------
Changes in Net Interest Income                               $   1,406    $   1,766   $    (360)   $      --
- --------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1996 of $461,000 reflects an increase of $95,000 or 26.0% compared to $366,000 for the three months ended March 31, 1995 and was primarily attributable to loan growth. See "Allowance For Loan Losses."

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 1996 of $1.9 million increased $356,000 or 22.4% compared to $1.6 million for the three months ended March 31, 1995 and increased $217,000 or 12.6% compared to $1.7 million for the three months ended December 31, 1995. The increase in Noninterest Income for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is primarily attributable to the increased fee income from Total Service Charges, Trust Service Fees and Data Processing Service Fees. The increase in Total Service Charges was impacted by an increase in activity levels and additional volume.

The increase in Trust Service Fees for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is attributable to increases in both the number of trust accounts and the book value of assets managed. The book value of assets managed at March 31, 1996 and 1995 was $257.2 million and $205.0 million, respectively. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

The increase in Data Processing Service Fees for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is attributable to an increase volume of business.

The following table summarizes the major noninterest income categories:

                                                       1996                             1995
                                                    -----------  --------------------------------------------------
Noninterest Income                                     FIRST       Fourth        Third       Second        First
(In Thousands)                                        QUARTER      Quarter      Quarter      Quarter      Quarter
- -------------------------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                  $     939    $     955    $     899    $     837    $     781
Other Service Charges                                      236          171          192          223          273
- -------------------------------------------------------------------------------------------------------------------
Total Service Charges                                    1,175        1,126        1,091        1,060        1,054
Trust Service Fees                                         366          339          314          316          287
Investment Securities Gains (Losses)                         1          (98)          --           --          (13)
Data Processing Service Fees                               220          171          112           85           73
Other Operating Income                                     184          191          106          115          189
- -------------------------------------------------------------------------------------------------------------------
    Total                                            $   1,946    $   1,729    $   1,623    $   1,576    $   1,590
- -------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 1996 of $5.3 million increased $720,000 or 15.7% compared to the three months ended March 31, 1995 of $4.6 million and increased $279,000 or 5.5% compared to the three months ended December 31, 1995 of $5.0 million. The increase for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 and the three months ended December 31, 1995 were primarily attributable to the increased volume of business conducted by the Company.

The largest  category of  noninterest expense,  Salaries and  Employee  Benefits
("Personnel"), of $2.7 million for the three months ended March 31, 1996 increased $479,000 or 21.2% compared to the three months ended March 31, 1995 and $178,000 or 7.0% compared to the three months ended December 31, 1995. Personnel expense increased for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily due to staffing increases, including the staff acquired as a result of the RGC/Roma Branch Acquisitions, staff for the Company's second banking location in Weslaco, Texas, (the "New Weslaco Banking Location") and increases in payroll taxes, medical insurance premiums and pension expenses for all employees. Personnel expense increased for the three months ended March 31, 1996 compared to the three months ended December 31, 1995 primarily due to staffing increases, including staffing increases associated with the Company's New Weslaco Banking Location. The New Weslaco Banking Location opened in February 1996.

Net Occupancy expense of $317,000 for the three months ended March 31, 1996 increased $64,000 or 25.3% compared to $253,000 for the three months ended March 31, 1995 and $38,000 or 13.6% compared to $279,000 for the three months ended December 31, 1995. The Net Occupancy expense increase for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is primarily due to the occupancy expenses associated with the RGC/Roma Branch Acquisitions.

Equipment expense of $643,000 for the three months ended March 31, 1996 increased $212,000 or 49.2% compared to $431,000 for the three months ended March 31, 1995 and $79,000 or 14.0% compared to the three months ended December 31, 1995. Equipment expense increased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to expenses associated with the RGC/Roma Branch Acquisitions and the New Weslaco Banking Location.

The following table displays the major noninterest expense categories:

                                                       1996                             1995
                                                    -----------  --------------------------------------------------
Noninterest Expense                                    FIRST       Fourth        Third       Second        First
(In Thousands)                                        QUARTER      Quarter      Quarter      Quarter      Quarter
- -------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits
  Salaries and Wages                                 $   2,163    $   2,076    $   1,954    $   1,808    $   1,767
  Employee Benefits                                        574          483          500          484          491
- -------------------------------------------------------------------------------------------------------------------
    Total Salaries and Employee Benefits                 2,737        2,559        2,454        2,292        2,258
- -------------------------------------------------------------------------------------------------------------------
Net Occupancy Expense                                      317          279          277          260          253
- -------------------------------------------------------------------------------------------------------------------
Equipment Expense                                          643          564          535          498          431
- -------------------------------------------------------------------------------------------------------------------
Other Real Estate (Income) Expense, Net
  (Rent Income)                                            (33)         (22)         (27)         (26)         (71)
  (Gain) Loss Sale of Other Real Estate                     --          (71)          (6)          (1)          81
  Expense                                                   23           48           34           27           22
  Write-Downs                                               --           --           59           60           --
- -------------------------------------------------------------------------------------------------------------------
    Total Other Real Estate (Income) Expense, Net          (10)         (45)          60           60           32
- -------------------------------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public Relations                         212          187          203          144          238
  Amortization of Intangibles                              123          123           88           56           56
  Data Processing and Check Clearing                       151          132          147          104          108
  Director Fees                                             74           75           74           67           68
  Franchise Tax                                             74           49           50           49           50
  Insurance                                                 43           39           38           67           84
  FDIC Insurance                                             1           47          (29)         261          261
  Legal and Professional                                   258          251          221          207          191
  Stationery and Supplies                                  194          184          182          170          122
  Telephone                                                 67           77           66           58           49
  Other Losses                                             122          239          117          124          144
  Miscellaneous Expenses                                   308          275          211          237          249
- -------------------------------------------------------------------------------------------------------------------
    Total Other Noninterest Expense                      1,627        1,678        1,368        1,544        1,620
- -------------------------------------------------------------------------------------------------------------------
    Total                                            $   5,314    $   5,035    $   4,694    $   4,654    $   4,594
- -------------------------------------------------------------------------------------------------------------------

BALANCE SHEET ANALYSIS

Average interest-earning assets of $590.5 for the three month ended March 31, 1996 increased $115.9 million or 24.4% compared to $474.6 million for the three months ended March 31, 1995 and $16.4 million or 2.9% compared to $574.0 million for three months ended December 31, 1995. Management's continued focus on lending has resulted in average loans increasing $113.1 million or 32.9% to $457.4 million for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 levels of $344.3 million and increased $44.6 million or 10.8% compared to the three months ended December 31, 1995 levels of $412.8 million. Total average investments decreased $55,000 to $120.4 million for the three months ended March 31, 1996 compared to three months ended March 31, 1995 of $120.5 million and decreased $24.1 million or 16.7% compared to the three months ended December 31, 1995 levels of $144.6 million. Total average assets increased $125.7 million or 23.7% to $655.6 million for the three months ended March 31, 1996 compared to three months ended March 31, 1995 and $20.7 million or 3.3% compared to the three months ended December 31, 1995 levels of $634.9 million.

Average interest-bearing deposits increased $97.6 million or 26.2% to $469.9 million for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 levels of $372.3 million and $15.6 million or 3.4% compared to the three months ended December 31, 1995 levels of $454.2 million.

Average Total Demand Deposits increased $20.7 million or 21.6% to $116.6 million for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 levels of $95.8 million and increased $3.3 million or 2.9% compared to $113.2 million for the three months ended December 31, 1995.

Management attributes the strong growth in average assets and deposits for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily to the RGC/Roma Branch Acquisitions.

The following table presents the consolidated average balance sheets:

                                                 1996                        1995
                                               ---------  ------------------------------------------
Average Balance Sheets                           FIRST     Fourth      Third     Second      First
(In thousands)                                  QUARTER    Quarter    Quarter    Quarter    Quarter
- ----------------------------------------------------------------------------------------------------
Assets
Loans                                          $ 457,394  $ 412,841  $ 372,511  $ 351,465  $ 344,279
Investment Securities
  Taxable                                        115,525    139,688    130,504    118,675    115,477
  Tax-Exempt                                       4,920      4,889      4,797      4,919      5,023
  Federal Funds Sold                              12,628     16,615     34,971     17,821      9,821
- ----------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                    590,467    574,033    542,783    492,880    474,600
Cash and Due from Banks                           35,081     31,520     31,538     29,871     31,675
Bank Premises and Equipment, Net                  18,680     17,739     16,535     15,573     15,613
Other Assets                                      16,215     15,967     14,419     11,845     11,797
Allowance for Loan Losses                         (4,804)    (4,347)    (4,331)    (4,211)    (3,743)
- ----------------------------------------------------------------------------------------------------
    Total                                      $ 655,639  $ 634,912  $ 600,944  $ 545,958  $ 529,942
- ----------------------------------------------------------------------------------------------------
Liabilities
Demand Deposits
  Commercial and Individual                    $ 111,171  $  95,864  $ 105,812  $  92,804  $  92,612
  Public Funds                                     5,393     17,377      2,109      5,582      3,208
- ----------------------------------------------------------------------------------------------------
    Total Demand Deposits                        116,564    113,241    107,921     98,386     95,820
- ----------------------------------------------------------------------------------------------------
Savings
  Commercial and Individual                       36,872     36,810     32,332     27,364     28,018
  Public Funds                                       481        547        369         --         --
Money Market Checking and Savings Accounts
  Commercial and Individual                      107,433    106,498    104,128     95,042    101,856
  Public Funds                                    28,337     25,577     27,563     25,853     29,531
Time Deposits
  Commercial and Individual                      285,402    273,127    246,797    218,479    193,461
  Public Funds                                    11,332     11,662     16,610     17,130     19,402
- ----------------------------------------------------------------------------------------------------
    Total Interest-Bearing Deposits              469,857    454,221    427,799    383,868    372,268
- ----------------------------------------------------------------------------------------------------
    Total Deposits                               586,421    567,462    535,720    482,254    468,088
- ----------------------------------------------------------------------------------------------------
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                   685        799        997      1,228      1,348
Short-Term Borrowings                                 --         --         75        429        429
Other Liabilities                                  4,375      4,310      4,231      3,626      3,168
Shareholders' Equity                              64,158     62,341     59,921     58,421     56,909
- ----------------------------------------------------------------------------------------------------
    Total                                      $ 655,639  $ 634,912  $ 600,944  $ 545,958  $ 529,942
- ----------------------------------------------------------------------------------------------------

RISK ANALYSIS OF THE LOAN PORTFOLIO

Total loans at March 31, 1996 of $467.1 million increased $112.6 million or 31.8% compared to March 31, 1995 levels of $354.4 million and increased $16.2 million or 3.6% compared to December 31, 1995 levels of $450.9 million. The increase in total loans at March 31, 1996 compared to total loans at March 31, 1995 is primarily attributable to the RGC/ Roma Branch Acquisitions, funding a large leveraged employee stock ownership trust loan and management's efforts to improve the earnings mix of earning assets by increasing loan volume.

The increase in Commercial loans in general, and Commercial Tax Exempt loans in particular, for the three months ended December 31, 1995 was primarily attributable to the funding of a $34.0 million employee stock ownership trust loan which is collateralized by stock and assets of the employer and approximately $27.5 million of cash equivalent assets.

The Company's loans are widely diversified by borrower and industry group. Loan demand remains strong which is reflective of the positive economic growth in the Company's trade area.

The following table presents the composition of the loan portfolio for the last five quarters:

                                                 1996                        1995
                                               ---------  ------------------------------------------
Loan Portfolio Composition                       FIRST     Fourth      Third     Second      First
(In Thousands)                                  QUARTER    Quarter    Quarter    Quarter    Quarter
- ----------------------------------------------------------------------------------------------------
Commercial                                     $ 116,816  $ 112,042  $ 105,395  $  99,961  $ 106,655
Commercial Tax-Exempt                             34,401     34,419        397         --         --
- ----------------------------------------------------------------------------------------------------
Total Commercial Loans                           151,217    146,461    105,792     99,961    106,655
- ----------------------------------------------------------------------------------------------------
Agricultural                                      28,447     25,097     19,247     17,325     19,982
- ----------------------------------------------------------------------------------------------------
Real Estate
  Construction                                    28,682     29,967     25,998     23,228     20,720
  Commercial Mortgage                            136,057    129,953    128,979    114,232    113,120
  Agricultural Mortgage                           17,785     17,057     15,284     12,771     12,277
  1-4 Family Mortgage                             61,704     59,052     54,836     49,704     49,524
- ----------------------------------------------------------------------------------------------------
Total Real Estate Loans                          244,228    236,029    225,097    199,935    195,641
- ----------------------------------------------------------------------------------------------------
Consumer                                          43,167     43,267     44,471     33,242     32,132
- ----------------------------------------------------------------------------------------------------
    Total Loans                                $ 467,059  $ 450,854  $ 394,607  $ 350,463  $ 354,410
- ----------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the interest rate has been reduced to less than normal rates due to a serious weakening in the borrower's financial condition, and other assets which consist of real estate and other property which have been acquired in partial or full satisfaction of loan obligations and which are awaiting disposition. A loan is generally placed on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income. At March 31, 1996 eight loan relationships in excess of $100,000 totaling $2.1 million accounted for 74.8% of the total nonaccrual loans. These eight nonaccrual credits are secured primarily by real estate, and management believes that it is unlikely that any material loss will be incurred on disposition of the collateral. The remaining nonaccrual loans at March 31, 1996 represent loans of less than $100,000 each.

Loans which are contractually past due 90 days or more which are both well secured or guaranteed by financially responsible third parties and in the process of collection generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at March 31, 1996 of $533,000 reflects an increase of $227,000 or 74.2% compared to the March 31, 1995 level of $306,000.

Nonperforming assets at March 31, 1996 of $4.3 million increased $859,000 or 24.8% compared to March 31, 1995 of $3.5 million and represent 0.7% of total assets. The increase in nonperforming assets at March 31, 1996 compared to March 31, 1995 is primarily attributable to one large credit of approximately $403,000 which is in the process of collection.

At March  31,  1996, the  Company  had a  $2.5  million recorded  investment  in impaired loans for which there was a related allowance for loan losses of $244,000. At March 31, 1996, the Company has a $368,000 investment in impaired loans for which there was no related allowance for loan losses. The average level of impaired loans during the three months ended March 31, 1996 was $2.9 million. The Company recorded interest income of $77,000 on its loans during the three months ended March 31, 1996.

An analysis of the components of nonperforming assets for the last five quarters is presented in the following table:

                                                       1996                             1995
                                                    -----------  --------------------------------------------------
Nonperforming Assets                                   FIRST       Fourth        Third       Second        First
(Dollars in Thousands)                                QUARTER      Quarter      Quarter      Quarter      Quarter
- -------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans                                     $   2,855    $   2,092    $   1,519    $   1,490    $   1,753
Renegotiated Loans                                           5            6            8            9           11
- -------------------------------------------------------------------------------------------------------------------
Nonperforming Loans                                      2,860        2,098        1,527        1,499        1,764
Other Nonperforming Assets
  (Primarily Other Real Estate)                          1,463        1,489        1,502        1,762        1,700
- -------------------------------------------------------------------------------------------------------------------
    Total Nonperforming Assets                           4,323        3,587        3,029        3,261        3,464
Accruing Loans 90 Days or More Past Due                    533          642          244          879          306
- -------------------------------------------------------------------------------------------------------------------
    Total Nonperforming Assets and Accruing Loans
     90 Days or More Past Due                        $   4,856    $   4,229    $   3,273    $   4,140    $   3,770
- -------------------------------------------------------------------------------------------------------------------
Nonperforming Loans as a % of Total Loans                 0.61%        0.47%        0.39%        0.43%        0.50%
Nonperforming Assets as a % of Total Loans and
 Other Nonperforming Assets                               0.92         0.79         0.76         0.93         0.97
Nonperforming Assets as a % of Total Assets               0.66         0.55         0.49         0.60         0.64
Nonperforming Assets Plus Accruing Loans 90 Days
 or More Past Due as a % of Total Loans And Other
 Nonperforming Assets                                     1.04         0.94         0.83         1.18         1.06
- -------------------------------------------------------------------------------------------------------------------

Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 1996 of $4.9 million increased $895,000 or 22.4% compared to the March 31, 1995 balance of $4.0 million and increased $348,000 or 7.7% compared to the December 31, 1995 balance of $4.5 million. The allowance for loan losses at March 31, 1996 is 1.05% of loans outstanding, net of unearned discount. Management believes that the allowance for loan losses at March 31, 1996, adequately reflects the risks in the loan portfolio. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

The following table summarizes the transactions in the allowance for loan losses:

                                                        1996                             1995
Allowance for Loan                                   -----------  --------------------------------------------------
Loss Activity                                           FIRST       Fourth        Third       Second        First
(Dollars in Thousands)                                 QUARTER      Quarter      Quarter      Quarter      Quarter
- --------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                        $   4,542    $   4,121    $   3,980    $   3,995    $   3,511
Balance from Acquisitions                                    --           --          450           --           --
Provision for Loan Losses                                   461          625          372          322          366
Charge-Offs
  Commercial                                                 60           93          236          420           64
  Agricultural                                               --           --          405           11           --
  Real Estate                                                 4           50           --           12           49
  Consumer                                                  106          119           85           66           30
- --------------------------------------------------------------------------------------------------------------------
    Total Charge-Offs                                       170          262          726          509          143
- --------------------------------------------------------------------------------------------------------------------
Recoveries
  Commercial                                                 33           42           30           81          248
  Agricultural                                               --            1           --           64            1
  Real Estate                                                 7           --            2            2           --
  Consumer                                                   17           15           13           25           12
- --------------------------------------------------------------------------------------------------------------------
    Total Recoveries                                         57           58           45          172          261
- --------------------------------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries)                                113          204          681          337         (118)
- --------------------------------------------------------------------------------------------------------------------
Balance at End of Period                              $   4,890    $   4,542    $   4,121    $   3,980    $   3,995
- --------------------------------------------------------------------------------------------------------------------
Ratio of Allowance for Loan Losses to Loans
 Outstanding, Net of Unearned Discount                     1.05%        1.01%        1.04%        1.14%        1.13%
Ratio of Allowance For Loan Losses to Nonperforming
 Assets                                                  113.12       126.62       136.05       122.05       115.33
Ratio of Net Charge-Offs (Recoveries) to Average
 Total Loans Outstanding, Net of Unearned Discount         0.10         0.30         0.18         0.09        (0.03)
- --------------------------------------------------------------------------------------------------------------------

DEPOSITS

Total deposits at March 31, 1996 of $586.0 million increased $110.0 million or 23.1% compared to the March 31, 1995 levels of $476.0 million and increased $6.3 million or 1.1% compared to December 31, 1995 levels of $579.7 million. The increase in total deposits from March 31, 1995 to March 31, 1996 is primarily attributable to the RGC/Roma Branch Acquisitions. The $6.3 million or 1.1% increase for total deposits at March 31, 1996 compared to total deposits at December 31, 1995 compares favorably to the $3.9 million or 0.8% increase for total deposits at March 31, 1995 compared to total deposits at December 31, 1995.

The following table presents the composition of total deposits for the last five quarters:

                                                 1996                        1995
                                               ---------  ------------------------------------------
Total Deposits                                   FIRST     Fourth      Third     Second      First
(In Thousands)                                  QUARTER    Quarter    Quarter    Quarter    Quarter
- ----------------------------------------------------------------------------------------------------
Demand Deposits
  Commercial and Individual                    $ 113,072  $ 113,345  $ 102,733  $  97,593  $  94,735
  Public Funds                                     7,015      7,069      5,407      4,395      2,661
- ----------------------------------------------------------------------------------------------------
      Total Demand Deposits                      120,087    120,414    108,140    101,988     97,396
- ----------------------------------------------------------------------------------------------------
Interest-Bearing Deposits
  Savings
    Commercial and Individual                     38,427     35,521     36,428     27,346     27,520
    Public Funds                                     423        612        496         --         --
  Money Market Checking and Savings
    Commercial and Individual                    106,861    105,409    103,704     94,096     97,728
    Public Funds                                  20,361     22,278     24,078     20,540     23,886
  Time Deposits
    Commercial and Individual                    287,827    285,545    265,728    221,100    211,123
    Public Funds                                  12,008      9,952     15,128     15,462     18,332
- ----------------------------------------------------------------------------------------------------
      Total Interest-Bearing Deposits            465,907    459,317    445,562    378,544    378,589
- ----------------------------------------------------------------------------------------------------
        Total Deposits                         $ 585,994  $ 579,731  $ 553,702  $ 480,532  $ 475,985
- ----------------------------------------------------------------------------------------------------

CAPITAL AND LIQUIDITY

Shareholders' equity at March 31, 1996 of $64.6 million increased $7.2 million or 12.6% compared to the March 31, 1995 level of $57.3 million and increased $1.8 million or 2.9% compared to the December 31, 1995 level of $62.7 million. The increase was attributable to earnings reduced primarily by dividends paid on Class A Voting Common Stock.

The Company is dependent on dividend and interest income from the Bank and the sale of stock for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines.

The risk-based capital standards as established by the Federal Reserve Board of Governors apply to Texas Regional and Texas State Bank. The numerator of the risk-based capital ratio for bank holding companies includes Tier I capital, consisting of common shareholders' equity and qualifying cumulative and noncumulative perpetual preferred stock; and Tier II capital, consisting of other preferred stock, reserve for possible loan losses and certain subordinated and term-debt securities. Beginning on December 31, 1993, goodwill is deducted from Tier I capital. At no time is Tier II capital allowed to exceed Tier I capital in the calculation of total capital. The denominator or asset portion of the risk-based ratio aggregates generic classes of balance sheet and off-balance sheet exposures, each weighted by one of four factors, ranging from 0% to 100%, based on the relative risk of the exposure class.

Ratio targets are set for both Tier I and Total Capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum total capital ratio is 8.0%. The Federal Reserve Board has guidelines for a leverage ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The leverage ratio is defined to be the company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Risk-Based Capital Ratio is equal to or greater than 10%, and Tier I Risk-Based Capital Ratio is equal to or greater than 6%, and Tier I Leverage Capital Ratio is equal to or greater than 5%. The Company's Tier I Risk-Based Capital Ratio was approximately 11.66% and 14.59% as of March 31, 1996 and 1995, respectively. The Company's Total Risk-Based Capital Ratio was approximately 12.63% and 15.63% as of March 31, 1996 and 1995, respectively. The Company's Tier I Leverage Capital Ratio was 9.07% and 10.56% at March 31, 1996 and 1995, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of March 31, 1996.

Liability liquidity is provided by access to core funding sources, principally various customers' interest bearing and noninterest bearing deposit accounts in the Company's trade area. The Company does not have or solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. These sources of liquidity are short-term in nature, and are not used to fund asset growth.

For the three months ended March 31, 1996, liquidity was enhanced primarily by net cash provided by operating activities of $4.1 million, investing activities of $641,000 and financing activities of $5.5 million. The increase in net cash provided by financing activities was primarily attributable to the $6.3 million net increase in deposits. As a result, net cash and cash equivalents at March 31, 1996 of $44.7 million increased $10.2 million or 29.6% compared to net cash and cash equivalents at December 31, 1995 of $34.5 million.

SELECTED FINANCIAL DATA

                                                                  Three Months
                                                                      Ended
                                                                     March 31,
                                                                --------------------   December 31,
Ratio Analysis (Annualized)                                      1996         1995         1995
- ---------------------------------------------------------------------------------------------------
Return On Average Assets                                           1.57%      1.52%         1.51%
Return On Average Equity                                          16.01      14.16         14.69
Dividend Payout Ratio                                             24.39      31.25         28.57
Net Interest Income To Total Average Earning Assets*               5.38       5.54          5.33
Efficiency Ratio*                                                 54.11      56.38         54.88
Total Average Loans to Total Average Deposits                     78.00      73.55         72.12
Average Equity to Average Assets                                   9.79      10.74         10.28
- ---------------------------------------------------------------------------------------------------

* Taxable-Equivalent Basis Assuming a 35% Effective Income Tax Rate for 1996 and a 34% Effective Income Tax Rate for 1995.

COMMON STOCK TRADING DATA                                  (NASDAQ National Market System)
- --------------------------------------------------------------------------------------------------
                                                                             Trading Volume (1996)
Price
  March 31, 1996              $22.00* Book Value           $10.42    January    211,822     shares
  1996 price range     $17.00-$23.50 Price/Book Value      111.13%  February    135,689     shares
  December 31, 1995           $17.25*                                  March     49,189     shares
- --------------------------------------------------------------------------------------------------

*Closing price.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Texas Regional Bancshares, Inc.

     April 22, 1996                     /s/ G. E. Roney
- ------------------------  -------------------------------------------
          Date                            G. E. Roney
                                     CHAIRMAN OF THE BOARD,
                                       PRESIDENT & CHIEF
                                       EXECUTIVE OFFICER

     April 22, 1996                 /s/ George R. Carruthers
- ------------------------  -------------------------------------------
          Date                        George R. Carruthers
                                    EXECUTIVE VICE PRESIDENT
                                   & CHIEF FINANCIAL OFFICER

                                       24
