Form 10-Q
period 1996-06-30
TEXAS REGIONAL BANCSHARES INC
filed 1996-07-24
CIK 787648

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

             Class A Voting Common Stock 8,706,791 shares $1 par value, outstanding as of July 11, 1996.

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

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the annual meeting of shareholders held May 20, 1996 the following persons were elected directors: Morris Atlas, Frank N. Boggus, Robert G. Farris, Joe M. Kilgore, C. Kenneth Landrum, MD, G. E. Roney, Julie G. Uhlhorn, Paul G. Veale Sr. and Jack Whetsel.

    The 1995 Nonstatutory Stock Option Plan was also approved during the annual shareholders meeting held May 20, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

        27. Financial Data Schedule

    (b) Reports on Form 8-K.

        None

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    June 30,         December 31,
                                                              ---------------------  -------------
(Dollars in Thousands)                                           1996       1995         1995
- --------------------------------------------------------------------------------------------------
Assets
  Cash and Due From Banks                                     $   48,452  $  26,964    $  30,933
  Federal Funds Sold                                              55,265     21,100        3,600
- --------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                              103,717     48,064       34,533
  Securities Available for Sale                                  214,212     48,384       63,150
  Securities Held to Maturity (Estimated Market Value of
   $133,291 and $74,018 at June 30, 1996 and 1995,
   respectively, and $68,962 at December 31, 1995)               133,449     73,957       68,491
  Loans, Net of Unearned Discount of $1,652 and $796 at June
   30, 1996 and 1995, respectively and $1,272 at December
   31, 1995                                                      698,434    350,463      450,854
  Less Allowance for Loan Losses                                  (9,947)    (3,980)      (4,542)
- --------------------------------------------------------------------------------------------------
  Net Loans                                                      688,487    346,483      446,312
  Premises and Equipment, Net                                     36,161     15,554       18,374
  Accrued Interest Receivable                                     16,718      5,373        6,319
  Other Real Estate                                                1,873      1,737        1,273
  Intangibles                                                     25,287      1,870        5,711
    Other Assets                                                   4,800      3,053        2,606
- --------------------------------------------------------------------------------------------------
    Total Assets                                              $1,224,704  $ 544,475    $ 646,769
- --------------------------------------------------------------------------------------------------
Liabilities
  Deposits
    Demand                                                    $  175,830  $ 101,988    $ 120,414
    Savings                                                       99,531     27,346       36,133
    Money Market Checking and Savings                            249,361    114,636      127,687
    Time Deposits                                                563,880    236,562      295,497
- --------------------------------------------------------------------------------------------------
      Total Deposits                                           1,088,602    480,532      579,731
  Federal Funds Purchased and Securities Sold Under
   Repurchase Agreements (Note 3)                                     --      1,029          757
  Short-Term Borrowings                                               --        429           --
  Accounts Payable and Accrued Liabilities                        16,578      3,525        3,561
- --------------------------------------------------------------------------------------------------
    Total Liabilities                                          1,105,180    485,515      584,049
- --------------------------------------------------------------------------------------------------
Commitment and Contingencies (Note 6)
Shareholders' Equity
  Preferred Stock; $1.00 par value, 10,000,000 Shares
   Authorized; None Issued and Outstanding                            --         --           --
  Common Stock -- Class A; $1.00 par value, 20,000,000
   Shares Authorized; Issued and Outstanding, 8,706,791
   shares at June 30, 1996, 6,193,629 shares at June 30,
   1995 and 6,196,791 shares at December 31, 1995 (Notes 2
   and 5)                                                          8,706      6,193        6,196
  Paid-In Capital                                                 78,582     29,204       29,239
  Retained Earnings                                               31,909     23,710       27,168
  Unrealized Gain (Loss) on Securities Available for Sale            327       (147)         117
- --------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                   119,524     58,960       62,720
- --------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                $1,224,704  $ 544,475    $ 646,769
- --------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Quarter Ended June     Six Months Ended
                                                                      30,                 June 30,
                                                              --------------------  --------------------
(Dollars in Thousands, Except Per Share Data)                   1996       1995       1996       1995
- --------------------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                                       $  14,499  $   8,911  $  25,510  $  17,355
  Investment Securities
    Taxable                                                       2,480      1,591      4,198      3,108
    Tax-Exempt                                                      706         71        777        145
  Federal Funds Sold                                                534        272        704        416
- --------------------------------------------------------------------------------------------------------
      Total Interest Income                                      18,219     10,845     31,189     21,024
- --------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                        7,634      4,273     12,909      7,980
  Federal Funds Purchased and Securities Sold Under
   Repurchase Agreements                                              6         14         12         28
  Short-Term Borrowing                                               --          8         --         16
- --------------------------------------------------------------------------------------------------------
    Total Interest Expense                                        7,640      4,295     12,921      8,024
- --------------------------------------------------------------------------------------------------------
Net Interest Income                                              10,579      6,550     18,268     13,000
Provision for Loan Losses                                           316        322        777        688
- --------------------------------------------------------------------------------------------------------
      Net Interest Income After Provision for Loan Losses        10,263      6,228     17,491     12,312
- --------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                             1,167        837      2,106      1,618
  Other Service Charges                                             236        223        472        496
  Trust Service Fees                                                385        316        751        603
  Investment Securities Gains (Losses)                               --         --          1        (13)
  Data Processing Service Fees                                      226         85        446        158
  Other Operating Income                                            131        115        315        304
- --------------------------------------------------------------------------------------------------------
      Total Noninterest Income                                    2,145      1,576      4,091      3,166
- --------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                                  3,323      2,292      6,060      4,550
  Net Occupancy Expense                                             505        260        822        513
  Equipment Expense                                                 757        498      1,400        929
  Other Real Estate Expense, Net                                    (30)        60        (40)        92
  Other Noninterest Expense                                       2,152      1,544      3,779      3,164
- --------------------------------------------------------------------------------------------------------
      Total Noninterest Expense                                   6,707      4,654     12,021      9,248
- --------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                                  5,701      3,150      9,561      6,230
Income Tax Expense                                                2,024      1,109      3,330      2,202
- --------------------------------------------------------------------------------------------------------
Net Income                                                    $   3,677  $   2,041  $   6,231  $   4,028
- --------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share (Note 2)
  Net Income                                                  $    0.49  $    0.33  $    0.90  $    0.65
  Weighted Average Number of Common Shares Outstanding (In
   Thousands)                                                     7,562      6,210      6,926      6,202
- --------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common Share (Note 2)
  Net Income                                                  $    0.49  $    0.33  $    0.90  $    0.65
  Weighted Average Number of Common Shares Outstanding (In
   Thousands)                                                     7,570      6,219      6,932      6,210
- --------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) For the Year Ended December 31, 1995
And the Six Months Ended June 30, 1996

                                                                               Unrealized
                                           Class A                             Gain (Loss)
                                           Voting                             on Securities     Total
                                           Common      Paid-in    Retained      Available    Shareholders'
(Dollars in Thousands)                      Stock      Capital    Earnings      for Sale        Equity
- ---------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                $   6,193   $  29,204   $  20,921     $    (587)    $   55,731
Exercise of stock options, 3,162 shares
 of Class A Voting Common Stock                   3          35          --            --             38
Change in Unrealized Gain (Loss) on
 Securities Available for Sale                   --          --          --           704            704
Class A Voting Common Stock Cash
 Dividends                                       --          --      (2,478)           --         (2,478)
Net Income for the Year Ended December
 31, 1995                                        --          --       8,725            --          8,725
- ---------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    6,196      29,239      27,168           117         62,720
Change in Unrealized Gain (Loss) on
 Securities Available for Sale                   --          --          --           210            210
Class A Voting Common Stock Cash
 Dividends                                       --          --      (1,490)           --         (1,490)
Sale of 2,510,000 shares of Class A
 Voting Common Stock                          2,510      49,343          --            --         51,853
Net Income for the Six Months Ended
 June 30, 1996                                   --          --       6,231            --          6,231
- ---------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                    $   8,706   $  78,582   $  31,909     $     327     $  119,524
- ---------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 1996 and 1995

(Dollars in Thousands)                                                                        1996       1995
- -------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                                             $   6,231  $   4,028
  Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
    Depreciation, Amortization and Accretion, Net                                            1,225        956
    Provision for Loan Losses                                                                  777        688
    Provision for Estimated Losses on Other Real Estate and Other Assets                        --         60
    Net (Gain) Loss on Sale of Other Real Estate                                               (48)        80
    Net (Gain) Loss on Sale of Securities                                                       (1)        13
    Gain of Sale of Fixed Assets                                                                (1)        (1)
    Net (Gain) Loss on Sale of Other Assets                                                     10         (2)
    Increase in Accrued Interest Receivable and Other Assets                                (1,784)      (995)
    Increase in Accounts Payable and Accrued Liabilities                                     4,316        758
- -------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                   10,725      5,585
- -------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale                                      59,330      8,957
  Proceeds from Maturing Securities Available for Sale                                      16,464     16,000
  Purchases of Securities Available for Sale                                               (49,365)   (17,828)
  Proceeds from Maturing Securities Held to Maturity                                        28,200        260
  Purchases of Securities Held to Maturity                                                 (79,905)    (2,464)
  Proceeds from Sale of Loans                                                                4,424         --
  Purchases of Loans                                                                        (1,608)      (685)
  Loan Origination and Advances                                                            (10,051)   (10,681)
  Recoveries of Charged-Off Loans                                                              250        433
  Proceeds from Sale of Other Assets                                                           105          8
  Proceeds from Sale of Other Real Estate                                                      846        644
  Proceeds from Sale of Fixed Assets                                                            44          1
  Purchases of Premises and Equipment                                                       (3,206)    (1,132)
  Net Cash Used in Acquisitions                                                            (15,404)        --
- -------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                      (49,876)    (6,487)
- -------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net (Increase) Decrease in Demand Deposits, Money Market Checking and Savings
   Accounts                                                                                 19,778    (25,112)
  Net Increase in Time Deposits                                                             38,700     33,536
  Proceeds from Sale of Common Stock                                                        51,853         --
  Net Decrease in Securities Sold Under Repurchase Agreements                                 (757)      (120)
  Cash Dividends Paid on Class A Voting Common Stock (Note 5)                               (1,239)    (1,115)
- -------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                  108,335      7,189
- -------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                                       69,184      6,287
Cash and Cash Equivalents at Beginning of Year                                              34,533     41,777
- -------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Quarter                                              $ 103,717  $  48,064
- -------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                                          $  11,899  $   7,764
  Income Taxes Paid                                                                          4,344      1,837
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable                   1,165        190
  Loan Origination to Facilitate Sale of Other Real Estate                                     N/A        N/A
The Company acquired First State Bank & Trust Co., Mission, Texas and The Border Bank,
 Hidalgo, Texas on May 14, 1996. Assets Acquired After Purchase Accounting Adjustments
 are as Follows:
  Fair Value of Assets Acquired                                                          $ 554,240        N/A
  Cash paid for the capital stock                                                          (95,500)       N/A
  Liabilities Assumed                                                                      458,740        N/A
- -------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, the unaudited consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All such adjustments were of a normal and recurring nature. The unaudited consolidated financial statements includes Texas Regional Bancshares, Inc. and its subsidiary (the "Company"). Intercompany balances and transactions have been eliminated.

NOTE 2 -- EARNINGS PER SHARE COMPUTATIONS

Earnings per share computations include the effects of common stock equivalents applicable to the stock option contracts.

NOTE 3 -- SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are comprised of customer deposit agreements with maturities ranging from overnight to six months. These obligations are not federally insured, but are collateralized by a security interest in various investment securities. These pledged securities are segregated and maintained by a third party bank.

NOTE 4 -- INCOME TAXES

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

NOTE 5 -- COMMON STOCK

On May 14, 1996, Texas Regional Bancshares, Inc. completed its public offering of 2.5 million shares of the Company's Class A Voting Common Stock (priced at $22.25 per share). On May 14, 1996, Texas Regional Bancshares, Inc. also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas, (the "Mergers"), through merger with Texas State Bank, the principal operating subsidiary of Texas Regional Bancshares, Inc. The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company.

On June 11, 1996, the Board of Directors approved a $0.10 per share cash dividend for shareholders of record on July 8, 1996 and payable on July 15, 1996.

NOTE 6 -- EMPLOYEE BENEFITS

With the consummation of the Mergers the Company acquired four existing separate deferred compensation plans for the benefit of certain Texas State Bank employees. The plans provide for retirement benefits to be paid to the specific employee (or a designated beneficiary or estate if death occurs prior to payment of the full amount of deferred compensation) on reaching age 65. One plan entered into on December 10, 1963, commenced payments of approximately $13,000 each year on January 4, 1988, continuing annually thereafter through June 2003. A second plan, entered into on September 1, 1979, provides for payments of approximately $13,000 each year which was scheduled to commence on April 1, 1990, continuing annually thereafter through June 2005; however, the employee elected to receive an amount less than that provided for in the plan over a longer period of time. The third plan provides for a retirement benefit payable of $50,000 per year commencing in March 1999 and continuing annually thereafter for 20 years.

The fourth plan provides for a retirement benefit payable of $13,350 each year beginning March 15, 1995 and continuing annually thereafter for fourteen years.

The Bank owns and is the beneficiary of four life insurance policies on the employees or former employees covered by the deferred compensation plans. The life insurance policies face values are amounts approximately equal to the total benefits paid under the plans.

NOTE 7 -- ACQUISITION ACTIVITY

On May 14, 1996, Texas Regional Bancshares, Inc. completed its public offering of 2.5 million shares of the Company's Class A Voting Common Stock (priced at $22.25 per share). On May 14, 1996, Texas Regional Bancshares, Inc. completed the Mergers. The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company. The Mergers were accounted for as a purchase.

During August 1995, Texas State Bank acquired two branch bank locations, one in Rio Grande City, Texas, and the other in Roma, Texas (the "RGC/Roma Branch Acquisitions"). The transaction included the purchase of $43.7 million in loans and the assumption of approximately $79.7 million in deposit liabilities of these branches. Investment securities were not acquired. Purchase accounting adjustments for the purchase of loans and the assumption of deposit liabilities of the RGC/Roma Branch Acquisitions were immaterial. This transaction was accounted for as a purchase.

The Company's Consolidated Balance Sheet at June 30, 1996 reflects the assets and liabilities of the Mergers and the RGC/Roma Branch Acquisitions. The results of operations of the Mergers and the RGC/Roma Branch Acquisitions were included in the Company's Consolidated Statements of Income from each respective date of acquisition.

The following Unaudited Pro Forma Combined Condensed Statements of Income for the six months ended June 30, 1996 and 1995, assumes the Mergers and the RGC/Roma Branch Acquisitions occurred January 1, 1995. Intangibles arising from the Mergers and RGC/Roma Branch Acquisitions are approximately $20.0 million and $4.1 million, respectively. The pro forma adjustments reflect the amortization of the Core Deposit premium over a 10-year period and the Goodwill intangible over a 15-year period, the reduced interest income on the $47.6 million net purchase price ($99.5 million less $51.9 million) of the Acquisition and $4.25 million purchase price of the RGC/Roma Branch Acquisitions at the Company's average federal funds sold rate of 5.43% and 6.07% for the six months ended June 30, 1996 and 1995, respectively and the tax effect of the prior two transactions using an effective tax rate of 35% for 1996 and an effective tax rate of 34% for 1995. The pro forma results do not necessarily represent the actual results that would have occurred and should not be considered indicative of future results of operations.

Pro Forma Combined Condensed
Statement of Income
For the Six Months Ended
June 30, 1996 (Unaudited)                                     First
(Dollars in Thousands,                            Texas       State      Border      Pro Forma    Pro Forma
Except Per Share Data)                          Regional      Bank        Bank      Adjustments    Balance
- ------------------------------------------------------------------------------------------------------------
Interest Income                                 $  25,760   $  16,347   $   4,544    $  (1,287) A  $  45,364
Interest Expense                                   10,605       6,615       2,288           --       19,508
- ------------------------------------------------------------------------------------------------------------
Net Interest Income                                15,155       9,732       2,256       (1,287)      25,856
Provision for Loan Losses                             777         968         397           --        2,142
- ------------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for
   Loan Losses                                     14,378       8,764       1,859       (1,287)      23,714
- ------------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts               1,903         511         145           --        2,559
  Other Service Charges                               469          63          21           --          553
  Trust Service Fees                                  741          35          --           --          776
  Other Operating Income                              734          44          29           --          807
- ------------------------------------------------------------------------------------------------------------
    Total Noninterest Income                        3,847         653         195           --        4,695
- ------------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                    5,529       1,426         528           --        7,483
  Net Occupancy Expense                               679         423         142           79B       1,323
  Equipment Expense                                 1,315         211          59           --        1,585
  Other Noninterest Expense                         3,225       1,885         734          605C       6,449
- ------------------------------------------------------------------------------------------------------------
    Total Noninterest Expense                      10,748       3,945       1,463          684       16,840
- ------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                    7,477       5,472         591       (1,971)      11,569
Income Tax Expense                                  2,595       1,646         122         (588)D      3,775
- ------------------------------------------------------------------------------------------------------------
Net Income                                      $   4,882   $   3,826   $     469    $  (1,383)   $   7,794
- ------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share
  Net Income                                    $    0.70                                         $    0.88
  Weighted Average Number of Common Shares
   Outstanding (In Thousands)                       6,926                                             8,809
- ------------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common Share
  Net Income                                    $    0.70                                         $    0.88
  Weighted Average Number of Common Shares
   Outstanding (In Thousands)                       6,932                                             8,815
- ------------------------------------------------------------------------------------------------------------

Pro Forma Combined Condensed
Statements of Income
For the Six Months Ended
June 30, 1995 (Unaudited)                                       First
(Dollars in Thousands,                 Texas      RGC/Roma      State     Border     Pro Forma    Pro Forma
Except Per Share Data)               Regional     Branches      Bank       Bank     Adjustments    Balance
- ------------------------------------------------------------------------------------------------------------
Interest Income                      $  21,024    $   3,209   $  16,630  $   4,557   $  (1,562)A  $  43,858
Interest Expense                         8,024        1,484       6,520      2,161          --       18,189
- ------------------------------------------------------------------------------------------------------------
Net Interest Income                     13,000        1,725      10,110      2,396      (1,562)      25,669
Provision for Loan Losses                  688           --         217         72          --          977
- ------------------------------------------------------------------------------------------------------------
  Net Interest Income After
   Provision for Loan Losses            12,312        1,725       9,893      2,324      (1,562)      24,692
- ------------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit
   Accounts                              1,618          253         572        113          --        2,556
  Other Service Charges                    496           52         101         30          --          679
  Trust Service Fees                       603           --           2         --          --          605
  Other Operating Income                   449           31          98         --          --          578
- ------------------------------------------------------------------------------------------------------------
    Total Noninterest Income             3,166          336         773        143          --        4,418
- ------------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits         4,550          858       1,391        560          --        7,359
  Net Occupancy Expense                    513           94         288        136         106B       1,137
  Equipment Expense                        929          112         171         45          --        1,257
  Other Noninterest Expense              3,256          676       1,252        346         942C       6,472
- ------------------------------------------------------------------------------------------------------------
    Total Noninterest Expense            9,248        1,740       3,102      1,087       1,048       16,225
- ------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense         6,230          321       7,564      1,380      (2,610)      12,885
Income Tax Expense                       2,202          109       2,154        269        (755)D      3,979
- ------------------------------------------------------------------------------------------------------------
Net Income                           $   4,028    $     212   $   5,410  $   1,111   $  (1,855)   $   8,906
- ------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share
  Net Income                         $    0.65                                                    $    1.02
  Weighted Average Number of
   Common Shares Outstanding (In
   Thousands)                            6,202                                                        8,712
- ------------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common Share
  Net Income                         $    0.65                                                    $    1.02
  Weighted Average Number of
   Common Shares Outstanding (In
   Thousands)                            6,212                                                        8,722
- ------------------------------------------------------------------------------------------------------------

The Unaudited Pro Forma Condensed Statements of Income for the six months ended June 30, 1996 and 1995 assumes the Mergers and the RGC/Roma Acquisition occurred January 1, 1995. In preparing the Unaudited Pro Forma Condensed Statements of Income, the following adjustments were made:

(A) To record a reduction in interest income on the $47.6 million net purchase price ($99.5 million less $51.9 million) of the Mergers at the Company's average federal funds sold rate of 5.43% for the six months ended June 30, 1996.

    To record a reduction in interest income on the $51.9 million net purchase price ($99.5 million less $51.9 million) of the Mergers and $4.25 million purchase price of the RGC/Roma Branch Acquisitions at the Company's average federal funds sold rate of 6.07%.

(B) To record depreciation on fair market value increases of depreciable fixed assets acquired in the Mergers.

(C) To record amortization of the goodwill and core deposit premium recorded in connection with the Mergers and the RGC/Roma Branch Acquisitions.

(D) To record the effect of the pro forma adjustments using an effective tax rate of 35% and 34% for the six months ended June 30, 1996 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1996 was $3.7 million or $0.49 per share, reflecting a net increase of $1.6 million or $0.16 per share compared to net income of $2.0 million or $0.33 per share for the three months ended June 30, 1995. Net income for the six months ended June 30, 1996 was $6.2 million or $0.90 per share, reflecting a net increase of $2.2 million or $0.25 per share compared to net income of $4.0 million or $0.65 per share for the six months ended June 30, 1995. Earnings increased for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 which reflected an improvement in net interest income, noninterest income and a reduction in the provision for loan losses, partially offset by an increase in noninterest expense. Earnings increased for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 which reflected an increase in net interest income and noninterest income reduced by an increase in noninterest expense and the provision for loan losses. A more detailed description of the results of operations is included in the presentation that follows.

On May 14, 1996, Texas Regional Bancshares, Inc. completed its public offering of 2.5 million shares of the Company's Class A Voting Common Stock (priced at $22.25 per share). On May 14, 1996, Texas Regional Bancshares, Inc. also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas, (the "Mergers"), through merger with Texas State Bank, (the "Bank") the principal operating subsidiary of Texas Regional Bancshares, Inc. The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company. The Mergers included the assumption of $241.8 million in loans and the assumption of $450.4 million in deposit liabilities.

During  August 1995,  the Bank  acquired two branch  bank locations,  one in Rio
Grande City, Texas, and the other in Roma, Texas (the "RGC/Roma Branch Acquisitions"). The RGC/Roma Branch Acquisitions included the purchase of $43.7 million in loans and the assumption of approximately $79.7 million in deposit liabilities of these branches.

The Mergers and the RGC/Roma Branch Acquisitions were accounted for as a purchase; therefore, the results of operations of the two acquired banks and the two branches are included in the consolidated financial statements from the date of each respective acquisition. Accordingly, certain income statement and balance sheet comparisons may not be appropriate.

The following table presents selected financial data regarding results of operations:

Condensed Quarterly Income
Statements Taxable Equivalent              1996                        1995                  Six Months Ended
Basis                             ----------------------  -------------------------------        June 30,
(Dollars in Thousands,              SECOND       First     Fourth      Third     Second    --------------------
Except Per Share Data)              QUARTER     Quarter    Quarter    Quarter    Quarter     1996       1995
- ---------------------------------------------------------------------------------------------------------------
Interest Income                    $  18,621   $  13,176  $  12,804  $  11,904  $  10,880  $  31,797  $  21,098
Interest Expense                       7,640       5,281      5,171      4,857      4,295     12,921      8,024
- ---------------------------------------------------------------------------------------------------------------
Net Interest Income                   10,981       7,895      7,633      7,047      6,585     18,876     13,074
Provision for Loan Losses                316         461        625        372        322        777        688
Noninterest Income                     2,145       1,946      1,729      1,623      1,576      4,091      3,166
Noninterest Expense                    6,707       5,314      5,035      4,694      4,654     12,021      9,248
- ---------------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
 Adjustment and Income Tax
 Expense                               6,103       4,066      3,702      3,604      3,185     10,169      6,304
Taxable-Equivalent Adjustment            402         206        105         35         35        608         74
Income Tax Expense                     2,024       1,306      1,177      1,292      1,109      3,330      2,202
- ---------------------------------------------------------------------------------------------------------------
Net Income                         $   3,677   $   2,554  $   2,420  $   2,277  $   2,041  $   6,231  $   4,028
- ---------------------------------------------------------------------------------------------------------------
Net Income Per Common Share
  Primary                          $    0.49   $    0.41  $    0.39  $    0.37  $    0.33  $    0.90  $    0.65
  Fully Diluted                         0.49        0.41       0.39       0.36       0.33       0.90       0.65
- ---------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME

Taxable-equivalent net interest income was $11.0 million for the three months ended June 30, 1996, an increase of $4.4 million or 66.8% compared to the three months ended June 30, 1995 of $6.6 million. The Net Yield on Total Interest-Earning Assets of 5.21% for the three months ended June 30, 1996 reflects a decrease of 15 basis points compared to 5.36% for the three months ended June 30, 1995. The decline in the Net Yield on Total Interest-Earning Assets for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 is primarily attributable to a change in the earnings mix of interest earning assets as a result of the Mergers. The increase in net interest income for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 was primarily attributable to the increase in the volume of interest-earning assets exceeding the increase in volume of interest-bearing liabilities. The Total Interest-Earning Assets average balance for the six months ended June 30, 1996 of $718.8 million increased $235.1 million or 48.6% compared to the Total Interest Earning Assets average balance of $483.7 million for the six months ended June 30, 1995. Total Interest-Bearing Liabilities average balance of $581.4 million for the six months ended June 30, 1995 increased $201.6 million or 53.1% compared to the Total Interest-Bearing Liabilities average balance of $378.1 million for the six months ended June 30, 1995. The net increase in Total Interest-Earning Assets average balance compared to the net increase in Total Interest-Bearing Liabilities average balance for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 is the primary reason for the improved earnings and is a result of the Mergers, the RGC/Roma Branch Acquisitions and an increased volume of business conducted by the Company.

The following tables present for the three months ended and the six months ended June 30, 1996, and June 30, 1995, the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective income tax rate for 1996 and a 34% effective income tax rate for 1995.

                                                                              Three Months Ended
Summary of Interest-Earning                        ------------------------------------------------------------------------
Assets and Interest-Bearing                                   JUNE 30, 1996                        June 30, 1995
Liabilities                                        -----------------------------------  -----------------------------------
Taxable-Equivalent Basis                            AVERAGE                  YIELD/      Average                  Yield/
(Dollars in Thousands)                              BALANCE    INTEREST       RATE*      Balance    Interest       Rate*
- ---------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets
  Loans
    Commercial                                     $ 219,886   $   5,353         9.79%  $ 122,127   $   3,070        10.08%
    Real Estate                                      316,383       7,968        10.13     196,642       5,047        10.29
    Consumer                                          54,633       1,348         9.92      32,696         794         9.74
- ---------------------------------------------------------------------------------------------------------------------------
      Total Loans                                    590,902      14,669         9.98     351,465       8,911        10.17
- ---------------------------------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                                          188,087       2,750         5.88     118,675       1,591         5.38
    Tax-Exempt                                        28,688         669         9.38       4,919         106         8.64
- ---------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities                    216,775       3,419         6.34     123,594       1,697         5.51
- ---------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                                  39,492         534         5.44      17,821         272         6.12
- ---------------------------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets                $ 847,169      18,622         8.84   $ 492,880      10,880         8.85
- ---------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
  Savings                                          $  71,487         557         3.13   $  27,364         181         2.65
  Money Market Checking and Savings                  190,602       1,328         2.80     120,895         812         2.69
  Time Deposits                                      429,714       5,749         5.38     235,609       3,280         5.58
- ---------------------------------------------------------------------------------------------------------------------------
      Total Savings and Time Deposits                691,803       7,634         4.44     383,868       4,273         4.46
- ---------------------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Securities Sold
   Under Repurchase Agreements                           495           6         4.88       1,228          14         4.57
  Short-Term Borrowings                                   --          --           --         429           8         7.48
- ---------------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities           $ 692,298       7,640         4.44   $ 385,525       4,295         4.47
- ---------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                            $  10,982                            $   6,585
- ---------------------------------------------------------------------------------------------------------------------------
Net Yield on Total Interest-Earning Assets                                       5.21%                                5.36%
- ---------------------------------------------------------------------------------------------------------------------------
* Annualized

                                                                             Six Months Ended
Summary of Interest-Earning                       ----------------------------------------------------------------------
Assets and Interest-Bearing                                  JUNE 30, 1996                       June 30, 1995
Liabilities                                       -----------------------------------  ---------------------------------
Taxable-Equivalent Basis                           AVERAGE                  YIELD/      Average                Yield/
(Dollars in Thousands)                             BALANCE    INTEREST       RATE*      Balance   Interest      Rate*
- ------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets
  Loans
    Commercial                                    $ 197,088   $   9,529         9.72%  $ 121,719  $   5,969        9.89%
    Real Estate                                     278,005      13,897        10.05     193,965      9,845       10.24
    Consumer                                         49,055       2,422         9.93      32,188      1,541        9.65
- ------------------------------------------------------------------------------------------------------------------------
Total Loans                                         524,148      25,848         9.92     347,872     17,355       10.06
- ------------------------------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                                         151,806       4,468         5.92     117,076      3,108        5.35
    Tax-Exempt                                       16,804         777         9.30       4,971        219        8.88
- ------------------------------------------------------------------------------------------------------------------------
Total Investment Securities                         168,610       5,245         6.26     122,047      3,327        5.50
- ------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                   26,060         704         5.43      13,821        416        6.07
- ------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                     $ 718,818      31,797         8.90   $ 483,740     21,098        8.80
- ------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
  Savings                                         $  54,420         810         2.99   $  27,691        364        2.65
  Money Market Checking and Savings                 163,186       2,257         2.78     126,141      1,686        2.70
  Time Deposits                                     363,224       9,842         5.45     224,236      5,930        5.33
- ------------------------------------------------------------------------------------------------------------------------
Total Savings and Time Deposits                     580,830      12,909         4.47     378,068      7,980        4.26
- ------------------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Securities Sold
   Under Repurchase Agreements                          590          12         4.09       1,288         28        4.38
  Short-Term Borrowings                                  --          --           --         429         16        7.52
- ------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                $ 581,420      12,921         4.47   $ 379,785      8,024        4.26
- ------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                           $  18,876                           $  13,074
- ------------------------------------------------------------------------------------------------------------------------
Net Yield on Total
  Interest-Earning Assets                                                       5.28%                              5.45%
- ------------------------------------------------------------------------------------------------------------------------
* Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995. Nonaccrual loans are included in assets, thereby reducing yields. See "NONPERFORMING ASSETS". The allocation of the rate/volume variance has been made pro rata on the percentage that volume and rate variances produce in each category.

Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis
Six months ended June 30,                                                          Due to Change in
1996 Compared to 1995                                                   ---------------------------------------
(Dollars in Thousands)                                     Net Change     Volume       Rate       Rate/Volume
- ---------------------------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                                     $   8,493    $   8,794   $    (194)    $    (107)
  Investment Securities
    Taxable                                                     1,360          921         340            99
    Tax-Exempt                                                    558          521          11            26
  Federal Funds Sold                                              288          368         (43)          (37)
- ---------------------------------------------------------------------------------------------------------------
    Total Interest Income                                      10,699       10,604         114           (19)
- ---------------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                      4,929        4,283         417           229
  Federal Funds Purchased and Securities Sold Under
   Repurchase Agreements                                          (16)         (15)         (2)            1
  Short-Term Borrowings                                           (16)         (16)         --            --
- ---------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                      4,897        4,252         415           230
- ---------------------------------------------------------------------------------------------------------------
Net Interest Income Before Allocation of Rate/Volume            5,802        6,352        (301)         (249)
- ---------------------------------------------------------------------------------------------------------------
Allocation of Rate/Volume                                          --         (250)          1           249
- ---------------------------------------------------------------------------------------------------------------
Changes in Net Interest Income                              $   5,802    $   6,102   $    (300)    $      --
- ---------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

Although the provision for loan losses for the three months ended June 30, 1996 of $316,000 reflects a decrease of $6,000 or 1.9% compared to $322,000 for the three months ended June 30, 1995 it should be noted that the Allowance for Loan Losses increased $4.6 million as a result of the Mergers. The provision for loan losses for the six months ended June 30, 1996 of $777,000 reflects an increase of $89,000 or 12.9% compared to $688,000 for the six months ended June 30, 1995. See "ALLOWANCE FOR LOAN LOSSES."

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 1996 of $2.1 million increased $569,000 or 36.1% compared to $1.6 million for the three months ended June 30, 1995. Noninterest income for the six months ended June 30, 1996 of $4.1 million increased $925,000 or 29.2% compared to $3.2 million for the six months ended June 30, 1995. The increase in Noninterest Income for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 and for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 is primarily attributable to the Mergers, the RGC/Roma Branch Acquisitions and increased fee income from Total Service Charges, Trust Service Fees and Data Processing Fees. The increase in Total Service Charges was impacted by the Mergers, the RGC/Roma Branch Acquisitions and an increase in activity levels and additional volume. The increase in Trust Service Fees is attributable to increases in both the number of trust accounts and the book value of assets managed. The increase in Data Processing Service Fees is attributable to an increased volume of business.

The following table summarizes the major noninterest income categories:

                                              1996                            1995                     Six Months Ended
                                    ------------------------  -------------------------------------        June 30,
Noninterest Income                    SECOND        First       Fourth        Third       Second     --------------------
(Dollars in Thousands)                QUARTER      Quarter      Quarter      Quarter      Quarter      1996       1995
- -------------------------------------------------------------------------------------------------------------------------
Service Charges on Deposit
 Accounts                            $   1,167    $     939    $     955    $     899    $     837   $   2,106  $   1,618
Other Service Charges                      236          236          171          192          223         472        496
- -------------------------------------------------------------------------------------------------------------------------
Total Service Charges                    1,403        1,175        1,126        1,091        1,060       2,578      2,114
Trust Service Fees                         385          366          339          314          316         751        603
Investment Securities Gains
 (Losses)                                   --            1          (98)          --           --           1        (13)
Data Processing Service Fees               226          220          171          112           85         446        158
Other Operating Income                     131          184          191          106          115         315        304
- -------------------------------------------------------------------------------------------------------------------------
  Total                              $   2,145    $   1,946    $   1,729    $   1,623    $   1,576   $   4,091  $   3,166
- -------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 1996 of $6.7 million increased $2.1 million or 44.1% compared to the three months ended June 30, 1995 of $4.7 million. Noninterest expense for the six months ended June 30, 1996 of $12.0 million increased $2.8 million or 30.0% compared to the six months ended June 30, 1995 of $9.2 million. The increase in noninterest expense for the three months ended June 30, 1996 compared to three months ended June 30, 1995 and for the six months ended June 30, 1996 compared to six months ended June 30, 1995 was primarily attributable to the Mergers, the RGC/Roma Branch Acquisitions and the increased volume of business conducted by the Company.

The largest category of noninterest expense, Salaries and Employee Benefits ("Personnel"), of $3.3 million for the three months ended June 30, 1996 increased $1.0 million or 45.0% compared to the three months ended June 30,
1995. Personnel expense of $6.1 million for six months ended June 30, 1996 increased $1.5 million or 33.2% compared to the $4.6 million for the six months ended June 30, 1995. Personnel expense increased for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 and for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily due to the Mergers and staffing increases, including the staff acquired as a result of the RGC/Roma Branch Acquisitions, staff for the Company's second banking location in Weslaco, Texas, (the "New Weslaco Banking Location") and increases in payroll taxes, medical insurance premiums and pension expenses for all employees.

Net Occupancy expense of $505,000 for the three months ended June 30, 1996 increased $245,000 or 94.2% compared to $260,000 for the three months ended June 30, 1995. Net occupancy expense of $822,00 for the six months ended June 30, 1996 increased $309,000 or 60.2% compared to $513,000 for six months ended June 30, 1995. The Net Occupancy expense increased for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 and for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily due to the occupancy expenses associated with the Mergers, the RGC/Roma Branch Acquisitions and the New Weslaco Banking Location.

Equipment expense of $757,000 for the three months ended June 30, 1996 increased $259,000 or 52.0% compared to $498,000 for the three months ended June 30, 1995. Equipment expenses of $1.4 million for the six months ended June 30, 1996 increased $471,000 or 50.7% compared to $929,000 for the six months ended June 30, 1995. Equipment expense increased for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily due to expenses associated with the Mergers, the RGC/Roma Branch Acquisitions and the New Weslaco Banking Location.

The following table displays the major noninterest expense categories:

                                             1996                            1995                     Six Months Ended
                                   ------------------------  -------------------------------------        June 30,
Noninterest Expense                  SECOND        First       Fourth        Third       Second     --------------------
(Dollars in Thousands)               QUARTER      Quarter      Quarter      Quarter      Quarter      1996       1995
- ------------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits
  Salaries and Wages                $   2,680    $   2,163    $   2,076    $   1,954    $   1,808   $   4,843  $   3,575
  Employee Benefits                       643          574          483          500          484       1,217        975
- ------------------------------------------------------------------------------------------------------------------------
    Total Salaries and Employee
     Benefits                           3,323        2,737        2,559        2,454        2,292       6,060      4,550
- ------------------------------------------------------------------------------------------------------------------------
Net Occupancy Expense                     505          317          279          277          260         822        513
- ------------------------------------------------------------------------------------------------------------------------
Equipment Expense                         757          643          564          535          498       1,400        929
- ------------------------------------------------------------------------------------------------------------------------
Other Real Estate (Income)
 Expense, Net
    Rent Income                           (25)         (33)         (22)         (27)         (26)        (58)       (97)
    (Gain) Loss Sale of Other
     Real Estate                          (48)          --          (71)          (6)          (1)        (48)        80
    Expense                                43           23           48           34           27          66         49
    Write-Downs                            --           --           --           59           60          --         60
- ------------------------------------------------------------------------------------------------------------------------
    Total Other Real Estate
     (Income) Expense, Net                (30)         (10)         (45)          60           60         (40)        92
- ------------------------------------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public
   Relations                              305          212          187          203          144         517        382
  Amortization of Intangibles             326          123          123           88           56         449        112
  Data Processing and Check
   Clearing                               225          151          132          147          104         376        212
  Director Fees                            83           74           75           74           67         157        135
  Franchise Tax                            60           74           49           50           49         134         99
  Insurance                                58           43           39           38           67         101        151
  FDIC Insurance                            1            1           47          (29)         261           2        522
  Legal and Professional                  332          258          251          221          207         590        398
  Stationery and Supplies                 223          194          184          182          170         417        292
  Telephone                                73           67           77           66           58         140        107
  Other Losses                            136          122          239          117          124         258        268
  Miscellaneous Expenses                  330          308          275          211          237         638        486
- ------------------------------------------------------------------------------------------------------------------------
    Total Other Noninterest
     Expense                            2,152        1,627        1,678        1,368        1,544       3,779      3,164
- ------------------------------------------------------------------------------------------------------------------------
    Total                           $   6,707    $   5,314    $   5,035    $   4,694    $   4,654   $  12,021  $   9,248
- ------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET ANALYSIS

Total average assets for the three months ended June 30, 1996 of $945.2 million increased $399.2 million or 73.1% compared to the three months ended June 30, 1995 of $546.0 million. Total average assets for the six months ended June 30, 1996 of $800.4 million increased $262.5 million or 48.8% compared to the six months ended June 30, 1995 of $538.0 million. The increase in total assets was primarily attributable to the Mergers, the RGC/Roma Branch Acquisitions, deposit growth and new capital.

Average total deposits for the three months ended June 30, 1996 of $843.3 million increased $361.0 million or 74.9% compared to the three months ended June 30, 1995 of $482.3 million. Average total deposits for the six months ended June 30, 1996 of $714.9 million increased $239.7 million or 50.4% compared to the six months ended June 30, 1995 of $475.2 million. The increase in Average Total Deposits is primarily attributable to the Mergers, the RGC/Roma Branch Acquisitions and growth.

The following table presents the consolidated average balance sheets:

                                            1996                       1995                  Six Months Ended
                                    --------------------  -------------------------------        June 30,
Average Balance Sheets               SECOND      First     Fourth      Third     Second    --------------------
(In Thousands)                       QUARTER    Quarter    Quarter    Quarter    Quarter     1996       1995
- ---------------------------------------------------------------------------------------------------------------
Assets
Loans                               $ 590,902  $ 457,394  $ 412,841  $ 372,511  $ 351,465  $ 524,148  $ 347,872
Investment Securities
  Taxable                             188,087    115,525    139,688    130,504    118,675    151,806    117,076
  Tax-Exempt                           28,688      4,920      4,889      4,797      4,919     16,804      4,971
Federal Funds Sold                     39,492     12,628     16,615     34,971     17,821     26,060     13,821
- ---------------------------------------------------------------------------------------------------------------
    Total Interest-Earning Assets     847,169    590,467    574,033    542,783    492,880    718,818    483,740
Cash and Due from Banks                46,135     35,081     31,520     31,538     29,871     40,608     30,773
Bank Premises and Equipment, Net       27,996     18,680     17,739     16,535     15,573     23,338     15,593
Other Assets                           31,507     16,215     15,967     14,419     11,845     23,861     11,821
Allowance for Loan Losses              (7,614)    (4,804)    (4,347)    (4,331)    (4,211)    (6,209)    (3,997)
- ---------------------------------------------------------------------------------------------------------------
    Total                           $ 945,193  $ 655,639  $ 634,912  $ 600,944  $ 545,958  $ 800,416  $ 537,950
- ---------------------------------------------------------------------------------------------------------------
Liabilities
Demand Deposits
  Commercial and Individual         $ 146,191  $ 111,171  $  95,864  $ 105,812  $  92,804  $ 128,681  $  92,708
  Public Funds                          5,301      5,393     17,377      2,109      5,582      5,347      4,395
- ---------------------------------------------------------------------------------------------------------------
    Total Demand Deposits             151,492    116,564    113,241    107,921     98,386    134,028     97,103
- ---------------------------------------------------------------------------------------------------------------
Savings
  Commercial and Individual            70,943     36,872     36,810     32,332     27,364     53,908     27,691
  Public Funds                            544        481        547        369         --        512         --
Money Market Checking and Savings
 Accounts
  Commercial and Individual           147,083    107,433    106,498    104,128     95,042    127,258     98,449
  Public Funds                         43,519     28,337     25,577     27,563     25,853     35,928     27,692
Time Deposits
  Commercial and Individual           383,318    285,402    273,127    246,797    218,479    334,360    205,970
  Public Funds                         46,396     11,332     11,662     16,610     17,130     28,864     18,266
- ---------------------------------------------------------------------------------------------------------------
    Total Interest-Bearing
     Deposits                         691,803    469,857    454,221    427,799    383,868    580,830    378,068
- ---------------------------------------------------------------------------------------------------------------
    Total Deposits                    843,295    586,421    567,462    535,720    482,254    714,858    475,171
- ---------------------------------------------------------------------------------------------------------------
Federal Funds Purchased and
 Securities Sold Under Repurchase
 Agreements                               495        685        799        997      1,228        590      1,288
Short-Term Borrowings                      --         --         --         75        429         --        429
Other Liabilities                       7,305      4,375      4,310      4,231      3,626      5,840      3,397
Shareholders' Equity                   94,098     64,158     62,341     59,921     58,421     79,128     57,665
- ---------------------------------------------------------------------------------------------------------------
    Total                           $ 945,193  $ 655,639  $ 634,912  $ 600,944  $ 545,958  $ 800,416  $ 537,950
- ---------------------------------------------------------------------------------------------------------------

RISK ANALYSIS OF THE LOAN PORTFOLIO

Total loans at June 30, 1996 of $698.4 million increased $348.0 million or 99.3% compared to June 30, 1995 levels of $350.5 million and increased $231.4 million or 49.5% compared to March 31, 1996 levels of $467.1 million. The increase in total loans in the three months ended June 30, 1996 is primarily attributable to the Mergers. The Company's loans are widely diversified by borrower and industry group.

The following table presents the composition of the loan portfolio for the last five quarters:

                                                       1996                       1995
                                               --------------------  -------------------------------
Loan Portfolio Composition                      SECOND      First     Fourth      Third     Second
(In Thousands)                                  QUARTER    Quarter    Quarter    Quarter    Quarter
- ----------------------------------------------------------------------------------------------------
Commercial                                     $ 184,056  $ 116,816  $ 112,042  $ 105,395  $  99,961
Commercial Tax-Exempt                             35,572     34,401     34,419        397         --
- ----------------------------------------------------------------------------------------------------
Total Commercial Loans                           219,628    151,217    146,461    105,792     99,961
- ----------------------------------------------------------------------------------------------------
Agricultural                                      32,742     28,447     25,097     19,247     17,325
- ----------------------------------------------------------------------------------------------------
Real Estate
  Construction                                    44,520     28,682     29,967     25,998     23,228
  Commercial Mortgage                            212,432    136,057    129,953    128,979    114,232
  Agricultural Mortgage                           27,413     17,785     17,057     15,284     12,771
  1-4 Family Mortgage                             96,922     61,704     59,052     54,836     49,704
- ----------------------------------------------------------------------------------------------------
Total Real Estate                                381,287    244,228    236,029    225,097    199,935
- ----------------------------------------------------------------------------------------------------
Consumer                                          64,777     43,167     43,267     44,471     33,242
- ----------------------------------------------------------------------------------------------------
    Total Loans                                $ 698,434  $ 467,059  $ 450,854  $ 394,607  $ 350,463
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

Loans which are contractually past due 90 days or more which are both well secured or guaranteed by financially responsible third parties and in the process of collection generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at June 30, 1996 of $2.1 million reflects an increase of $1.2 million or 139.7% compared to the June 30, 1995 level of $879,000. The increase in loans past due 90 days or more at June 30, 1996, is primarily attributable to loans acquired through the Mergers consisting of single family residential mortgage loans to low and moderate income borrowers. The characteristics of these loans contribute to a higher level of delinquencies.

Nonperforming assets at June 30, 1996 of $5.7 million increased $2.5 million or 75.7% compared to the June 30, 1995 level of $3.3 million. Nonperforming assets at June 30, 1996 represent 0.47% of total assets.

An analysis of the components of nonperforming assets for the last five quarters is presented in the following table:

                                                              1996                            1995
                                                    ------------------------  -------------------------------------
Nonperforming Assets                                  SECOND        First       Fourth        Third       Second
(Dollars in Thousands)                                QUARTER      Quarter      Quarter      Quarter      Quarter
- -------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans                                     $   3,748    $   2,855    $   2,092    $   1,519    $   1,490
Renegotiated Loans                                           4            5            6            8            9
- -------------------------------------------------------------------------------------------------------------------
Nonperforming Loans                                      3,752        2,860        2,098        1,527        1,499
Other Nonperforming Assets
  (Primarily Other Real Estate)                          1,976        1,463        1,489        1,502        1,762
- -------------------------------------------------------------------------------------------------------------------
    Total Nonperforming Assets                           5,728        4,323        3,587        3,029        3,261
Accruing Loans 90 Days or More Past Due                  2,107          533          642          244          879
- -------------------------------------------------------------------------------------------------------------------
    Total Nonperforming Assets and Accruing Loans
     90 Days or More Past Due                        $   7,835    $   4,856    $   4,229    $   3,273    $   4,140
- -------------------------------------------------------------------------------------------------------------------
Nonperforming Loans as a % of Total Loans                 0.54%        0.61%        0.47%        0.39%        0.43%
Nonperforming Assets as a % of Total Loans and
 Other Nonperforming Assets                               0.82         0.92         0.79         0.76         0.93
Nonperforming Assets as a % of Total Assets               0.47         0.66         0.55         0.49         0.60
Nonperforming Assets Plus Accruing Loans 90 Days
 or More Past Due as a % of Total Loans And Other
 Nonperforming Assets                                     1.12         1.04         0.94         0.83         1.18
- -------------------------------------------------------------------------------------------------------------------

Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 1996 of $9.9 million increased $6.0 million or 149.9% compared to the June 30, 1995 balance of $4.0 million and increased $5.1 million or 103.4% compared to the March 31, 1996 balance of $4.9 million. The allowance for loan losses at June 30, 1996 reflects an additional reserve of $4.6 million attributable to loans acquired in the Mergers. The allowance for loan losses was 1.42% of loans outstanding, net of unearned discount at June 30, 1996, up from 1.14% at June 30, 1995. The allowance for loan losses as a percentage of nonperforming assets was 173.7% at June 30, 1996 from 122.1% at June 30, 1995.

The following table summarizes the transactions in the allowance for loan losses:

                                           1996                            1995                     Six Months Ended
Allowance for Loan               ------------------------  -------------------------------------        June 30,
Loss Activity                      SECOND        First       Fourth        Third       Second     --------------------
(Dollars in Thousands)             QUARTER      Quarter      Quarter      Quarter      Quarter      1996       1995
- ----------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period    $   4,890    $   4,542    $   4,121    $   3,980    $   3,995   $   4,542  $   3,511
Balance from Acquisitions             4,647           --           --          450           --       4,647         --
Provision for Loan Losses               316          461          625          372          322         777        688
Charge-Offs
  Commercial                             14           60           93          236          420          74        484
  Agricultural                            8           --           --          405           11           8         11
  Real Estate                            24            4           50           --           12          28         61
  Consumer                               53          106          119           85           66         159         96
- ----------------------------------------------------------------------------------------------------------------------
    Total Charge-Offs                    99          170          262          726          509         269        652
- ----------------------------------------------------------------------------------------------------------------------
Recoveries
  Commercial                             84           33           42           30           81         117        329
  Agricultural                           --           --            1           --           64          --         65
  Real Estate                            59            7           --            2            2          66          2
  Consumer                               50           17           15           13           25          67         37
- ----------------------------------------------------------------------------------------------------------------------
    Total Recoveries                    193           57           58           45          172         250        433
- ----------------------------------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries)            (94)         113          204          681          337          19        219
- ----------------------------------------------------------------------------------------------------------------------
Balance at End of Period          $   9,947    $   4,890    $   4,542    $   4,121    $   3,980   $   9,947  $   3,980
- ----------------------------------------------------------------------------------------------------------------------
Ratio of Allowance for Loan
 Losses to Loans Outstanding,
 Net of Unearned Discount             1.42%        1.05%        1.01%        1.04%        1.14%
Ratio of Allowance For Loan
 Losses to Nonperforming Assets      173.66       113.12       126.62       136.05       122.05
Ratio of Net Charge-Offs
 (Recoveries) to Average Total
 Loans Outstanding, Net of
 Unearned Discount                        *         0.10         0.30         0.18         0.09
- ----------------------------------------------------------------------------------------------------------------------

* Not meaningful.

DEPOSITS

Total deposits at June 30, 1996 of $1.1 billion increased $608.1 million or 126.5% compared to the June 30, 1995 balance of $480.5 million and increased $502.6 million or 85.8% compared to March 31, 1996 of $586.0 million. The increase in total deposits from June 30, 1995 to June 30, 1996 is primarily attributable to the Mergers and the RGC/Roma Branch Acquisitions. The increase in total deposits from March 31, 1996 to June 30, 1996 is primarily attributable to the Mergers. Total public funds deposits at June 30, 1996 of $170.5 million increased $130.1 million or 322.0% compared to the June 30, 1995 level of $40.4 million and increased $130.7 million or 328.2% compared to the March 31, 1996 level of $39.8 million.

The following table presents the composition of total deposits for the last five quarters:

                                                      1996                       1995
                                              --------------------  -------------------------------
Total Deposits                                 SECOND      First     Fourth      Third     Second
(In Thousands)                                 QUARTER    Quarter    Quarter    Quarter    Quarter
- ---------------------------------------------------------------------------------------------------
Demand Deposits
  Commercial and Individual                   $ 169,838  $ 113,072  $ 113,345  $ 102,733  $  97,593
  Public Funds                                    5,992      7,015      7,069      5,407      4,395
- ---------------------------------------------------------------------------------------------------
    Total Demand Deposits                       175,830    120,087    120,414    108,140    101,988
- ---------------------------------------------------------------------------------------------------
Interest-Bearing Deposits
  Savings
    Commercial and Individual                    98,584     38,427     35,521     36,428     27,346
    Public Funds                                    947        423        612        496         --
  Money Market Checking and Savings
    Commercial and Individual                   182,527    106,861    105,409    103,704     94,096
    Public Funds                                 66,834     20,361     22,278     24,078     20,540
  Time Deposits
    Commercial and Individual                   467,194    287,827    285,545    265,728    221,100
    Public Funds                                 96,686     12,008      9,952     15,128     15,462
- ---------------------------------------------------------------------------------------------------
      Total Interest-Bearing Deposits           912,772    465,907    459,317    445,562    378,544
- ---------------------------------------------------------------------------------------------------
        Total Deposits                        $1,088,602 $ 585,994  $ 579,731  $ 553,702  $ 480,532
- ---------------------------------------------------------------------------------------------------

CAPITAL AND LIQUIDITY

Shareholders' equity at June 30, 1996 of $119.5 million increased $60.6 million or 102.7% compared to the June 30, 1995 level of $59.0 million and increased $56.8 million or 90.6% compared to the December 31, 1995 level of $62.7 million. The increase in shareholders' equity at June 30, 1996 compared to June 30, 1995 and December 31, 1995 was primarily attributable to a public offering of 2.5 million shares of the Company's Class A Voting Common stock, (priced at $22.25 per share), and net income.

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

Ratio targets are set for both Tier I and Total Capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum total capital ratio is 8.0%. The Federal Reserve Board has guidelines for a leverage ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The leverage ratio is defined to be the company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Risk-Based Capital Ratio is equal to or greater than 10%, and Tier I Risk-Based Capital Ratio is equal to or greater than 6%, and Tier I Leverage Capital Ratio is equal to or greater than 5%. The Company's Tier I Risk-Based Capital Ratio was approximately 11.76% and 14.81% as of June 30, 1996 and 1995, respectively. The Company's Total Risk-Based Capital Ratio was approximately 13.00% and 15.84% as of June 30, 1996 and 1995, respectively. The Company's Tier I Leverage Capital Ratio was 10.21% and 10.52% at June 30, 1996 and 1995, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of June 30, 1996.

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

For the six months ended June 30, 1996, liquidity was enhanced by net cash provided by operating activities of $6.2 million and net cash provided by financing activities of $108.3 million. The increase in net cash provided by financing activities was primarily attributable to the proceeds from sale of Class A Voting Common Stock of $51.9 million and the $58.5 million net increase in deposits. The increase in cash and cash equivalents was offset by $49.9 million net cash used in investing activities. The investing activities consisted primarily of funding $11.7 million of purchases, originations and advances of loans, $25.3 million of net purchases (ie. net of sales proceeds and maturing bond proceeds) of securities available for sale and securities held to maturity and purchasing $3.2 million of premises and equipment. As a result, net cash and cash equivalents at June 30, 1996 of $103.7 million increased $69.2 million or 200.6% compared to net cash and cash equivalents at December 31, 1995 of $34.5 million.

SELECTED FINANCIAL DATA

                                                                  Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
                                                                ----------------------  ----------------------
Ratio Analysis (Annualized)                                        1996        1995        1996        1995
- --------------------------------------------------------------------------------------------------------------
Return on Average Assets                                             1.56%       1.50%       1.57%       1.51%
Return on Average Shareholders' Equity                              15.72       14.01       15.84       14.09
Dividend Payout Ratio                                               20.41       30.30       22.22       30.77
Net Interest Income to Total Average Earning Assets*                 5.21        5.36        5.28        5.45
Efficiency Ratio*                                                   51.33       56.29       52.52       56.33
Total Average Loans to Total Average Deposits                       70.07       73.71       73.32       73.21
Average Equity to Average Assets                                     9.96       10.70        9.89       10.72
- --------------------------------------------------------------------------------------------------------------

* Taxable-Equivalent Basis Assuming a 35% Effective Tax Rate for 1996 and a 34% Effective Tax Rate for 1995.

COMMON STOCK TRADING DATA                                  (NASDAQ National Market System)
- -------------------------------------------------------------------------------------------------
                                                                            Trading Volume (1996)
Price
  June 30, 1996              $25.00* Book Value           $13.73      April    262,309     shares
  1996 price range    $17.00-$26.00 Price/Book Value       182.1%       May  1,965,614     shares
  December 31, 1995          $17.25*                                   June    256,224     shares
- -------------------------------------------------------------------------------------------------

*Closing price.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Texas Regional Bancshares, Inc.

     July 24, 1996                      /s/ G. E. Roney
- ------------------------  -------------------------------------------
          Date                            G. E. Roney
                                     CHAIRMAN OF THE BOARD,
                                       PRESIDENT & CHIEF
                                       EXECUTIVE OFFICER

     July 24, 1996                  /s/ George R. Carruthers
- ------------------------  -------------------------------------------
          Date                        George R. Carruthers
                                    EXECUTIVE VICE PRESIDENT
                                   & CHIEF FINANCIAL OFFICER