Form 10-Q
period 1996-09-30
TEXAS REGIONAL BANCSHARES INC
filed 1996-10-16
CIK 787648

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

             Class A Voting Common Stock 8,708,898 shares $1 par value, outstanding as of September 30, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The information called for by Item 1. is Incorporated herein by reference to pages 4 through 11 of the Texas Regional Bancshares, Inc. Third quarter Report to Shareholders (September 30, 1996).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information called for by Item 2. is incorporated herein by reference to pages 12 through 24 ("Management's Discussion and Analysis of Financial Condition and Results of Operations"), of the Texas Regional Bancshares, Inc. Third quarter Report to Shareholders (September 30, 1996).

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

        19. Texas Regional Bancshares, Inc. Third Quarter Report to Shareholders (September 30, 1996)

        27. Financial Data Schedule

    (b) Reports on Form 8-K.

        None

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  September 30,      December 31,
                                                              ---------------------  -------------
(Dollars in Thousands)                                           1996       1995         1995
--------------------------------------------------------------------------------------------------
Assets
  Cash and Due From Banks                                     $   47,258  $  26,356    $  30,933
  Federal Funds Sold                                              31,835      9,300        3,600
--------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                               79,093     35,656       34,533
  Securities Available for Sale                                  208,143     82,259       63,150
  Securities Held to Maturity (Estimated Market Value of
   $135,039 and $78,043 at September 30, 1996 and 1995,
   respectively, and $68,962 at December 31, 1995)               134,840     77,800       68,491
  Loans, Net of Unearned Discount of $1,611 and $1,293 at
   September 30, 1996 and 1995, respectively and $1,272 at
   December 31, 1995                                             705,801    394,607      450,854
  Less Allowance for Loan Losses                                  (9,921)    (4,121)      (4,542)
--------------------------------------------------------------------------------------------------
  Net Loans                                                      695,880    390,486      446,312
  Premises and Equipment, Net                                     36,193     17,400       18,374
  Accrued Interest Receivable                                     15,619      6,444        6,319
  Other Real Estate                                                1,405      1,413        1,273
  Intangibles                                                     24,906      5,674        5,711
  Other Assets                                                    17,041      2,155        2,606
--------------------------------------------------------------------------------------------------
    Total Assets                                              $1,213,120  $ 619,287    $ 646,769
--------------------------------------------------------------------------------------------------
Liabilities
  Deposits
    Demand                                                    $  167,439  $ 108,140    $ 120,414
    Savings                                                       94,680     36,924       36,133
    Money Market Checking and Savings                            248,870    127,782      127,687
    Time Deposits                                                555,241    280,856      295,497
--------------------------------------------------------------------------------------------------
      Total Deposits                                           1,066,230    553,702      579,731
  Federal Funds Purchased and Securities Sold Under
   Repurchase Agreements (Note 3)                                    408        750          757
  Accounts Payable and Accrued Liabilities                        22,951      4,091        3,561
--------------------------------------------------------------------------------------------------
    Total Liabilities                                          1,089,589    558,543      584,049
--------------------------------------------------------------------------------------------------
Commitment and Contingencies (Note 6)
Shareholders' Equity
  Preferred Stock; $1.00 par value, 10,000,000 Shares
   Authorized; None Issued and Outstanding                            --         --           --
  Common Stock - Class A; $1.00 par value, 20,000,000 Shares
   Authorized; Issued and Outstanding, 8,708,898 shares at
   September 30, 1996, 6,193,629 shares at September 30,
   1995 and 6,196,791 shares at December 31, 1995 (Notes 2
   and 5)                                                          8,708      6,193        6,196
  Paid-In Capital                                                 78,605     29,204       29,239
  Retained Earnings                                               36,193     25,368       27,168
  Unrealized Gain (Loss) on Securities Available for Sale             25        (21)         117
--------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                   123,531     60,744       62,720
--------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                $1,213,120  $ 619,287    $ 646,769
--------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                        Nine Months
                                                                 Quarter Ended             Ended
                                                                 September 30,         September 30,
                                                              --------------------  --------------------
(Dollars in Thousands, Except Per Share Data)                   1996       1995       1996       1995
--------------------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                                       $  17,514  $   9,452  $  43,024  $  26,807
  Investment Securities
    Taxable                                                       4,856      1,837      9,324      4,945
    Tax-Exempt                                                      651         70      1,158        215
  Federal Funds Sold                                                435        510      1,139        926
--------------------------------------------------------------------------------------------------------
    Total Interest Income                                        23,456     11,869     54,645     32,893
--------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                       10,063      4,846     22,972     12,827
  Federal Funds Purchased and Securities Sold Under
   Repurchase Agreements                                              4         11         16         38
  Short-Term Borrowing                                               --         --         --         16
--------------------------------------------------------------------------------------------------------
    Total Interest Expense                                       10,067      4,857     22,988     12,881
--------------------------------------------------------------------------------------------------------
Net Interest Income                                              13,389      7,012     31,657     20,012
Provision for Loan Losses                                           549        372      1,326      1,060
--------------------------------------------------------------------------------------------------------
    Net Interest Income After Provision for Loan Losses          12,840      6,640     30,331     18,952
--------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                             1,380        899      3,486      2,517
  Other Service Charges                                             261        192        733        688
  Trust Service Fees                                                359        314      1,110        917
  Investment Security Gains (Losses)                                156         --        157        (13)
  Data Processing Service Fees                                      225        112        671        270
  Other Operating Income                                            112        106        427        410
--------------------------------------------------------------------------------------------------------
    Total Noninterest Income                                      2,493      1,623      6,584      4,789
--------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                                  4,002      2,454     10,062      7,004
  Net Occupancy Expense                                             545        277      1,367        790
  Equipment Expense                                                 906        535      2,306      1,464
  Other Real Estate (Income) Expense, Net                             1         60        (39)       152
  Other Noninterest Expense                                       2,519      1,368      6,298      4,532
--------------------------------------------------------------------------------------------------------
    Total Noninterest Expense                                     7,973      4,694     19,994     13,942
--------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                                  7,360      3,569     16,921      9,799
Income Tax Expense                                                2,205      1,292      5,535      3,494
--------------------------------------------------------------------------------------------------------
Net Income                                                    $   5,155  $   2,277  $  11,386  $   6,305
--------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share (Note 2)
  Net Income                                                  $    0.58  $    0.37  $    1.51  $    1.02
  Weighted Average Number of Common Shares Outstanding (In
   Thousands)                                                     8,837      6,223      7,563      6,209
--------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common Share (Note 2)
  Net Income                                                  $    0.58  $    0.36  $    1.50  $    1.01
  Weighted Average Number of Common Shares Outstanding (In
   Thousands)                                                     8,844      6,242      7,570      6,220
--------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) For the Year Ended December 31, 1995
And the Nine Months Ended September 30, 1996

                                                                               Unrealized
                                           Class A                             Gain (Loss)
                                           Voting                             on Securities     Total
                                           Common      Paid-in    Retained      Available    Shareholders'
(Dollars in Thousands)                      Stock      Capital    Earnings      for Sale        Equity
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                $   6,193   $  29,204   $  20,921     $    (587)    $   55,731
Exercise of stock options, 3,162 shares
 of Class A Voting Common Stock                   3          35          --            --             38
Change in Unrealized Gain (Loss) on
 Securities Available for Sale                   --          --          --           704            704
Class A Voting Common Stock Cash
 Dividends                                       --          --      (2,478)           --         (2,478)
Net Income for the Year ended December
 31, 1995                                        --          --       8,725            --          8,725
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    6,196      29,239      27,168           117         62,720
Change in Unrealized Gain (Loss) on
 Securities Available for Sale                   --          --          --           (92)           (92)
Class A Voting Common Stock Cash
 Dividends                                       --          --      (2,361)           --         (2,361)
Sale of 2,510,000 shares of Class A
 Voting Common Stock                          2,510      49,343          --            --         51,853
Exercise of stock options, 2,107 shares
 of Class A Voting Common Stock                   2          23          --            --             25
Net Income for the Nine Months Ended
 September 30, 1996                              --          --      11,386            --         11,386
---------------------------------------------------------------------------------------------------------
Balance, September 30, 1996               $   8,708   $  78,605   $  36,193     $      25     $  123,531
---------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 1996 and 1995

(Dollars in Thousands)                                                                        1996       1995
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                                             $  11,386  $   6,305
  Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
    Depreciation, Amortization and Accretion, Net                                            1,997      1,480
    Provision for Loan Losses                                                                1,326      1,060
    Provision for Estimated Losses on Other Real Estate and Other Assets                        35        119
    (Gain) Loss on Sale of Other Real Estate                                                  (123)        73
    (Gain) Loss on Sale of Securities Available for Sale                                      (157)        13
    Gain on Sale of Fixed Assets                                                                (1)        (1)
    (Gain) Loss on Sale of Other Assets                                                         28         (2)
    Increase in Accrued Interest Receivable and Other Assets                               (12,440)    (4,917)
    Increase in Accounts Payable and Accrued Liabilities                                    10,838      1,258
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                   12,889      5,388
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale                                      93,362      8,957
  Proceeds from Maturing Securities Available for Sale                                      37,984     28,000
  Purchases of Securities Available for Sale                                               (99,117)   (63,506)
  Proceeds from Maturing Securities Held to Maturity                                        36,465      9,460
  Purchases of Securities Held to Maturity                                                 (89,586)   (15,622)
  Proceeds from Sale of Loans                                                                6,142         --
  Purchases of Loans                                                                        (2,012)   (44,474)
  Loan Origination and Advances                                                            (19,699)   (11,459)
  Recoveries of Charged-Off Loans                                                              392        478
  Proceeds from Sale of Other Assets                                                           111         14
  Proceeds from Sale of Other Real Estate                                                    1,537        994
  Proceeds from Sale of Fixed Assets                                                            44          2
  Purchases of Premises and Equipment                                                       (4,073)    (3,385)
  Net Cash Used in Mergers (Note 7)                                                        (15,404)        --
-------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                      (53,854)   (90,541)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase in Demand Deposits, Money Market Checking and Savings Accounts                6,045      3,764
  Net Increase in Time Deposits                                                             30,061     77,830
  Proceeds from Sale of Common Stock                                                        51,878         --
  Net Increase (Decrease) in Securities Sold Under Repurchase Agreements                      (349)      (399)
  Net Decrease in Short-Term Borrowings                                                         --       (429)
  Cash Dividends Paid on Class A Voting Common Stock (Note 7)                               (2,110)    (1,734)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                   85,525     79,032
-------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                            44,560     (6,121)
Cash and Cash Equivalents at Beginning of Year                                              34,533     41,777
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Quarter                                              $  79,093  $  35,656
-------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                                          $  21,925  $  12,157
  Income Taxes Paid                                                                          6,462      3,063
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable                   1,415        337
  Loans Originated to facilitate Sale of Other Real Estate                                     N/A        N/A
The Company acquired First State Bank & Trust Co., Mission Texas and The Border Bank,
 Hidalgo, Texas on May 14, 1996. Assets Acquired After Purchase Accounting Adjustments
 are as follows:
  Fair Value of Assets Acquired                                                          $ 554,240        N/A
  Cash Paid for the Capital Stock                                                          (95,500)       N/A
  Liabilities Assumed                                                                      458,740        N/A
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

NOTE 5 -- COMMON STOCK

On May 14, 1996, Texas Regional Bancshares, Inc. completed its public offering of 2.5 million shares of the Company's Class A Voting Common Stock (priced at $22.25). On May 14, 1996, Texas Regional Bancshares, Inc. also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas, (the "Mergers"), through merger with Texas State Bank, the principal operating subsidiary of Texas Regional Bancshares, Inc. The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company.

On September 10, 1996, the Board of Directors approved a $0.10 per share cash dividend for shareholders of record on October 7, 1996 and payable on October 15, 1996.

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

The Bank owns and is the beneficiary of four life insurance policies on the employees or former employees covered by the deferred compensation plans. The life insurance policies' face values are amounts approximately equal to the total benefits paid under the plans.

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

The following Unaudited Pro Forma Combined Condensed Statements of Income for the nine months ended September 30, 1996 and 1995, assumes the Mergers and the RGC/Roma Branch Acquisitions occurred January 1, 1995. Intangibles arising from the Mergers and RGC/Roma Branch Acquisitions are approximately $20.0 million and $4.1 million, respectively. The pro forma adjustments reflect the amortization of the Core Deposit premium over a 10-year period and the Goodwill intangible over a 15-year period, the reduced interest income on the $47.6 million net purchase price ($99.5 million less $51.9 million) of the Acquisition and $4.25 million purchase price of the RGC/Roma Branch Acquisitions at an interest rate of 5.43% and 5.93% for the nine months ended September 30, 1996 and 1995, respectively and the tax effect of the prior two transactions using an effective tax rate of 35% for 1996 and an effective tax rate of 34% for 1995. The pro forma results do not necessarily represent the actual results that would have occurred and should not be considered indicative of future results of operations.

Pro Forma Combined Condensed
Statements of Income
For the Nine Months Ended
September 30, 1996 (Unaudited)                                First
(Dollars in Thousands                             Texas       State      Border      Pro Forma    Pro Forma
Except Per Share Data)                          Regional      Bank        Bank      Adjustments    Balance
------------------------------------------------------------------------------------------------------------
Interest Income                                 $  41,003   $  22,498   $   6,607    $    (947) A  $  69,161
Interest Expense                                   16,363       9,752       3,460           --       29,575
------------------------------------------------------------------------------------------------------------
Net Interest Income                                24,640      12,746       3,147         (947)      39,586
Provision for Loan Losses                           1,246       1,018         427           --        2,691
------------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for
   Loan Losses                                     23,394      11,728       2,720         (947)      36,895
------------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts               2,937         766         235           --        3,938
  Other Service Charges                               677         100          37           --          814
  Trust Service Fees                                1,082          53          --           --        1,135
  Other Operating Income                            1,211          55          34           --        1,300
------------------------------------------------------------------------------------------------------------
    Total Noninterest Income                        5,907         974         306           --        7,187
------------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                    8,563       2,142         780           --       11,485
  Net Occupancy Expense                             1,028         559         202           79B       1,868
  Equipment Expense                                 2,048         347          96           --        2,491
  Other Noninterest Expense                         4,613       2,709       1,042          609C       8,973
------------------------------------------------------------------------------------------------------------
    Total Noninterest Expense                      16,252       5,757       2,120          688       24,817
------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                   13,049       6,945         906       (1,635)      19,265
Income Tax Expense                                  4,162       2,172         234         (469) D      6,099
------------------------------------------------------------------------------------------------------------
Net Income                                      $   8,887   $   4,773   $     672    $  (1,166)   $  13,166
------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share
  Net Income                                    $    1.18                                         $    1.49
  Weighted Average Number of Common Shares
   Outstanding (In Thousands)                       7,563                                             8,844
------------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common Share
  Net Income                                    $    1.17                                         $    1.49
  Weighted Average Number of Common Shares
   Outstanding (In Thousands)                       7,570                                             8,844
------------------------------------------------------------------------------------------------------------

Pro Forma Combined Condensed
Statement of Income
For the Nine Months Ended
September 30, 1995 (Unaudited)                                  First
(Dollars in Thousands,                 Texas      RGC/Roma      State     Border     Pro Forma    Pro Forma
Except Per Share Data)               Regional     Branches      Bank       Bank     Adjustments    Balance
------------------------------------------------------------------------------------------------------------
Interest Income                      $  32,095    $   4,958   $  16,630  $   4,557   $  (2,267) A  $  55,973
Interest Expense                        12,510        2,177       6,520      2,161          --       23,368
-----------------------------------------------------------------------------------------------
Net Interest Income                     19,585        2,781      10,110      2,396      (2,267)      32,605
Provision for Loan Losses                1,054            6         217         72          --        1,349
------------------------------------------------------------------------------------------------------------
  Net Interest Income After
   Provision for Loan Losses            18,531        2,775       9,893      2,324      (2,267)      31,256
------------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit
   Accounts                              2,472          354         572        113          --        3,511
  Other Service Charges                    678           73         101         30          --          882
  Trust Service Fees                       917           --           2         --          --          919
  Other Operating Income                   664           39          98         --          --          801
------------------------------------------------------------------------------------------------------------
    Total Noninterest Income             4,731          466         773        143          --        6,113
------------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits         6,903        1,119       1,391        560          --        9,973
  Net Occupancy Expense                    770          137         288        136         159B       1,490
  Equipment Expense                      1,430          182         171         45          --        1,828
  Other Noninterest Expense              4,383          980       1,252        346       1,387C       8,348
------------------------------------------------------------------------------------------------------------
    Total Noninterest Expense           13,486        2,418       3,102      1,087       1,546       21,639
------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense         9,776          823       7,564      1,380      (3,813)      15,730
Income Tax Expense                       3,486          280       2,154        269      (1,095)D      5,094
------------------------------------------------------------------------------------------------------------
Net Income                           $   6,290    $     543   $   5,410  $   1,111   $  (2,718)   $  10,636
------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share
  Net Income                         $    1.01                                                    $    1.22
  Weighted Average Number of
   Common Shares Outstanding (In
   Thousands)                            6,209                                                        8,719
------------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common
 Share
  Net Income                         $    1.01                                                    $    1.22
  Weighted Average Number of
   Common Shares Outstanding (In
   Thousands)                            6,220                                                        8,730
------------------------------------------------------------------------------------------------------------

The Unaudited Pro Forma Combined Condensed Statements of Income for the nine months ended September 30, 1996 and 1995 assume the Mergers and the RGC/Roma Acquisition occurred January 1, 1995. In preparing the Unaudited Pro Forma Combined Condensed Statements of Income, the following adjustments were made:

(A) To record a reduction in interest income on the $47.6 million net purchase price ($99.5 million less $51.9 million) of the Mergers at an interest rate of 5.43% for the nine months ended September 30, 1996.

   To record a reduction in interest income on the $51.9 million net purchase price ($99.5 million less $51.9 million) of the Mergers and $4.25 million purchase price of the RGC/Roma Branch Acquisitions at an interest rate of 5.93% for the nine months ended September 30, 1995.

(B) To record depreciation on fair market value increases of depreciable fixed assets acquired in the Mergers.

(C) To record amortization of the goodwill and core deposit premium recorded in connection with the Mergers (for 1996 and 1995) and the RGC/Roma Branch Acquisitions (for 1995 only).

(D) To record the effect of the pro forma adjustments using an effective tax rate of 35% and 34% for the nine months ended September 30, 1996 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1996 was $5.2 million or $0.58 per share, reflecting a net increase of $2.9 million or $0.22 per share compared to net income of $2.3 million or $0.36 per share for the three months ended September 30, 1995. Net income for the nine months ended September 30, 1996 was $11.4 million or $1.50 per share, reflecting a net increase of $5.1 million or $0.49 per share compared to net income of $6.3 million or $1.01 per share for the nine months ended September 30, 1995. Earnings performance for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 reflected an improvement in net interest income and noninterest income, partially offset by an increase in noninterest expense and provision for loan losses. Earnings performance for the nine months ended September 30, 1996 compared to nine months ended September 30, 1996 reflected an increase in net interest income and noninterest income reduced by an increase in noninterest expense and provision for loan losses. A more detailed description of the results of operations is included in the presentation that follows.

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

The following table presents selected financial data regarding results of operations:

Condensed Quarterly Income                                                                  Nine Months Ended
Statements Taxable Equivalent                   1996                         1995
Basis                             ---------------------------------  --------------------     September 30,
(Dollars in Thousands,               THIRD      Second      First     Fourth      Third    --------------------
Except Per Share Data)              QUARTER     Quarter    Quarter    Quarter    Quarter     1996       1995
---------------------------------------------------------------------------------------------------------------
Interest Income                    $  24,086   $  18,621  $  13,176  $  12,804  $  11,904  $  55,883  $  33,002
Interest Expense                      10,067       7,640      5,281      5,171      4,857     22,988     12,881
---------------------------------------------------------------------------------------------------------------
Net Interest Income                   14,019      10,981      7,895      7,633      7,047     32,895     20,121
Provision for Loan Losses                549         316        461        625        372      1,326      1,060
Noninterest Income                     2,493       2,145      1,946      1,729      1,623      6,584      4,789
Noninterest Expense                    7,973       6,707      5,314      5,035      4,694     19,994     13,942
---------------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
 Adjustment and Income Tax
 Expense                               7,990       6,103      4,066      3,702      3,604     18,159      9,908
Taxable-Equivalent Adjustment            630         402        206        105         35      1,238        109
Income Tax Expense                     2,205       2,024      1,306      1,177      1,292      5,535      3,494
---------------------------------------------------------------------------------------------------------------
Net Income                         $   5,155   $   3,677  $   2,554  $   2,420  $   2,277  $  11,386  $   6,305
---------------------------------------------------------------------------------------------------------------
Net Income Per Common Share
  Primary                          $    0.58   $    0.49  $    0.41  $    0.39  $    0.37  $    1.51  $    1.02
  Fully Diluted                         0.58        0.49       0.41       0.39       0.36       1.50       1.01
---------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME

Taxable-equivalent net interest income was $14.0 million for the three months ended September 30, 1996, an increase of $7.0 million or 98.9% compared to the three months ended September 30, 1995 of $7.0 million. The net yield on total interest-earning assets, also referred to as interest rate margin, of 5.12% for the three months ended September 30, 1996 reflects a slight decrease of three basis points compared to 5.15% for the three months ended September 30, 1995. The interest rate margin of 5.22% for the nine months ended September 30, 1996 reflects a slight decrease of twelve basis points compared to 5.34% for the nine months ended September 30, 1995. Average total loans as a percentage of average total deposits for the three months and the nine months ended September 30, 1996 of 65.10% and 69.78%, respectively, reflect a decrease when compared to the three months and nine months ended September 30, 1995 of 69.53% and 71.88%, respectively. The ratios of loans to deposits as previously discussed reflects a shift in the earnings mix of interest earnings assets, primarily attributable to the Mergers, which has resulted in a slightly lower interest rate margin due to earning assets being invested in lower yielding securities and federal funds sold.

The following tables present for the three months ended September 30, 1996, June 30, 1996 and September 30, 1995 and for the nine months ended September 30, 1996, and September 30, 1995, the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective income tax rate for 1996 and a 34% effective income tax rate for 1995.

                                                                     Three Months Ended
Summary of Interest-Earning     ---------------------------------------------------------------------------------------------
Assets and Interest-Bearing              September 30, 1996                     June 30, 1996             September 30, 1995
Liabilities                     ------------------------------------  ---------------------------------  --------------------
Taxable-Equivalent Basis         Average                   Yield/      Average                Yield/      Average
(Dollars in Thousands)           Balance     Interest       Rate*      Balance   Interest      Rate*      Balance   Interest
-----------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets
  Loans
    Commercial                  $  236,520   $   5,753         9.68%  $ 219,886  $   5,353        9.79%  $ 117,378  $   2,950
    Real Estate                    396,418      10,187        10.22     316,383      7,968       10.13     215,052      5,505
    Consumer                        69,782       1,793        10.22      54,633      1,348        9.92      40,081        997
-----------------------------------------------------------------------------------------------------------------------------
      Total Loans                  702,720      17,733        10.04     590,902     14,669        9.98     372,511      9,452
-----------------------------------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                        311,355       4,856         6.20     188,087      2,750        5.88     130,504      1,837
    Tax-Exempt                      43,657       1,062         9.68      28,688        669        9.38       4,797        105
-----------------------------------------------------------------------------------------------------------------------------
      Total Investment
       Securities                  355,012       5,918         6.63     216,775      3,419        6.34     135,301      1,942
-----------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                32,336         435         5.35      39,492        534        5.44      34,971        510
-----------------------------------------------------------------------------------------------------------------------------
    Total Interest-Earning
     Assets                     $1,090,068      24,086         8.79   $ 847,169     18,622        8.84   $ 542,783     11,904
-----------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
  Savings and Time Deposits
    Savings                     $   98,010         797         3.24   $  71,487        557        3.13   $  32,701        221
    Money Market Checking and
     Savings                       251,692       1,761         2.78     190,602      1,328        2.80     131,691        899
    Time Deposits                  562,316       7,505         5.31     429,714      5,749        5.38     263,407      3,727
-----------------------------------------------------------------------------------------------------------------------------
      Total Savings and Time
       Deposits                    912,028      10,063         4.39     691,803      7,634        4.44     427,799      4,847
-----------------------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements               416           4          383         495          6        4.88         997         10
  Short-Term Borrowings                 --          --           --          --         --          --          75         --
-----------------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing
       Liabilities              $  912,434      10,067         4.39   $ 692,298      7,640        4.44   $ 428,871      4,857
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                          $  14,019                           $  10,982                          $   7,047
-----------------------------------------------------------------------------------------------------------------------------
Net Yield on Total
 Interest-Earning Assets                                       5.12%                              5.21%
-----------------------------------------------------------------------------------------------------------------------------
* Annualized

Assets and Interest-Bearing
Liabilities
Taxable-Equivalent Basis          Yield/
(Dollars in Thousands)             Rate*
------------------------------
Interest-Earning Assets
  Loans
    Commercial                        9.97%
    Real Estate                      10.16
    Consumer                          9.87
------------------------------
      Total Loans                    10.07
------------------------------
  Investment Securities
    Taxable                           5.58
    Tax-Exempt                        8.68
------------------------------
      Total Investment
       Securities                     5.69
------------------------------
  Federal Funds Sold                  5.79
------------------------------
    Total Interest-Earning
     Assets                           8.70
------------------------------
Interest-Bearing Liabilities
  Savings and Time Deposits
    Savings                           2.68
    Money Market Checking and
     Savings                          2.71
    Time Deposits                     5.61
------------------------------
      Total Savings and Time
       Deposits                       4.50
------------------------------
  Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements              3.98
  Short-Term Borrowings                 --
------------------------------
      Total Interest-Bearing
       Liabilities                    4.49
------------------------------
Net Interest Income
------------------------------
Net Yield on Total
 Interest-Earning Assets              5.15%
------------------------------
* Annualized

                                                                           Nine Months Ended
Summary of Interest-Earning                      ----------------------------------------------------------------------
Assets and Interest-Bearing                              September 30, 1996                  September 30, 1995
Liabilities                                      -----------------------------------  ---------------------------------
Taxable-Equivalent Basis                          Average                  Yield/      Average                Yield/
(Dollars in Thousands)                            Balance    Interest       Rate*      Balance   Interest      Rate*
-----------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets
  Loans
    Commercial                                   $ 210,232   $  15,265         9.70%  $ 120,272  $   8,919        9.91%
    Real Estate                                    317,476      24,085        10.13     200,994     15,350       10.21
    Consumer                                        55,964       4,231        10.10      34,819      2,538        9.75
-----------------------------------------------------------------------------------------------------------------------
      Total Loans                                  583,672      43,581         9.97     356,085     26,807       10.07
-----------------------------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                                        204,989       9,324         6.08     121,552      4,945        5.44
    Tax-Exempt                                      25,755       1,839         9.54       4,913        324        8.82
-----------------------------------------------------------------------------------------------------------------------
      Total Investment Securities                  230,744      11,163         6.46     126,465      5,269        5.57
-----------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                                28,152       1,139         5.40      20,871        926        5.93
-----------------------------------------------------------------------------------------------------------------------
    Total Interest-Earning Assets                $ 842,568      55,883         8.86   $ 503,421     33,002        8.76
-----------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
  Savings and Time Deposits
    Savings                                      $  68,950       1,607         3.11   $  29,361        585        2.66
    Money Market Checking and Savings              192,688       4,018         2.79     127,991      2,585        2.70
    Time Deposits                                  429,588      17,347         5.39     237,293      9,657        5.44
-----------------------------------------------------------------------------------------------------------------------
      Total Savings and Time Deposits              691,226      22,972         4.44     394,645     12,827        4.35
-----------------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Securities Sold
   Under Repurchase Agreements                         532          16         4.02       1,191         38        4.27
  Short-Term Borrowings                                 --          --           --         311         16        6.88
-----------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities         $ 691,758      22,988         4.44   $ 396,147     12,881        4.35
-----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                          $  32,895                           $  20,121
-----------------------------------------------------------------------------------------------------------------------
Net Yield on Total
  Interest-Earning Assets                                                      5.22%                              5.34%
-----------------------------------------------------------------------------------------------------------------------
* Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995. Nonaccrual loans are included in assets, thereby reducing yields. See "NONPERFORMING ASSETS". The allocation of the rate/volume variance has been made pro rata on the percentage that volume and rate variances produce in each category.

Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis
Nine months ended September 30,                                                 Due to Change in
1996 Compared to 1995                                         Net     -------------------------------------
(Dollars in Thousands)                                      Change     Volume      Rate       Rate/Volume
-----------------------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                                    $  16,774  $  17,141  $    (242)    $    (125)
  Investment Securities
    Taxable                                                    4,379      3,395        587           397
    Tax-Exempt                                                 1,515      1,375         27           113
  Federal Funds Sold                                             213        323        (82)          (28)
-----------------------------------------------------------------------------------------------------------
    Total Interest Income                                     22,881     22,234        290           357
-----------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                    10,145      9,649        278           218
  Federal Funds Purchased and Securities Sold Under
   Repurchase Agreements                                         (22)       (21)        (2)            1
  Short-Term Borrowings                                          (16)       (16)        --            --
-----------------------------------------------------------------------------------------------------------
    Total Interest Expense                                    10,107      9,612        276           219
-----------------------------------------------------------------------------------------------------------
Net Interest Income Before Allocation of Rate/Volume          12,774     12,622         14           138
-----------------------------------------------------------------------------------------------------------
Allocation of Rate/Volume                                         --         91         47          (138)
-----------------------------------------------------------------------------------------------------------
Changes in Net Interest Income                             $  12,774  $  12,713  $      61     $      --
-----------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 1996 of $549,000 reflects an increase of $177,000 or 47.6% compared to $372,000 for the three months ended September 30, 1995. The provision for loan losses for the nine months ended September 30, 1996 of $1.3 million reflects an increase of $266,000 or 25.1% compared to $1.1 million for the nine months ended September 30, 1995 and was primarily attributable to charged-off loans and new loan growth. See "ALLOWANCE FOR LOAN LOSSES."

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 1996 of $2.5 million increased $870,000 or 53.6% compared to $1.6 million for the three months ended September 30, 1995. All categories on noninterest income for the three months ended September 30, 1996 reflect increased income when compared to the three months ended September 30, 1995. Noninterest income for the nine months ended September 30, 1996 of $6.6 million increased $1.8 million or 37.5% compared to $4.8 million for the nine months ended September 30, 1995. All categories of noninterest income for the nine months ended September 30, 1996 reflect increased income compared to the nine months ended September 30, 1995. The increase in Noninterest Income for the three months ended September 30, 1996 compared to three months ended September 30, 1995 and for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 is primarily attributable to the Mergers, the RGC/Roma Branch Acquisitions, increased fee income from Total Service Charges, Trust Service Fees and Data Processing Service Fees. The increase in Service Charges on Deposit Accounts and Other Service Charges were both impacted by the Mergers, the RGC/Roma Branch Acquisitions and an increase in activity levels and additional volume. Trust Service Fees of $1.1 million for the nine months ended September 30, 1996 reflect a net increase of $193,000 or 21.0% when compared to $917,000 for the nine months ended September 30, 1995. The increase in Trust Service Fees is attributable to increases in both the number of trust accounts and the book value of assets managed. The increase in Data Processing Service Fees is primarily attributable to additional third party processing which began in the fourth quarter of 1995.

The following table summarizes the major noninterest income categories:

                                                    1996                             1995             Nine Months Ended
                                    -------------------------------------  ------------------------     September 30,
Noninterest Income                     Third       Second        First       Fourth        Third     --------------------
(Dollars in Thousands)                Quarter      Quarter      Quarter      Quarter      Quarter      1996       1995
-------------------------------------------------------------------------------------------------------------------------
Service Charges on Deposit
 Accounts                            $   1,380    $   1,167    $     939    $     955    $     899   $   3,486  $   2,517
Other Service Charges                      261          236          236          171          192         733        688
-------------------------------------------------------------------------------------------------------------------------
Total Service Charges                    1,641        1,403        1,175        1,126        1,091       4,219      3,205
Trust Service Fees                         359          385          366          339          314       1,110        917
Investment Securities Gains
 (Losses)                                  156           --            1          (98)          --         157        (13)
Data Processing Service Fees               225          226          220          171          112         671        270
Other Operating Income                     112          131          184          191          106         427        410
-------------------------------------------------------------------------------------------------------------------------
    Total                            $   2,493    $   2,145    $   1,946    $   1,729    $   1,623   $   6,584  $   4,789
-------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 1996 of $8.0 million increased $3.3 million or 69.9% compared to the three months ended September 30, 1995 of $4.7 million. Noninterest expense for the nine months ended September 30, 1996 of $20.0 million increased $6.1 million or 43.4% compared to the nine months ended September 30, 1995 of $13.9 million. The increase in noninterest expense for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 and for the nine months ended September 30, 1996 compared to nine months ended September 30, 1995 was primarily attributable to the Mergers, RGC/Roma Branch Acquisitions the increased volume of business conducted by the Company. Although Noninterest Expense has increased substantially, the efficiency ratios of 48.74% and 50.95% for the three months ended and the nine months ended September 30, 1996, respectively, reflect improvement when compared to efficiency ratios of 53.45% and 55.33% for the three months ended and the nine months ended September 30, 1995, respectively.

The largest category of noninterest expense, Salaries and Employee Benefits ("Personnel"), of $4.0 million for the three months ended September 30, 1996 increased $1.5 million or 63.1% compared to the three months ended September 30, 1995. Personnel expense of $10.1 million for nine months ended September 30, 1996 increased $3.1 million or 43.7% compared to the $7.0 million for the nine months ended September 30, 1995. Personnel expense increased for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 and for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily due to the Mergers, RGC/Roma Branch Acquisitions and staffing increases, including the staff acquired for the Company's second banking location in Weslaco, Texas, (the "New Weslaco Banking Location") and increases in payroll taxes, medical insurance premiums and pension expenses for all employees.

Net Occupancy expense of $545,000 for the three months ended September 30, 1996 increased $268,000 or 96.8% compared to $277,000 for the three months ended September 30, 1995. Net occupancy expense of $1.4 million for the nine months ended September 30, 1996 increased $577,000 or 73.0% compared to $790,000 for nine months ended September 30, 1995. The Net Occupancy expense increased for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 and for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily due to the occupancy expenses associated with the Mergers, the RGC/ Roma Branch Acquisitions and the New Weslaco Banking Location.

Equipment expense of $906,000 for the three months ended September 30, 1996 increased $371,000 or 69.3% compared to $535,000 for the three months ended September 30, 1995. Equipment expenses of $2.3 million for the nine months ended September 30, 1996 increased $842,000 or 57.5% compared to $1.5 million for the nine months ended September 30, 1995. Equipment expense increased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily due to expenses associated with the Mergers, the RGC/Roma Branch Acquisitions and the New Weslaco Banking Location.

Total Other Noninterest Expense of $2.5 million for the three months ended September 30, 1996 increased $1.2 million or 84.1% compared to $1.4 million for the three months ended September 30, 1995. Total Other Noninterest Expenses of $6.3 million for the nine months ended September 30, 1996 increased $1.8 million or 39.0% compared to $4.5 million for the nine months ended September 30, 1995. Total Other Noninterest Expense increased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily due to expenses associated with the Mergers, the RGC/Roma Branch Acquisitions and the New Weslaco Banking Location.

The following table displays the major noninterest expense categories:

                                                  1996                             1995             Nine Months Ended
                                  -------------------------------------  ------------------------     September 30,
Noninterest Expense                  Third       Second        First       Fourth        Third     --------------------
(Dollars in Thousands)              Quarter      Quarter      Quarter      Quarter      Quarter      1996       1995
-----------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits
  Salaries and Wages               $   3,169    $   2,680    $   2,163    $   2,076    $   1,954   $   8,012  $   5,529
  Employee Benefits                      833          643          574          483          500       2,050      1,475
-----------------------------------------------------------------------------------------------------------------------
    Total Salaries and Employee
     Benefits                          4,002        3,323        2,737        2,559        2,454      10,062      7,004
-----------------------------------------------------------------------------------------------------------------------
Net Occupancy Expense                    545          505          317          279          277       1,367        790
-----------------------------------------------------------------------------------------------------------------------
Equipment Expense                        906          757          643          564          535       2,306      1,464
-----------------------------------------------------------------------------------------------------------------------
Other Real Estate
  (Income) Expense, Net
    Rent Income                          (28)         (25)         (33)         (22)         (27)        (86)      (124)
    (Gain) Loss on Sale                  (76)         (48)          --          (71)          (6)       (124)        74
    Expense                               70           43           23           48           34         136         83
    Write-Downs                           35           --           --           --           59          35        119
-----------------------------------------------------------------------------------------------------------------------
    Total Other Real Estate
     (Income) Expense, Net                 1          (30)         (10)         (45)          60         (39)       152
-----------------------------------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public
   Relations                             283          305          212          187          203         800        585
  Amortization of Intangibles            534          326          123          123           88         983        200
  Data Processing and Check
   Clearing                              310          225          151          132          147         686        359
  Director Fees                           95           83           74           75           74         252        209
  Franchise Tax                           56           60           74           49           50         190        149
  Insurance                               79           58           43           39           38         180        189
  FDIC Insurance                           1            1            1           47          (29)          3        493
  Legal and Professional                 244          332          258          251          221         834        619
  Stationery and Supplies                250          223          194          184          182         667        474
  Telephone                               93           73           67           77           66         233        173
  Other Losses                           238          136          122          239          117         496        385
  Miscellaneous Expenses                 336          330          308          275          211         974        697
-----------------------------------------------------------------------------------------------------------------------
    Total Other Noninterest
     Expense                           2,519        2,152        1,627        1,678        1,368       6,298      4,532
-----------------------------------------------------------------------------------------------------------------------
    Total                          $   7,973    $   6,707    $   5,314    $   5,035    $   4,694   $  19,994  $  13,942
-----------------------------------------------------------------------------------------------------------------------

BALANCE SHEET ANALYSIS

The Company continues to experience growth as is reflected by the increase in total average assets presented below. The growth is primarily attributable to the Mergers, the RGC/Roma Branch Acquisition and additional capital. Average interest-earning assets for the three months ended September 30, 1996 of $1.1 billion increased $547.3 million or 100.8% compared to the three months ended September 30, 1995 of $542.8 million. Average interest-earning assets for the nine months ended September 30, 1996 of $842.6 million increased $339.1 million or 67.4% compared to the nine months ended September 30, 1995 of $503.4 million.

Average total deposits for the three months ended September 30, 1996 of $1.1 billion increased $543.8 million or 101.5% compared to the three months ended September 30, 1996 of $535.7 million primarily due to the Mergers and the RGC/Roma Branch Acquisition. Average total deposits for the nine months ended September 30, 1996 of $836.4 million increased $341.1 million or 68.8% compared to the nine months ended September 30, 1995 of $495.4 million.

The following table presents the consolidated average balance sheets:

                                           1996                        1995           Nine Months Ended
                             --------------------------------  --------------------     September 30,
Average Balance Sheets         Third      Second      First     Fourth      Third    --------------------
(In Thousands)                Quarter     Quarter    Quarter    Quarter    Quarter     1996       1995
---------------------------------------------------------------------------------------------------------
Assets
Loans                        $  702,720  $ 590,902  $ 457,394  $ 412,841  $ 372,511  $ 583,672  $ 356,085
Investment Securities
  Taxable                       311,355    188,087    115,525    139,688    130,504    204,989    121,552
  Tax-Exempt                     43,657     28,688      4,920      4,889      4,797     25,755      4,913
Federal Funds Sold               32,336     39,492     12,628     16,615     34,971     28,152     20,871
---------------------------------------------------------------------------------------------------------
    Total Interest-Earning
     Assets                   1,090,068    847,169    590,467    574,033    542,783    842,568    503,421
Cash and Due from Banks          48,723     46,135     35,081     31,520     31,538     43,313     31,028
Bank Premises and
 Equipment, Net                  36,244     27,996     18,680     17,739     16,535     27,640     15,907
Other Assets                     48,260     31,507     16,215     15,967     14,419     31,994     12,687
Allowance for Loan Losses       (10,061)    (7,614)    (4,804)    (4,347)    (4,331)    (7,493)    (4,095)
---------------------------------------------------------------------------------------------------------
    Total                    $1,213,234  $ 945,193  $ 655,639  $ 634,912  $ 600,944  $ 938,022  $ 558,948
---------------------------------------------------------------------------------------------------------
Liabilities
Demand Deposits
  Commercial and Individual  $  161,378  $ 146,191  $ 111,171  $  95,864  $ 105,812  $ 139,580  $  97,076
  Public Funds                    6,100      5,301      5,393     17,377      2,109      5,598      3,633
---------------------------------------------------------------------------------------------------------
    Total Demand Deposits       167,478    151,492    116,564    113,241    107,921    145,178    100,709
---------------------------------------------------------------------------------------------------------
Savings
  Commercial and Individual      97,440     70,943     36,872     36,810     32,332     68,409     29,237
  Public Funds                      570        544        481        547        369        541        124
Money Market Checking and
 Savings Accounts
  Commercial and Individual     190,837    147,083    107,433    106,498    104,128    148,451    100,342
  Public Funds                   60,855     43,519     28,337     25,577     27,563     44,237     27,649
Time Deposits
  Commercial and Individual     474,521    383,318    285,402    273,127    246,797    379,980    219,579
  Public Funds                   87,795     46,396     11,332     11,662     16,610     49,608     17,714
---------------------------------------------------------------------------------------------------------
    Total Interest-Bearing
     Deposits                   912,018    691,803    469,857    454,221    427,799    691,226    394,645
---------------------------------------------------------------------------------------------------------
    Total Deposits            1,079,496    843,295    586,421    567,462    535,720    836,404    495,354
---------------------------------------------------------------------------------------------------------
Federal Funds Purchased and
 Securities Sold Under
 Repurchase Agreements              416        495        685        799        997        532      1,191
Short-Term Borrowings                --         --         --         --         75         --        311
Other Liabilities                11,096      7,305      4,375      4,310      4,231      7,592      3,675
Shareholders' Equity            122,226     94,098     64,158     62,341     59,921     93,494     58,417
---------------------------------------------------------------------------------------------------------
    Total                    $1,213,234  $ 945,193  $ 655,639  $ 634,912  $ 600,944  $ 938,022  $ 558,948
---------------------------------------------------------------------------------------------------------

RISK ANALYSIS OF THE LOAN PORTFOLIO

The Company manages its credit risk by establishing and implementing strategies and guidelines appropriate to the characteristics of borrowers, industries, geographic locations and risk products. Diversification of risk within each of these areas is a primary objective. Policies and procedures are developed to ensure that loan commitments conform to current strategies and guidelines. Management continues to refine the Company's credit policies and procedures to address the risks in the current and prospective environment and to reflect management's current strategic focus. The credit process is controlled with continuous review and analysis by independent credit review, internal and external auditors and regulatory authorities.

The Company has collateral management policies in place to ensure that collateral lending of all types is approached on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes accounts receivable and inventory, marketable securities, equipment, and agricultural products. Autos, deeds of trust, life insurance, and marketable securities are accepted as collateral for the installment loan portfolio.

Total loans at September 30, 1996 of $705.8 million increased $311.2 million or 78.9% compared to September 30, 1995 levels of $394.6 million and increased $7.4 million or 1.1% compared to June 30, 1996 levels of $698.4 million. The increase in loans is partially attributable to the Mergers. The Company's commercial loans are widely diversified by borrower and industry group. The minimal growth in loans during the quarter ended September 30, 1996 compared to the quarter ended June 30, 1996 was a result of seasonal payment on agricultural credits carried by the recently acquired banks.

The following table presents the composition of the loan portfolio for the last five quarters:

                                                               1996                         1995
                                                 ---------------------------------  --------------------
Loan Portfolio Composition                          Third      Second      First     Fourth      Third
(In Thousands)                                     Quarter     Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------------------------------------------
Commercial                                        $ 177,277   $ 178,171  $ 116,816  $ 112,042  $ 105,395
Commercial Tax-Exempt                                39,533      35,572     34,401     34,419        397
--------------------------------------------------------------------------------------------------------
Total Commercial Loans                              216,810     213,743    151,217    146,461    105,792
--------------------------------------------------------------------------------------------------------
Agricultural                                         21,392      32,742     28,447     25,097     19,247
--------------------------------------------------------------------------------------------------------
Real Estate
  Construction                                       45,053      44,520     28,682     29,967     25,998
  Commercial Mortgage                               224,010     217,514    136,057    129,953    128,979
  Agricultural Mortgage                              28,494      27,413     17,785     17,057     15,284
  1-4 Family Mortgage                                99,167      96,922     61,704     59,052     54,836
--------------------------------------------------------------------------------------------------------
Total Real Estate                                   396,724     386,369    244,228    236,029    225,097
--------------------------------------------------------------------------------------------------------
Consumer                                             70,875      65,580     43,167     43,267     44,471
--------------------------------------------------------------------------------------------------------
    Total Loans                                   $ 705,801   $ 698,434  $ 467,059  $ 450,854  $ 394,607
--------------------------------------------------------------------------------------------------------

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

Loans which are contractually past due 90 days or more which are both well secured or guaranteed by financially responsible third parties and in the process of collection generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at September 30, 1996 of $3.4 million reflects an increase of $3.2 million compared to the September 30, 1995 level of $244,000. Accruing Loans, 90 days or more past due at September 30, 1996 consist of 181 notes of which only four are in excess of $100,000, all of which are in the process of collection.

Nonperforming assets at September 30, 1996 of $5.4 million increased $2.3 million or 76.8% compared to $3.0 million at September 30, 1995. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

The Company's classification of nonperforming loans includes those loans where management believes collection is doubtful. Management is not aware of any specific borrower relationships that are not reported as nonperforming where management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

An analysis of the components of nonperforming assets for the last five quarters is presented in the following table:

                                                                    1996                             1995
                                                    -------------------------------------  ------------------------
Nonperforming Assets                                   Third       Second        First       Fourth        Third
(Dollars in Thousands)                                Quarter      Quarter      Quarter      Quarter      Quarter
-------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans                                     $   3,801    $   3,748    $   2,855    $   2,092    $   1,519
Renegotiated Loans                                           2            4            5            6            8
-------------------------------------------------------------------------------------------------------------------
Nonperforming Loans                                      3,803        3,752        2,860        2,098        1,527
Other Nonperforming Assets
  (Primarily Other Real Estate)                          1,551        1,976        1,463        1,489        1,502
-------------------------------------------------------------------------------------------------------------------
    Total Nonperforming Assets                           5,354        5,728        4,323        3,587        3,029
Accruing Loans 90 Days or More Past Due                  3,446        2,107          533          642          244
-------------------------------------------------------------------------------------------------------------------
    Total Nonperforming Assets and Accruing Loans
     90 Days or More Past Due                        $   8,800    $   7,835    $   4,856    $   4,229    $   3,273
-------------------------------------------------------------------------------------------------------------------
Nonperforming Loans as a % of Total Loans                 0.54%        0.54%        0.61%        0.47%        0.39%
Nonperforming Assets as a % of Total Loans and
 Other Nonperforming Assets                               0.76         0.82         0.92         0.79         0.76
Nonperforming Assets as a % of Total Assets               0.44         0.47         0.66         0.55         0.49
Nonperforming Assets and Accruing Loans 90 Days or
 More Past Due as a % of Total Loans and Other
 Nonperforming Assets                                     1.24         1.12         1.04         0.94         0.83
-------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 1996 of $9.9 million increased $5.8 million or 140.7% compared to the September 30, 1995 balance of $4.1 million and decreased $26,000 or 0.3% compared to the June 30, 1996 balance of $9.9 million. The allowance for loan losses at September 30, 1996 reflects an additional reserve of $4.6 million attributable to loans acquired in the Mergers. The allowance for loan losses at September 30, 1996 was 1.41% of loans outstanding, net of unearned discount at September 30, 1996, up from 1.04% at September 30, 1995. The allowance for loans losses as a percentage of nonperforming assets was 185.30% at September 30, 1996, reflecting an increase when compared to 136.1% at September 30, 1995.

The following table summarizes the transactions in the allowance for loan losses:

                                                 1996                             1995             Nine Months Ended
Allowance for Loan               -------------------------------------  ------------------------     September 30,
Loss Activity                       Third       Second        First       Fourth        Third     --------------------
(Dollars in Thousands)             Quarter      Quarter      Quarter      Quarter      Quarter      1996       1995
----------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period    $   9,947    $   4,890    $   4,542    $   4,121    $   3,980   $   4,542  $   3,511
Balance from Acquisitions                --        4,647           --           --          450       4,647        450
Provision for Loan Losses               549          316          461          625          372       1,326      1,060
Charge-Offs
  Commercial                            296           14           60           93          236         370        720
  Agricultural                            6            8           --           --          405          14        416
  Real Estate                            35           24            4           50           --          63         61
  Consumer                              380           53          106          119           85         539        181
----------------------------------------------------------------------------------------------------------------------
    Total Charge-Offs                   717           99          170          262          726         986      1,378
----------------------------------------------------------------------------------------------------------------------
Recoveries
  Commercial                             30           84           33           42           30         147        359
  Agricultural                           --           --           --            1           --          --         65
  Real Estate                            37           59            7           --            2         103          4
  Consumer                               75           50           17           15           13         142         50
----------------------------------------------------------------------------------------------------------------------
    Total Recoveries                    142          193           57           58           45         392        478
----------------------------------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries)            575          (94)         113          204          681         594        900
----------------------------------------------------------------------------------------------------------------------
Balance at End of Period          $   9,921    $   9,947    $   4,890    $   4,542    $   4,121   $   9,921  $   4,121
----------------------------------------------------------------------------------------------------------------------
Ratio of Allowance for Loan
 Losses to Loans Outstanding,
 Net of Unearned Discount              1.41%        1.42%        1.05%        1.01%        1.04%
Ratio of Allowance For Loan
 Losses to Nonperforming Assets      185.30       173.66       113.12       126.62       136.05
Ratio of Net Charge-Offs
 (Recoveries) to Average Total
 Loans Outstanding, Net of
 Unearned Discount                     0.08            *         0.10         0.30         0.18
----------------------------------------------------------------------------------------------------------------------

* Not meaningful.

DEPOSITS

Total deposits at September 30, 1996 of $1.1 billion increased $512.5 million or 92.6% compared to the September 30, 1995 balance of $553.7 million and decreased $22.4 million or 2.1% compared to June 30, 1996 of $1.1 billion. The increase in total deposits from September 30, 1995 to September 30, 1996 is primarily attributable to the Mergers. The decrease in deposits from June 30, 1996 to September 30, 1996 is primarily attributable to the decline in Public Funds deposits. Total Public Funds deposits at September 30, 1996 of $156.7 million decreased $13.8 million or 8.1% compared to the June 30, 1996 level of $170.5 million.

The following table presents the composition of total deposits for the last five quarters:

                                                          1996                         1995
                                            ---------------------------------  --------------------
Total Deposits                                Third       Second      First     Fourth      Third
(In Thousands)                               Quarter     Quarter     Quarter    Quarter    Quarter
---------------------------------------------------------------------------------------------------
Demand Deposits
  Commercial and Individual                 $  159,545  $  169,838  $ 113,072  $ 113,345  $ 102,733
  Public Funds                                   7,894       5,992      7,015      7,069      5,407
---------------------------------------------------------------------------------------------------
    Total Demand Deposits                      167,439     175,830    120,087    120,414    108,140
---------------------------------------------------------------------------------------------------
Interest-Bearing Deposits
  Savings
    Commercial and Individual                   94,116      98,584     38,427     35,521     36,428
    Public Funds                                   564         947        423        612        496
  Money Market Checking and Savings
    Commercial and Individual                  180,051     182,527    106,861    105,409    103,704
    Public Funds                                68,819      66,834     20,361     22,278     24,078
  Time Deposits
    Commercial and Individual                  475,846     467,194    287,827    285,545    265,728
    Public Funds                                79,395      96,686     12,008      9,952     15,128
---------------------------------------------------------------------------------------------------
    Total Interest-Bearing Deposits            898,791     912,772    465,907    459,317    445,562
---------------------------------------------------------------------------------------------------
        Total Deposits                      $1,066,230  $1,088,602  $ 585,994  $ 579,731  $ 553,702
---------------------------------------------------------------------------------------------------

CAPITAL AND LIQUIDITY

Shareholders' equity at September 30, 1996 of $123.5 million increased $62.8 million or 103.4% compared to the September 30, 1995 level of $60.7 million and increased $60.8 million or 97.0% compared to the December 31, 1995 level of $62.7 million. The increase in shareholders' equity at September 30, 1996 compared to September 30, 1995 and December 31, 1995 was primarily attributable to a public offering of 2.5 million shares of the Company's Class A Voting Common stock, (priced at $22.25 per share) and net income.

The risk-based capital standards as established by the Federal Reserve Board require all bank holding companies to meet a minimum ratio of qualifying Total Capital to weighted risk assets of 8.0%, of which at least 4.0% should be in the form of Tier I Capital. Under these regulations, a well-capitalized institution is defined as having a Tier 1 ratio of 6.0%, a Total Capital ratio of 10.0% and a Leverage ratio of 5.0%. At September 30, 1996 the approximate ratios were 12.30% for Tier 1 Capital, 13.53% for Total Capital and 8.32% for a Leverage ratio.

Liability liquidity is provided by access to core funding sources, principally various customers' interest bearing and noninterest bearing deposit accounts in the Company's natural trade area. The Company does not have or solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. These sources of liquidity are short-term in nature and are not used to fund asset growth.

For the nine months ended September 30, 1996, liquidity was enhanced by net cash provided by operating activities of $12.9 million and net cash provided by financing activities of $85.5 million. The increase in net cash provided by financing activities was primarily attributable to $51.9 million of proceeds from the sale of stock and the $36.1 million net increase in deposits which was primarily attributable to the Mergers. The increase in cash and cash equivalents was offset by $53.9 million net cash used in investing activities which consisted primarily of funding $21.7 million of purchases, originations and advances of loans, net investment purchases (purchases less proceeds from sales and maturities) of $20.9 million and $15.4 million net cash used in completing the Mergers. As a result, net cash and cash equivalents at September 30, 1996 of $79.1 million increased $44.6 million or 129.0% compared to net cash and cash equivalents at December 31, 1995 of $34.5 million.

SELECTED FINANCIAL DATA

                                                                 Three Months Ended       Six Months Ended
                                                                   September 30,           September 30,
                                                               ----------------------  ----------------------
Ratio Analysis (Annualized)                                       1996        1995        1996        1995
-------------------------------------------------------------------------------------------------------------
Return on Average Assets                                            1.69%       1.50%       1.62%       1.51%
Return on Average Shareholders' Equity                             16.78       15.08       16.27       14.43
Dividend Payout Ratio                                              17.24       27.78       20.00       29.70
Net Interest Income to Total Average Earning Assets*                5.12        5.15        5.22        5.34
Efficiency Ratio*                                                  48.74       53.45       50.95       55.33
Total Average Loans to Total Average Deposits                      65.10       69.53       69.78       71.88
Average Equity to Average Assets                                   10.07        9.97        9.97       10.45
-------------------------------------------------------------------------------------------------------------

* Taxable-Equivalent Basis Assuming a 35% tax rate for 1996 and a 34% tax rate for 1995.

COMMON STOCK TRADING DATA                                  (NASDAQ National Market System)
-------------------------------------------------------------------------------------------------
                                                                            Trading Volume (1996)
Price
  September 30,
   1996                      $28.75 Book Value            $14.18       July    320,182     shares
  1996 price range    $17.00-$29.25 Price/Book Value       202.8%    August    401,300     shares
  December 31, 1995          $17.25*                              September    213,025     shares
-------------------------------------------------------------------------------------------------

*Closing price.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Texas Regional Bancshares, Inc.

    October 16, 1996                    /s/  G. E. Roney
------------------------  -------------------------------------------
          Date                            G. E. Roney
                                     CHAIRMAN OF THE BOARD,
                                       PRESIDENT & CHIEF
                                       EXECUTIVE OFFICER

    October 16, 1996               /s/  George R. Carruthers
------------------------  -------------------------------------------
          Date                        George R. Carruthers
                                    EXECUTIVE VICE PRESIDENT
                                   & CHIEF FINANCIAL OFFICER