Form 10-K405
period 1996-12-31
TEXAS REGIONAL BANCSHARES INC
filed 1997-03-12
CIK 787648

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                  or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was $238,207,229.00.

    The number of shares outstanding of each of the registrant's classes of common stock, as of March 10, 1997 are as follows:

                       Class A Voting Common - 8,708,898 shares

                         DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting on April 14, 1997                 Part III

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Texas Regional Bancshares, Inc. ("Texas Regional" or the "Company"), a Texas business corporation registered as a bank holding company under the Bank Holding Company Act of 1956, was incorporated in 1983. On May 14, 1996, the Company completed its secondary public offering of 2.5 million shares of the Company's Class A Voting Common Stock (priced at $22.25 per share). The Company also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas, (the "Mergers"), through merger with the Company's subsidiary Texas State Bank (the "Bank"). The Bank operates fifteen banking locations in the Rio Grande Valley: five banking locations in McAllen (including its main office), three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Harlingen, Hidalgo, Penitas, Rio Grande City and Roma. The Bank's sixteenth banking location will be in Edinburg, Texas with anticipated opening in late 1997. At December 31, 1996, Texas Regional had consolidated total assets of $1.2 billion, loans outstanding (net of unearned discount) of $757.7 million, total deposits of $1.1 billion, and shareholders' equity of $128.1 million.

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

   The Bank has also expanded the services which it provides to third party correspondent banks. The Bank's data processing center, for example, presently serves three banks in addition to providing data processing services for all of the Bank's banking locations.

  Management believes there may be opportunities to expand by acquiring financial institutions or by acquiring assets and deposits that will allow the Company to enter adjacent markets or further increase market share in existing markets. Management intends to pursue acquisition opportunities in strategic markets in circumstances in which management believes that its managerial, operational and capital resources will enhance the performance of acquired institutions. There are currently no agreements or understandings related to any acquisition.

COMPETITION

    Texas Regional's operations are located in the Rio Grande Valley, which consists of Cameron, Hidalgo, Willacy and Starr Counties. Cameron, Hidalgo and Starr Counties are each directly adjacent to the Rio Grande River, which forms part of the border between the United States and Mexico. Texas State Bank's banking locations are located in Hidalgo County (McAllen, Hidalgo, Mission, Penitas and Weslaco), Cameron County (Harlingen), and Starr County (Rio Grande City and Roma).

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

REGULATION OF THE COMPANY

  Texas Regional is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"), as amended, and therefore is subject to regulation and supervision by the Federal Reserve Board (the "FRB"). In addition, the Company is required to file reports with and to furnish such other information as the FRB may require pursuant to the BHCA, and to subject itself to examination by the FRB. The FRB has the authority to issue bank holding companies orders to cease and desist from unsound practices and violations of conditions imposed by, or violation of agreements with, the FRB. The FRB is also empowered to assess civil penalties against companies or individuals who violate the BHCA or orders or regulations thereunder in amounts up to $1.0 million per day, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties. The FRB and the Federal Deposit Insurance Corporation (the "FDIC"), as appropriate, are authorized to exercise comparable authority, under the Federal Deposit Insurance Act (the "FDI Act") and other statutes, with respect to subsidiary banks.

    The FRB takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the FRB's source of strength doctrine invalid in 1990, stating that the FRB had no authority to assert the doctrine under the BHCA, the decision was reversed by the United States Supreme Court on procedural grounds. Changes in the FDI Act made by the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") now require an undercapitalized institution to submit to the FRB a capital restoration plan with a guaranty by each company having control of the bank of the bank's compliance with the plan.

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

  The Company is also prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary bank, except that it may engage in and may own shares of companies engaged in certain activities found by the FRB to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of creditrelated insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the FRB considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse affects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. In considering any application for approval of an acquisition or merger, the FRB is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant's record of compliance with the Community Reinvestment Act (the "CRA"). The CRA generally requires a financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

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

FDICIA

    FDICIA requires that federal bank regulatory authorities take "prompt corrective action" with respect to any depository institution which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels which require or permit the FRB and other regulatory authorities to take supervisory action. The relevant classifications range from "well capitalized" to "critically undercapitalized". Under these regulations, which became effective December 19, 1992, an institution is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier I riskbased capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater and a leverage capital ratio of 3.0% or greater (if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well capitalized institution. An institution is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

  Based on Texas State Bank's capital ratios at December 31, 1996, Texas State Bank was classified as "well capitalized" under the applicable regulations. As a result, the Company does not believe that FDICIA's prompt corrective action regulations will have any material effect on the activities or operations of Texas State Bank.

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

    FDICIA contains numerous other provisions, including accounting, auditing and reporting requirements, the termination of the "too big to fail" doctrine except in special cases, regulatory standards in areas such as asset quality, earnings and compensation, and revised regulatory standards for the powers of state chartered banks, real estate lending, bank closures and capital adequacy.

   The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted on September 30, 1996. Among its provisions, the Funds Act authorizes the Financing Corporation (the "FICO") to impose periodic assessments on depository institutions that are members of BIF in addition to institutions that are members of the Savings Association Insurance Fund (the "SAIF") in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. Thus, BIF-member institutions will share in the cost of financing outstanding FICO bonds. An institution's FICO assessments will fluctuate based on a defined rate applied to deposits held in periods after the date the legislation was enacted. The FICO BIF annual rate is 1.296 basis points for the period January 1, 1997 through June 30, 1997.

COMMUNITY REINVESTMENT ACT

  Under the CRA, a bank's applicable regulatory authority (the FDIC or the FRB) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low- and moderateincome neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition or shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The Bank received a "satisfactory" rating in its most recent CRA review on February 5, 1996.

INTERSTATE BANKING AND BRANCHING LEGISLATION

    The Riegle-Neal Interstate Branching Efficiency Act of 1994 ("IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997 IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. On August 28, 1995, Texas enacted legislation opting out of interstate branching.

CAPITAL RESOURCES

  Capital management, which is a continuous process at Texas Regional and Texas State Bank, consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements of various banking regulators, such as the FRB, the Banking Department and the FDIC. At December 31, 1996, Texas Regional and its subsidiaries were in compliance with minimum capital requirements of the respective regulatory agencies and are expected to remain in compliance in the future.

  The various federal bank regulatory agencies, including the FRB, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for offbalance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total riskweighted assets and off-balance sheet items.

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

ECONOMIC ENVIRONMENT

    The earnings of the Bank are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. The FRB regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate of financial institution borrowings, varying reserve requirements against financial institutions and their subsidiaries. The deregulation of interest rates has had and is expected to continue to have an impact on the competitive environment in which the Bank operates.

  Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the Company cannot accurately predict the nature or extent of any effect which such policies may have on its future business and earnings.

PERSONNEL

  At December 31, 1996, Texas Regional employed 534 full-time equivalent employees. The Company's employees are not unionized, and management believes employee relations to be favorable. In March 1997, the Texas Regional Board of Directors amended and restated the Deferred Compensation Plan for Glen E. Roney, and the related Trust Under the Glen E. Roney Deferred Compensation Plan, the purpose of which was to change the identification of the Trustee.

Item 2. Properties

  All of Texas Regional's banking locations are owned by Texas Regional, except for the Company's Roma banking location. The Harlingen, McAllen, Mission and Weslaco banking locations include extensive drive-through facilities. The Kerria Plaza banking location and the main office of Texas Regional are located within the Kerria Plaza Building. Management believes that it will be desirable in the future to consider the establishment of additional banking locations. New drive-in facilities are recently completed or under construction for Harlingen, Hidalgo and Sharyland. The Bank has also recently awarded a contract for construction of a new branch facility in Edinburg, Texas.

  Texas State Bank has commissioned an architectural firm to prepare plans for a new building to be built on the site of the Bank's present main banking facility in McAllen. Management anticipates that the building will include the main offices of the Bank and Texas Regional, and will include space for lease to third party tenants and for future growth. The architectural firm's preliminary cost estimate for the project is $16.2 million for the building and $1.5 million for a related parking garage, with a projected completion date of the third quarter of 1998.

With the completion of the Mergers, Texas State Bank acquired three banking locations in Mission, Texas, and one banking location each in Penitas, South McAllen and Hidalgo, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Since the public offering of the Common Stock in March 1994, the Common Stock has traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: "TRBS." The following table shows (I) high and low prices of the Common Stock as reported in the Summary of Activity provided to the Company by The Nasdaq Stock Market for transactions occurring on The Nasdaq Stock Market during the past two years, and (ii) the total number of shares involved in such transactions.

                                PRICE PER SHARE        CASH
                              --------------------   DIVIDENDS    NUMBER OF
                                HIGH        LOW      DECLARED      SHARES
                              ---------  ---------  -----------  -----------
1996
  First Quarter...........     $23.50     $17.00       $0.10       396,700
  Second Quarter..........      26.00      20.00        0.10     2,484,147
  Third Quarter...........      29.25      23.50        0.10       934,507
  Fourth Quarter..........      34.50      28.25        0.10     1,242,633

1995
  First Quarter...........     $12.75     $11.25       $0.10        78,931
  Second Quarter..........      14.50      11.75        0.10       335,504
  Third Quarter...........      16.50      13.50        0.10       248,456
  Fourth Quarter..........      18.25      15.50        0.10        90,019

    During the two years ended December 31, 1996, an aggregate of 29,700 shares purchased by the KSOP are included in the foregoing table.

    The Company paid no dividends on its Common Stock prior to June 1994. Beginning in June 1994, the Company paid a quarterly dividend of $0.08 per share of its Common Stock. During 1995, the Company increased its quarterly dividend to $0.10 per share. On March 11, 1997, the Company's Board of Directors declared a dividend of $0.10 per share of Common Stock payable to shareholders of record as of April 15, 1997.

  The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company's Board of Directors and will depend on conditions then existing, including Texas Regional's profitability, liquidity, financial condition, capital requirements and other relevant factors, including regulatory restrictions applicable to the Company. The Company's principal source of the funds to pay dividends on the Common Stock is dividends from Texas State Bank. The payment of dividends by Texas State Bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 1996, an aggregate of $16.2 million was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial information below for, and as of, each of the years in the five-year period ended December 31, 1996 has been derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors.

                                    1996       1995         1994        1993       1992
------------------------------------------------------------------------------------------
Summary of Operations
  Interest Income                 $ 78,226   $ 45,592     $ 34,631    $ 29,691   $ 27,737
  Interest Expense                  33,248     18,052       11,690      10,494     10,876
------------------------------------------------------------------------------------------
  Net Interest Income               44,978     27,540       22,941      19,197     16,861
  Provision for Loan Losses          2,120      1,685        1,085         392        220
  Noninterest Income                 9,395      6,518        5,772       5,032      3,817
  Noninterest Expense               27,962     18,977       16,507      14,513     13,910
------------------------------------------------------------------------------------------
  Income Before Income Tax Expense  24,291     13,396       11,121       9,324      6,548
  Income Tax Expense                 7,912      4,671        3,936       3,345      2,029
  Cumulative Effect of Change in
   Accounting Principle                  -          -            -          32          -
------------------------------------------------------------------------------------------
  Net Income                      $ 16,379   $  8,725     $  7,185    $  6,011   $  4,519
==========================================================================================
Per Share Data
  Net Income - Primary            $   2.08   $   1.40     $   1.19    $   1.31   $   1.04
  Net Income - Fully-Diluted          2.08       1.40         1.16        1.16       0.92
  Book Value at Year-End             14.71      10.12         9.00        7.73       6.42
  Cash Dividends Declared
    Per Common Share                  0.40       0.40         0.24           -          -
  Average Shares Outstanding (in Thousands)
    Primary                          7,887      6,218        5,791       4,186      4,045
    Fully-Diluted                    7,893      6,227        6,035       5,170      4,890
Year-End Balance Sheet Data
  Total Assets                  $1,230,577   $646,769     $531,834    $473,263   $414,331
  Loans                            757,656    450,854      339,939     290,500    252,118
  Investments Securities           318,136    131,641      126,828     127,540    100,353
  Interest-Earning Assets        1,086,307    586,095      468,067     422,965    374,671
  Deposits                       1,091,735    579,731      472,108     429,521    375,016
  Shareholders' Equity             128,148     62,720       55,731      39,983     34,318
Performance Ratios
  Return on Average Assets            1.62%      1.51%        1.43%       1.34%      1.23%
  Return on Average Shareholders'
    Equity                           16.11      14.69        14.11       16.15      15.23
  Net Interest Margin                 5.14       5.33         5.12        4.84       5.21
  Loan to Deposit Ratio              69.40      77.77        72.00       67.63      67.23
  Demand Deposit to Total
   Deposit Ratio                     15.46      20.77        21.11       20.81      21.61
Asset Quality Ratios
  Nonperforming Assets to Loans and
   Foreclosed Assets                  0.97%      0.79%        1.41%       1.69%      2.31%
  Net Charge-Offs (Recoveries) to
   Average Loans                      0.21       0.30         0.33       (0.04)      0.21
  Allowance for Loan Losses as a Percentage of:
      Loans                           1.32       1.01         1.03        1.18       1.16
      Nonperforming Loans           155.62     216.49       143.42      146.05     257.83
      Nonperforming Assets          135.72     126.62        72.96       69.39      49.43
Capital Ratios
  Equity to Assets Ratio             10.41%      9.70%       10.48%       8.45%      8.28%
  Tier I Capital Ratio               13.17      11.70        14.71       12.05      11.85
  Total Capital Ratio                14.44      12.64        15.67       13.21      12.91
  Leverage Capital Ratio              8.45       8.96        10.37        7.88       8.15
==========================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL INFORMATION

Net income for the year ended December 31, 1996 was $16.4 million, reflecting a net increase of $7.7 million or a 87.7% increase compared to net income of $8.7 million for the year ended December 31, 1995. The earnings per share of $2.08 for the year ended December 31, 1996 increased $0.68 or 48.6% compared to the earnings per share of $1.40 for the year ended December 31, 1995. Earnings performance for the year ended December 31, 1996 reflected gains in net interest income and an increase in noninterest income. These positive factors were partially offset by an increase in provision for loan losses and noninterest expenses. A more detailed description of the results of operations is included in the material that follows.

On May 14, 1996, Texas Regional Bancshares, Inc. ("Texas Regional" or the "Corporation") completed its secondary public offering of 2.5 million shares of the Company's Class A Voting Common Stock (priced at $22.25 per share). On May 14, 1996, Texas Regional Bancshares, Inc. also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas, (the "Mergers"), through merger with Texas State Bank (the "Bank"), the principal operating subsidiary of Texas Regional Bancshares, Inc. (collectively, the "Company"). The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company. The Mergers included the assumption of $241.8 million in loans and the assumption of $450.4 million in deposit liabilities.

During August 1995, the Bank acquired two branch bank locations, one in Rio Grande City, Texas, and the other in Roma, Texas (the "RGC/Roma Branch Acquisitions"). The RGC/Roma Branch Acquisitions included the purchase of $43.7 million in loans and the assumption of approximately $79.7 million in deposit liabilities of these branches.

The Mergers and the RGC/Roma Branch Acquisitions were accounted for as purchases; therefore, the results of operations of the two acquired banks and the two branches are included in the consolidated financial statements from the date of each respective acquisition. Accordingly, certain income statement and balance sheet comparisons may not be appropriate.

The following table highlights key performance trends since 1992:

Selected Financial Data Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)               1996              1995           1994          1993           1992
                                                        -------------    -------------  -------------  ------------- -------------
SUMMARY OF OPERATIONS
Interest Income .....................................   $      78,226    $      45,592  $      34,631  $      29,691 $      27,737
Interest Expense ....................................          33,248           18,052         11,690         10,494        10,876
                                                        -------------    -------------  -------------  ------------- -------------
Net Interest Income .................................          44,978           27,540         22,941         19,197        16,861
Provision for Loan Losses ...........................           2,120            1,685          1,085            392           220
Noninterest Income ..................................           9,395            6,518          5,772          5,032         3,817
Noninterest Expense .................................          27,962           18,977         16,507         14,513        13,910
                                                        -------------    -------------  -------------  ------------- -------------
Income Before Income Tax Expense ....................          24,291           13,396         11,121          9,324         6,548
Income Tax Expense ..................................           7,912            4,671          3,936          3,345         2,029
Cumulative Effect of Change in
Accounting Principle ................................            --               --             --               32          --
                                                        -------------    -------------  -------------  ------------- -------------
Net Income ..........................................   $      16,379    $       8,725  $       7,185  $       6,011 $       4,519
                                                        =============    =============  =============  ============= =============
PER SHARE DATA
Net Income - Primary ................................   $        2.08    $        1.40  $        1.19  $        1.31 $        1.04
Net Income - Fully-Diluted ..........................            2.08             1.40           1.16           1.16          0.92
Book Value at Year-End ..............................           14.71            10.12           9.00           7.73          6.42
Cash Dividends Declared Per Common Share ............            0.40             0.40           0.24           --            --
Average Shares Outstanding (in Thousands)
Primary .............................................           7,887            6,218          5,791          4,186         4,045
Fully-Diluted .......................................           7,893            6,227          6,035          5,170         4,890
YEAR-END BALANCE SHEET DATA
Total Assets ........................................   $   1,230,577    $     646,769  $     531,834  $     473,263 $     414,331
Loans ...............................................         757,656          450,854        339,939        290,500       252,118
Investments Securities ..............................         318,136          131,641        126,828        127,540       100,353
Interest-Earning Assets .............................       1,086,307          586,095        468,067        422,965       374,671
Deposits ............................................       1,091,735          579,731        472,108        429,521       375,016
Shareholders' Equity ................................         128,148           62,720         55,731         39,983        34,318
PERFORMANCE RATIOS
Return on Average Assets ............................            1.62%            1.51%          1.43%          1.34%         1.23%
Return on Average Shareholders' Equity ..............           16.11            14.69          14.11          16.15         15.23
Net Interest Margin .................................            5.14             5.33           5.12           4.84          5.21
Loan to Deposit Ratio ...............................           69.40            77.77          72.00          67.63         67.23
Demand Deposit to Total Deposit Ratio ...............           15.46            20.77          21.11          20.81         21.61
ASSET QUALITY RATIOS
Nonperforming Assets to Loans and
Foreclosed Assets ...................................            0.97%            0.79%          1.41%          1.69%         2.31%
Net Charge-Offs (Recoveries) to
Average Loans .......................................            0.21             0.30           0.33          (0.04)         0.21
Allowance for Loan Losses as a Percentage of:
Loans ...............................................            1.32             1.01           1.03           1.18          1.16
Nonperforming Loans .................................          155.62           216.49         143.42         146.05        257.83
Nonperforming Assets ................................          135.72           126.62          72.96          69.39         49.43
CAPITAL RATIOS
Equity to Assets Ratio ..............................           10.41%            9.70%         10.48%          8.45%         8.28%
Tier I Capital Ratio ................................           13.17            11.70          14.71          12.05         11.85
Total Capital Ratio .................................           14.44            12.64          15.67          13.21         12.91
Leverage Capital Ratio ..............................            8.45             8.96          10.37           7.88          8.15
                                                        =============    =============  =============  ============= =============

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

Taxable-equivalent net interest income was $46.6 million for the year ended December 31, 1996, an increase of $18.9 million or 67.9% compared to the year ended December 31, 1995, and taxable-equivalent net interest income of $27.8 million for the year ended December 31, 1995, increased $4.7 million or 20.3% compared to the year ended December 31, 1994. Both net interest income and the yield on earning assets were reduced by interest foregone on nonaccrual and renegotiated loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have approximated $765,000, $247,000, and $476,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The net yield on total interest-earning assets, also referred to as net interest rate margin, represents net interest income divided by average interest-earning assets. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and shareholders' equity, the effective rate paid for all funds is lower than the rate paid on interest-bearing liabilities alone. As the following table illustrates, the interest rate margin of 5.14% for the year ended December 31, 1996 decreased 19 basis points compared to 5.33% for the year ended December 31, 1995 while the interest rate margin of 5.33% for the year ended December 31, 1995 increased 21 basis points compared to 5.12% for the year ended December 31, 1994.

The decrease in the interest rate margin for the year ended December 31, 1996 is reflective of the shift in the mix of interest-earning assets, primarily as a result of the Mergers, which has resulted in a slightly lower interest rate margin due to a higher percentage of earning assets being invested in lower yielding investment securities, including federal funds sold. The mix of average interest-earning assets for the year ended December 31, 1996 compared to year ended December 31, 1995 was changed by total average loans of $619.6 million increasing $249.3 million or 67.3%, total average investment securities of $258.3 million increasing $127.3 million or 97.2% and average federal funds sold of $28.8 million increasing $9.0 million or 45.4%. The decrease in loan yield for 1996 reflects the general decrease in average interest rates in 1996 compared to 1995. The increase in loan yield for 1995 reflects the general increase in average interest rates in 1995 compared to 1994. The increase in investment securities yield for the years ended December 31, 1996 and 1995 resulted from lower yielding investment securities maturing and the reinvesting of the proceeds into higher yields. The increase in interest on deposits during the years ended December 31, 1996 and 1995 resulted primarily from increased volume and the higher average rate paid compared to the previous year.

The following table presents for the last three calendar years the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 1996 and a 34% effective income tax rate for 1995 and 1994.

                          THREE-YEAR FINANCIAL SUMMARY

                                                                         Years Ended December 31,
                                    ----------------------------------------------------------------------------------------------
                                                  1996                             1995                           1994
                                    -------------------------------    ----------------------------    ---------------------------
Taxable-Equivalent Basis(1)          AVERAGE                 YIELD/    Average               Yield/    Average              Yield/
(Dollars in Thousands)               BALANCE       INTEREST  RATE      Balance     Interest  Rate      Balance     Interest  Rate
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
ASSETS
Interest-Earning Assets
Loans
Commercial ........................ $   219,923    $21,324    9.70%   $ 125,321    $12,355    9.86%   $ 107,459    $ 8,959   8.34%
Real Estate .......................     339,834     34,247   10.08      208,035     21,197   10.19      172,925     16,415   9.49
Consumer ..........................      59,824      6,064   10.14       36,918      3,647    9.88       28,654      2,631   9.18
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Total Loans .......................     619,581     61,635    9.95      370,274     37,199   10.05      309,038     28,005   9.06
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Investment Securities
Taxable ...........................     231,844     14,240    6.14      126,086      7,004    5.55      125,912      5,863   4.66
Tax-Exempt ........................      26,451      2,427    9.18        4,907        431    8.78        4,114        368   8.95
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Total Investment
Securities ........................     258,295     16,667    6.45      130,993      7,435    5.68      130,026      6,231   4.79
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Federal Funds Sold ................      28,793      1,554    5.40       19,807      1,172    5.92       11,490        519   4.52
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Total Interest-
Earning Assets ....................     906,669     79,856    8.81      521,074     45,806    8.79      450,554     34,755   7.71
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Cash and Due from Banks ...........      43,785       --                 31,151       --      --         30,392       --     --
Premises and Equipment,
Net ...............................      29,866       --      --         16,365       --      --         15,358       --     --
Other Assets ......................      35,943       --      --         13,507       --      --         11,562       --     --
Allowance for
Loan Losses .......................      (8,138)      --      --         (4,158)      --      --         (3,663)      --     --
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Total Assets ...................... $ 1,008,125       --      --      $ 577,939       --      --      $ 504,203       --     --
                                    ===========    =======   =====    =========    =======   =====    =========    =======   ====
LIABILITIES
Interest-Bearing Liabilities
Savings ........................... $    75,360      2,374    3.15    $  31,360        840    2.68    $  29,791        763   2.56
Money Market Checking
and Savings .......................     205,707      5,763    2.80      129,012      3,484    2.70      133,565      3,232   2.42
Time Deposits .....................     465,262     25,091    5.39      249,167     13,666    5.48      191,885      7,624   3.97
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Total Savings and
Time Deposits .....................     746,329     33,228    4.45      409,539     17,990    4.39      355,241     11,619   3.27
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Federal Funds Purchased
and Securities Sold
Under Repurchase
Agreements ........................         507         20    3.94        1,093         46    4.21          651         23   3.53
Short-Term Borrowings .............        --         --      --            232         16    6.90          436         32   7.34
Note Payable ......................        --         --      --           --         --      --            265         16   6.04
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Total Interest-Bearing
Liabilities .......................     746,836     33,248    4.45      410,864     18,052    4.39      356,593     11,690   3.28
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Demand Deposits ...................     150,779       --      --        103,842       --      --         93,807       --     --
Other Liabilities .................       8,831       --      --          3,835       --      --          2,896       --     --
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Total Liabilities .................     906,446       --      --        518,541       --      --        453,296       --     --
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
SHAREHOLDERS' EQUITY ..............     101,679       --      --         59,398       --      --         50,907       --     --
                                    -----------    -------   -----    ---------    -------   -----    ---------    -------   ----
Total Liabilities and
Shareholders'
Equity ............................ $ 1,008,125       --      --      $ 577,939       --      --      $ 504,203       --     --
                                    ===========    =======   =====    =========    =======   =====    =========    =======   ====
Net Interest Income ...............        --      $46,608    --           --      $27,754    --           --      $23,065   --
                                    ===========    =======   =====    =========    =======   =====    =========    =======   ====
Net Yield on Total Interest-
Earning Assets ....................        --         --      5.14%        --         --      5.33%        --         --     5.12%
                                    ===========    =======   =====    =========    =======   =====    =========    =======   ====

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 1996 and a 34% effective federal income tax rate for 1995 and 1994).

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

TAXABLE-EQUIVALENT BASIS(1)
YEAR ENDED DECEMBER 31,
1996 COMPARED TO 1995

                                                                                                        DUE TO CHANGE IN
                                                                       NET              -------------------------------------------
(DOLLARS IN THOUSANDS)                                                CHANGE              VOLUME             RATE        RATE/VOLUME
                                                                     --------            --------            -----       -----------
INTEREST INCOME
LOANS, INCLUDING FEES ....................................           $ 24,436            $ 25,055            $(370)           $(249)
INVESTMENT SECURITIES
TAXABLE ..................................................              7,236               5,870              744              622
TAX-EXEMPT ...............................................              1,996               1,892               20               84
FEDERAL FUNDS SOLD .......................................                382                 532             (103)             (47)
                                                                     --------            --------            -----            -----
TOTAL INTEREST INCOME ....................................             34,050              33,349              291              410
                                                                     ========            ========            =====            =====
INTEREST EXPENSE
DEPOSITS .................................................             15,238              14,785              246              207
FEDERAL FUNDS PURCHASED AND
SECURITIES SOLD UNDER
REPURCHASE AGREEMENTS ....................................                (26)                (25)              (3)               2
SHORT-TERM BORROWINGS ....................................                (16)                (16)            --               --
                                                                     --------            --------            -----            -----
TOTAL INTEREST EXPENSE ...................................             15,196              14,744              243              209
                                                                     --------            --------            -----            -----
NET INTEREST INCOME BEFORE ALLOCATION OF
RATE/VOLUME ..............................................             18,854              18,605               48              201
                                                                     --------            --------            -----            -----
ALLOCATION OF RATE/VOLUME ................................               --                   145               56             (201)
                                                                     --------            --------            -----            -----
CHANGES IN NET INTEREST INCOME ...........................           $ 18,854            $ 18,750            $ 104            $--
                                                                     ========            ========            =====            =====

Taxable-Equivalent Basis(1)
Year Ended December 31,
1995 Compared to 1994

                                                                                                       Due to Change in
                                                                         Net              ------------------------------------------
(Dollars in Thousands)                                                  Change            Volume             Rate        Rate/Volume
                                                                       --------           -------           -------      -----------
Interest Income
Loans, Including Fees .......................................          $  9,194           $ 5,548           $ 3,059           $ 587
Investment Securities
Taxable .....................................................             1,141                 8             1,121              12
Tax-Exempt ..................................................                63                71                (7)             (1)
Federal Funds Sold ..........................................               653               376               161             116
                                                                       --------           -------           -------           -----
Total Interest Income .......................................            11,051             6,003             4,334             714
                                                                       ========           =======           =======           =====
Interest Expense
Deposits ....................................................             6,371             1,776             3,979             616
Federal Funds Purchased and
Securities Sold Under
Repurchase Agreements .......................................                23                16                 4               3
Short-Term Borrowings .......................................               (16)              (15)               (2)              1
Note Payable ................................................               (16)              (16)             --              --
                                                                       --------           -------           -------           -----
Total Interest Expense ......................................             6,362             1,761             3,981             620
                                                                       --------           -------           -------           -----
Net Interest Income Before Allocation of
Rate/Volume .................................................             4,689             4,242               353              94
                                                                       --------           -------           -------           -----
Allocation of Rate/Volume ...................................              --                 265              (171)            (94)
                                                                       --------           -------           -------           -----
Changes in Net Interest Income ..............................          $  4,689           $ 4,507           $   182           $--
                                                                       ========           =======           =======           =====

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax- exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 1996 and 34% effective federal income tax rate for 1995 and 1994).

NET YIELD ON EARNING ASSETS

The following table presents net interest income, average earning assets and the net yield by quarter for the past three years. Income and yield on earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective federal income tax rate for 1996 and 34% effective federal income tax rate for 1995 and 1994.

Net Yield on Earning Assets                                                                     Quarter
Taxable-Equivalent Basis                 % Change                     -------------------------------------------------------------
(Dollars in Thousands)                   Prior Year     Year            Fourth           Third           Second            First
                                         ----------  ----------       ----------       ----------        ---------       ----------
1996
NET INTEREST INCOME .............           67.9%    $   46,608       $   13,713       $   14,019       $   10,981       $    7,895
AVERAGE EARNING ASSETS ..........           74.0        906,669        1,098,972        1,090,068          847,169          590,467
NET YIELD                                                  5.14%            4.96%            5.12%            5.21%            5.38%

1995
Net Interest Income .............           20.3%    $   27,754       $    7,633       $    7,047       $    6,585       $    6,489
Average Earning Assets ..........           15.7        521,074          574,033          542,783          492,880          474,600
Net Yield                                                  5.33%            5.28%            5.15%            5.36%            5.54%

1994
Net Interest Income .............           19.3%    $   23,065       $    6,289       $    5,891        $   5,677       $    5,208
Average Earning Assets ..........           12.8        450,554          469,604          455,802          448,356          428,454
Net Yield .......................                          5.12%            5.31%            5.13%            5.08%            4.93%
                                         ==========  ==========       ==========       ==========        =========       ==========

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 1996 was $2.1 million, an increase of $435,000 or 25.8% from the $1.7 million for the year ended December 31, 1995. The provision for loan losses for the year ended December 31, 1995 of $1.7 million reflects an increase of $600,000 or 55.3% from the $1.1 million provision for loan losses for the year ended December 31, 1994. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, particularly as they relate to the Company's lending area, and other factors related to the collectibility of the Company's loan portfolio. The increase in the provision for the year ended December 31, 1996, compared to the provision for the year ended December 31, 1995, was primarily attributable to loan growth of $306.8 million and net charge-offs of $1.3 million. See "Allowance for Loan Losses."

In January 1995, the Company adopted Statement of Financial Accounting Standards No. 114,("Statement 114"), "Accounting by Creditors for Impairment of a Loan" and the amendment thereof, Statement of Financial Accounting Standards No. 118,("Statement 118") "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." In Management's opinion, the adoption of Statement 114 and Statement 118 did not have a material effect on the Company's financial position or results of operations.

NONINTEREST INCOME

Noninterest income of $9.4 million for the year ended December 31, 1996 increased $2.9 million or 44.1% compared to $6.5 million for the year ended December 31, 1995, and noninterest income of $6.5 million for the year ended December 31, 1995 increased $746,000 or 12.9% compared to $5.8 million for the year ended December 31, 1994. All categories of noninterest income for the year ended December 31, 1996 increased when compared to the year ended December 31, 1995, except other operating income, and the increase was primarily attributable to the increased volume of business conducted by the Company as a result of the Mergers. All categories of noninterest income, except Other Service Charges and Net Investment Securities Gains (Losses), for the year ended December 31, 1995, increased when compared to the year ended December 31, 1994. Total Service Charges of $6.0 million for the year ended December 31, 1996, increased
$1.7 million or 38.2% compared to $4.3 million for the year ended December 31, 1995. Total Service Charges of $4.3 million for the year ended December 31, 1995 increased $392,000 or 10.0% compared to $3.9 million for the year ended December 31, 1994. The increase in Total Service Charges for the years ended December 31, 1996, 1995 and 1994 is attributable to increased account transaction fees as a result of the deposit growth experienced by the Company primarily as a result of the Mergers and the RGC/Roma Branch Acquisitions. The decline in Other Service Charges for the year ended December 31, 1995 compared to the year ended December 31, 1994 was primarily attributable to a decrease in foreign currency exchange fees. The on-going events in Mexico, primarily the peso devaluation, have resulted in a decrease in volume and spread on peso exchange fee activity.

Trust Service Fees of $1.5 million for the year ended December 31, 1996 increased $249,000 or 19.8% compared to $1.3 million for the year ended December 31, 1995, and Trust Service Fees of $1.3 million for the year ended December 31, 1995 increased $95,000 or 8.2% compared to $1.2 million for the year ended December 31, 1994. The increase in Trust Service Fees in each of the years 1996 and 1995 is attributable to increases in both the number of trust accounts and the book value of assets managed. The book value of assets managed at December 31, 1996 and 1995 was $267.3 million and $237.4 million, respectively. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

Net Investment Securities Gains (Losses) was a $401,000 gain for the year ended December 31, 1996, compared to an $111,000 loss for the year ended December 31, 1995. The sale of securities in 1996 was designed to reduce asset sensitivity of callable bonds (bonds callable in 1997 were replaced with bonds callable in 1998) and improve bond quality (sold odd-lot and non-rated municipal bonds). Other Operating Income of $594,000 for the year ended December 31, 1996 decreased $7,000 or 1.2% compared to $601,000 for the year ended December 31, 1995 and Other Operating Income of $601,000 for the year ended December 31, 1995 increased $192,000 or 46.9% compared to year ended December 31, 1994.

A detailed summary of noninterest income during the last three years is presented in the following table:

Noninterest Income
Years Ended December 31,                                                     % CHANGE FROM                 % Change From
(Dollars in Thousands)                                              1996       PRIOR YEAR         1995       Prior YeaR        1994
                                                                   ------    -------------      -------    -------------      ------
Service Charges on Deposit Accounts .......................        $4,982         43.5%         $ 3,472         14.4%         $3,035
Other Service Charges .....................................         1,003         16.8              859         (5.0)            904
                                                                   ------        -----          -------         ----          ------
  Total Service Charges ...................................         5,985         38.2            4,331         10.0           3,939
Trust Service Fees ........................................         1,505         19.8            1,256          8.2           1,161
Net Investment Securities Gains (Losses) ..................           401        461.3             (111)           *               8
Data Processing Service Fees ..............................           910        106.3              441         72.9             255
Other Operating Income ....................................           594         (1.2)             601         46.9             409
                                                                   ------        -----          -------         ----          ------
  Total ...................................................        $9,395         44.1%         $ 6,518         12.9%         $5,772
                                                                   ======        =====          =======         ====          ======

*Not meaningful.

NONINTEREST EXPENSE

Noninterest expense of $28.0 million for the year ended December 31, 1996 increased $9.0 million or 47.3% compared to $19.0 million for the year ended December 31, 1995, and noninterest expense of $19.0 million for the year ended December 31, 1995 increased $2.5 million or 15.0% compared with $16.5 million for the year ended December 31, 1994. These increases for the years ended December 31, 1996 and 1995 were primarily attributable to the Mergers in 1996 and the RGC/Roma Branch Acquisitions in 1995.

The largest category of noninterest expense, Salaries and Employee Benefits ("Personnel"), of $13.9 million for the year ended December 31, 1996 increased $4.4 million or 45.5% compared to year ended December 31, 1995 levels of $9.6 million. Personnel expenses of $9.6 million for the year ended December 31, 1995 increased $1.5 million or 19.3% compared to year ended December 31, 1994 levels of $8.0 million. Personnel expense increased for the year ended December 31, 1996 primarily due to staffing increases, including the staff acquired as a result of the Mergers.

Net Occupancy Expense of $2.0 million for the year ended December 31, 1996 increased $882,000 or 82.5% compared to $1.1 million for the year ended December 31, 1995, and Net Occupancy Expense of $1.1 million for the year ended December 31, 1995 increased $108,000 or 11.2% when compared to a Net Occupancy Expense of $961,000 for the year ended December 31, 1994. The increase for the year ended December 31, 1996 is primarily attributable to the occupancy expenses associated with the Mergers.

Equipment Expense of $3.2 million for the year ended December 31, 1996 increased $1.1 million or 56.1% compared to $2.0 million for the year ended December 31, 1995 and Equipment Expense of $2.0 million for the year ended December 31, 1995 increased $380,000 or 23.1% when compared with $1.6 million for the year ended December 31, 1994. The Equipment Expense increase noted during the year ended December 31, 1996 is primarily attributable to equipment obtained in the Mergers and equipment acquired to service the Company's increasing customer base.

Other Real Estate (Income) Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of Other Real Estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. The category Other Real Estate (Income) Expense, Net reflects net income of $67,000 for the year ended December 31, 1996 which compares favorably to $107,000 net expense for the year ended December 31, 1995. Other Real Estate (Income) Expense, Net of $107,000 net expense for the year ended December 31, 1995 increased $32,000 or 42.7% compared to $75,000 net expense for the year ended December 31, 1994. The net improvement for year ended December 31, 1996 is primarily attributable to net reduction in Other Real Estate owned and a net gain on the sale of foreclosed properties. Management is actively seeking buyers for all Other Real Estate and is of the opinion that the carrying value of Other Real Estate approximates its estimated fair value less estimated closing costs.

Advertising and Public Relations expense of $1.2 million for the year ended December 31, 1996 increased $425,000 or 55.1% compared to $772,000 for the year ended December 31, 1995. The increase in advertising and public relations expense is primarily attributable to a new marketing program and additional advertising in the service area of the Mergers.

Amortization of Intangibles of $1.6 million for the year ended December 31, 1996 increased $1.3 million or 393.2% compared to $323,000 for the year ended December 31, 1995. The increase in Amortization of Intangibles is due to the amortization of goodwill and core deposit premium associated with the Mergers.

Insurance Expense of $195,000 for the year ended December 31, 1996 decreased $33,000 or 14.5% compared to $228,000 for the year ended December 31, 1995. The decrease in insurance expense was due to the cancellation of a $5.0 million life insurance policy during the year ended December 31, 1995. Total premiums paid on the $5.0 million life insurance policy during the year ended December 31, 1995 were approximately $69,000.

FDIC Insurance of $3,000 for the year ended December 31, 1996, decreased $537,000 or 99.4% compared to $540,000 for the year ended December 31, 1995 due to a rebate and a premium rate reduction. The Company continues to receive the most favorable risk classification for purposes of determining the annual deposit insurance assessment rate, although there can be no assurance that the Company will continue in the most favorable risk classification in the future.

All Other Noninterest Expense categories, not previously discussed, reflect a net increase for year ended December 31, 1996 compared to the year ended December 31, 1995 and was attributable to an increased volume of business, primarily due to the Mergers.

A detailed summary of noninterest expense during the last three years is presented in the following table:

Noninterest Expense
Years Ended December 31,                                                % CHANGE FROM                  % Change From
(Dollars in Thousands)                                       1996         PRIOR YEAR         1995        Prior Year          1994
                                                           --------     -------------      --------    -------------       --------
Salaries and Wages ................................        $ 11,033          45.1%         $  7,605          20.1%         $  6,334
Employee Benefits .................................           2,881          47.1             1,958          16.5             1,681
                                                           --------         -----          --------         -----          --------
    Total Salaries and Employee Benefits ..........          13,914          45.5             9,563          19.3             8,015
                                                           --------         -----          --------         -----          --------
Net Occupancy Expense .............................           1,951          82.5             1,069          11.2               961
                                                           --------         -----          --------         -----          --------
Equipment Expense .................................           3,165          56.1             2,028          23.1             1,648
                                                           --------         -----          --------         -----          --------
Other Real Estate (Income) Expense, Net
  Rent Income .....................................            (107)        (36.4)             (146)          6.6              (137)
  (Gain) Loss on Sale .............................            (203)        (686.7)               3          50.0                 2
  Expenses ........................................             200          52.7               131          33.7                98
  Write-Downs .....................................              43         (63.9)              119           6.3               112
                                                           --------         -----          --------         -----          --------
  Total Other Real Estate (Income) Expense, Net ...             (67)        (162.6)             107          42.7                75
                                                           --------         -----          --------         -----          --------
Other Noninterest Expense
  Advertising and Public Relations ................           1,197          55.1               772          11.4               693
  Amortization of Intangibles .....................           1,593         393.2               323          44.2               224
  Data Processing and Check Clearing ..............             942          91.9               491          36.4               360
  Director Fees ...................................             343          20.8               284           6.4               267
  Franchise Tax ...................................             245          23.7               198          24.5               159
  Insurance .......................................             195         (14.5)              228         (27.3)              314
  FDIC Insurance ..................................               3         (99.4)              540         (44.5)              973
  Legal and Professional ..........................           1,279          47.0               870         (13.5)            1,006
  Postage, Delivery and Freight ...................             463          43.3               323          21.9               265
  Stationery and Supplies .........................             907          37.8               658          22.3               538
  Telephone .......................................             346          38.4               250          23.8               202
  Other Losses ....................................             627           0.5               624         252.5               177
  Miscellaneous Expense ...........................             859          32.3               649           3.0               630
                                                           --------         -----          --------         -----          --------
    Total Other Noninterest Expense ...............           8,999          44.9             6,210           6.9             5,808
                                                           --------         -----          --------         -----          --------
      Total .......................................        $ 27,962          47.3%         $ 18,977          15.0%         $ 16,507
                                                           ========         =====          ========         =====          ========

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company does not provide postretirement benefits other than pensions and a nonqualified deferred compensation plan for the benefit of Glen E. Roney, Chairman of the Board, President and Chief Executive Officer and with the consummation of the Mergers, the Company acquired four existing separate nonqualified deferred compensation plans for the benefit of certain employees.

INCOME TAX

The Company recorded income tax expense of $7.9 million for the year ended December 31, 1996 compared to $4.7 million for the year ended December 31, 1995. The increase in income tax expense for the year ended December 31, 1996 is due primarily to an increased level of pretax income during the year ended December 31, 1996.

NET INCOME

Net income was $16.4 million, $8.7 million and $7.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

ANALYSIS OF FINANCIAL CONDITION

BALANCE SHEET COMPOSITION

The Company continues to experience growth in total assets, deposits and loans attributable in the opinion of management, primarily due to the Mergers and in part to the vitality of the Rio Grande Valley economy and in part to the RGC/Roma Branch Acquisitions. The continued devaluation of the Mexican peso relative to the U.S. dollar has reduced retail sales to Mexican nationals. However, the effects of NAFTA and the continued devaluation have also increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras) which benefit the Rio Grande Valley economy. Management does not believe that the on-going Mexican financial problems will materially affect the Company's growth and earnings prospects.

Average interest-earning assets of $906.7 million increased $385.6 million or 74.0% for the year ended December 31, 1996 compared to $521.1 million for the year ended December 31, 1995 and $70.5 million or 15.7% for the year ended December 31, 1995 compared to $450.6 million for the year ended December 31, 1994. Average loans increased $249.3 million or 67.3% to $619.6 million for the year ended December 31, 1996 compared to December 31, 1995 levels of $370.3 million, while average investment securities of $258.3 million increased $127.3 million or 97.2% for the year ended December 31, 1996 compared to December 31, 1995 levels of $131.0 million. Total average assets increased $430.2 million or 74.4% to $1.0 billion for the year ended December 31, 1996 compared to December 31, 1995 levels and $73.7 million or 14.6% to $577.9 million for the year ended December 31, 1995 compared to December 31, 1994 levels of $504.2 million.

Average interest-bearing deposits increased $336.8 million or 82.2% to $746.3 million for the year ended December 31, 1996 compared to the year ended December 31, 1995 levels of $409.5 million. Demand deposits also increased $46.9 million or 45.2% for the year ended December 31, 1996 to $150.8 million compared to the year ended December 31, 1995 levels of $103.8 million.

The following table presents the Company's average balance sheets during the last three years:

Average Balance Sheets
Years Ended December 31,
(Dollars in Thousands)                                                          1996                 1995                  1994
                                                                            -----------           -----------           -----------
Assets
Loans ............................................................          $   619,581           $   370,274           $   309,038
Investment Securities
   Taxable .......................................................              231,844               126,086               125,912
   Tax-Exempt ....................................................               26,451                 4,907                 4,114
Federal Funds Sold ...............................................               28,793                19,807                11,490
                                                                            -----------           -----------           -----------
      Total Interest-Earning Assets ..............................              906,669               521,074               450,554
Cash and Due From Banks ..........................................               43,785                 31,15                30,392
Bank Premises and Equipment, Net .................................               29,866                16,365                15,358
Other Assets .....................................................               35,943                13,507                11,562
Allowance for Loan Losses ........................................               (8,138)               (4,158)               (3,663)
                                                                            -----------           -----------           -----------
   Total .........................................................          $ 1,008,125           $   577,939           $   504,203
                                                                            -----------           -----------           -----------
Liabilities
Demand Deposits
   Commercial and Individual .....................................          $   144,777           $    96,773           $    91,039
   Public Funds ..................................................                6,002                 7,069                 2,768
                                                                            -----------           -----------           -----------
      Total Demand Deposits ......................................              150,779               103,842                93,807
                                                                            -----------           -----------           -----------
Savings
   Commercial and Individual .....................................               74,788                30,748                29,791
   Public Funds ..................................................                  572                   612                  --
Money Market Checking and Savings
   Commercial and Individual .....................................              157,624               101,881               109,689
   Public Funds ..................................................               48,083                27,131                23,876
Time Deposits
   Commercial and Individual .....................................              406,645               232,966               172,175
   Public Funds ..................................................               58,617                16,201                19,710
                                                                            -----------           -----------           -----------
      Total Interest-Bearing Deposits ............................              746,329               409,539               355,241
                                                                            -----------           -----------           -----------
Total Deposits ...................................................              897,108               513,381               449,048
Federal Funds Purchased and
   Securities Sold Under Repurchase Agreements ...................                  507                 1,093                   651
Short-Term Borrowings ............................................                 --                     232                   436
Note Payable .....................................................                 --                    --                     265
Other Liabilities ................................................                8,831                 3,835                 2,896
Shareholders' Equity .............................................              101,679                59,398                50,907
                                                                            -----------           -----------           -----------
   Total .........................................................          $ 1,008,125           $   577,939           $   504,203
                                                                            -----------           -----------           -----------

CASH AND DUE FROM BANKS

Texas State Bank, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. Texas State Bank also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and due from banks held on any one day is significantly influenced by temporary changes in cash items in process of collection. At December 31, 1996, cash and due from banks was $56.1 million.

INVESTMENT SECURITIES

Investment securities consist of U. S. Treasury, federal agency, state, county and municipal securities, mortgage-backed, corporate debt and equity securities. Under the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"), the Bank is required to classify debt and equity securities into one of three categories: Held to Maturity, Trading or Available for Sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as Held to Maturity and measured at amortized cost in the consolidated balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as Trading and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses included in earnings. Investments not classified as either Held to Maturity or Trading are classified as Available for Sale and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses reported in a separate component of shareholders' equity net of applicable income taxes until realized.

On October 18, 1995, FASB decided to grant to all entities a one-time opportunity during the period from approximately the middle of November to December 31, 1995, to reconsider their intent and ability to hold securities accounted for as Held to Maturity under Statement 115. This opportunity allowed entities to transfer securities from the Held to Maturity category to Available for Sale or Trading without calling into question their intent to hold other debt securities to maturity. On December 31, 1995, the Bank transferred approximately $1.5 million in Held to Maturity securities to the Available for Sale category resulting in no change to shareholders' equity per share. As a result of this transfer, all securities in the Other category are classified as Available for Sale.

At December 31, 1996, 1995 and 1994, no securities were classified as Trading.

The following table presents estimated market value of Securities Available for Sale at December 31, 1996, 1995 and 1994:

Securities Available for Sale                                            % CHANGE FROM                   % Change From
(Dollars in Thousands)                                         1996        PRIOR YEAR          1995        Prior Year          1994
                                                             --------    -------------       -------     -------------       -------
U.S. Treasury ......................................         $  8,973          49.3%         $ 6,012         (77.8)%         $27,132
U.S. Government Agency .............................          157,705         183.3           55,668          104.9           27,167
Mortgage-Backed ....................................               92             *             --           (100.0)             498
States and Political Subdivisions ..................           22,811             *             --            --                --
Other ..............................................            2,720          85.0            1,470             *                17
                                                             --------         -----          -------         -----           -------
  Total ............................................         $192,301         204.5%         $63,150           15.2%         $54,814
                                                             ========         =====          =======         =====           =======

* Not meaningful.

The following table presents the maturities, amortized cost, estimated market value and weighted average yields of the Securities Available for Sale at December 31, 1996:

                                                         AMORTIZED COST(1) MATURING
                                                 -------------------------------------------
                                                                 AFTER ONE        AFTER FIVE                               ESTIMATED
SECURITIES AVAILABLE FOR SALE                     ONE YEAR        THROUGH          THROUGH         AFTER      AMORTIZED      MARKET
(DOLLARS IN THOUSANDS)                            OR LESS        FIVE YEARS       TEN YEARS      TEN YEARS      COST(1)      VALUE
                                                 ----------      -----------      ----------     ---------     --------     --------
U.S. TREASURY ..............................     $    6,996      $     1,969      $     --       $    --       $  8,965     $  8,973
U.S. GOVERNMENT AGENCY .....................         47,676          105,991           4,284          --        157,951      157,705
MORTGAGE-BACKED ............................           --                 91            --            --             91           92
STATES AND POLITICAL SUBDIVISIONS ..........          5,033            7,604           8,207           926       21,770       22,811
OTHER ......................................           --                 50              50         2,618        2,718        2,720
                                                 ----------      -----------      ----------     ---------     --------     --------
  TOTAL ....................................     $   59,705      $   115,705      $   12,541     $   3,544     $191,495     $192,301
                                                 ==========      ===========      ==========     =========     ========     ========
WEIGHTED AVERAGE YIELDS
(TAXABLE-EQUIVALENT BASIS)
------------------------------------------------------------------------------------------------------------------------
U.S. TREASURY ..............................           5.89%            5.81%           --  %         --  %       5.87 %
U.S. GOVERNMENT AGENCY .....................           5.85             6.40            6.96          --          6.24
MORTGAGE-BACKED ............................           --               8.50            --            --          8.50
STATES AND POLITICAL SUBDIVISIONS ..........           9.36             9.28            8.79          8.41        9.09
OTHER ......................................           --               6.50            7.50          5.99        6.02
  TOTAL ....................................           6.10             6.58            8.16          6.62        6.54
========================================================================================================================

(1) Amortized cost for Securities Available for Sale is stated at par plus any remaining unamortized premium paid or less any remaining unamortized discounts received.

The following table presents amortized cost of Securities Held to Maturity at December 31, 1996, 1995 and 1994:

Securities Held to Maturity                                                 % CHANGE FROM                   % Change From
(Dollars in Thousands)                                            1996        PRIOR YEAR       1995           Prior Year      1994
                                                            -------------     ----------  --------------      ----------   ---------

U.S. Treasury .........................................        $ 38,160           32.6%      $ 28,787            (1.7)%     $ 29,270
U.S. Government Agency ................................          81,003          136.6         34,230            (4.8)        35,973
States and Political Subdivisions .....................           6,672           21.9          5,474            (4.6)         5,736
Mortgage-Backed .......................................              --             --             --          (100.0)         1,035
                                                               --------          -----       --------           -----       --------
Total .................................................        $125,835           83.7%      $ 68,491            (4.9)%     $ 72,014
                                                               ========          =====       ========           =====       ========

Investments in entities within the State of Texas reflect 92.4% of total investments in states and political subdivisions. No single issuer accounted for as much as 10% of total shareholders' equity at December 31, 1996. Of the obligations of states and political subdivisions held by the Company at December 31, 1996, 62.5% were rated A or better by Moody's Investor Services, Inc.

The following table presents the maturities, amortized cost, estimated market value and weighted average yields of Securities Held to Maturity at December 31, 1996:

                                                       AMORTIZED COST(1) MATURING
                                         ----------------------------------------------------
                                                       AFTER ONE      AFTER FIVE                             ESTIMATED
SECURITIES HELD TO MATURITY               ONE YEAR      THROUGH         THROUGH      AFTER      AMORTIZED      MARKET
(DOLLARS IN THOUSANDS)                    OR LESS      FIVE YEARS      TEN YEARS    TEN YEARS     COST(1)      VALUE
                                         ----------    ----------    -----------  -----------  -----------    --------
U.S. TREASURY ........................   $   22,269    $   15,891    $      --    $      --    $    38,160    $ 38,430
U.S. GOVERNMENT AGENCY ...............        5,000        76,003           --           --         81,003      81,588
STATES AND POLITICAL
   SUBDIVISIONS ......................          756         4,718          1,095          103        6,672       6,878
                                         ----------    ----------    -----------  -----------  -----------    --------
      TOTAL ..........................   $   28,025    $   96,612    $     1,095  $       103  $   125,835    $126,896
                                         ==========    ==========    ===========  ===========  ===========    ========
WEIGHTED AVERAGE YIELDS
   (TAXABLE-EQUIVALENT BASIS)
---------------------------------------------------------------------------------------------------------
U.S. TREASURY ........................         5.57%         6.62%            --%          --%       6.01%
U.S. GOVERNMENT AGENCY ...............         5.31          6.72             --           --        6.64
STATES AND POLITICAL
   SUBDIVISIONS ......................         7.08          8.05           9.45        10.35        8.32
      TOTAL ..........................         5.59          6.77           9.45        10.35        6.53
=========================================================================================================

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

The Company has collateral management policies in place so that collateral lending of all types is approached on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes accounts receivable and inventory, marketable securities, equipment and agricultural products. Autos, deeds of trust, life insurance and marketable securities are accepted as collateral for the installment loan portfolio.

Management of the Company believes that the Company has benefited from increased loan demand due to passage of the North American Free Trade Agreement ("NAFTA") and the strong population growth in the Rio Grande Valley. More recently, the continued devaluation of the Mexican peso relative to the U.S. dollar has reduced retail sales to residents of Mexico. However, the effects of NAFTA and the devaluations have also increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras) which benefit the Rio Grande Valley economy. Management believes the on-going Mexican financial problems will not have a material adverse effect on the Company's growth and earnings prospects, in part because the Company presently has a low percentage of loans secured by Mexican assets or that otherwise rely on collateral located in Mexico.

The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. With the completion of the Mergers, the Company has acquired some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at December 31, 1996 of $7.7 million were less than 1.0% of consolidated assets. See "NONPERFORMING ASSETS" for additional information on cross-border credits.

Total loans of $757.7 million for the year ended December 31, 1996 increased $306.8 million or 68.0% compared to the year ended December 31, 1995 levels of $450.9 million and increased $110.9 million or 32.6% for the year ended December 31, 1995 compared to levels of $339.9 million at December 31, 1994. The increase in total loans for the year ended December 31, 1996 is primarily attributable to the Mergers. The increase in total loans for the year ended December 31, 1995 is primarily attributable to the RGC/Roma Branch Acquisitions, funding a large leveraged employee stock ownership trust loan (hereafter described) and management's efforts to improve the earnings mix of earning assets by increasing loan volume. The increase in Commercial loans in general, and Commercial Tax-Exempt loans in particular, for the year ended December 31, 1995 was primarily attributable to the funding of a $34.0 million employee stock ownership trust loan which is collateralized by stock and assets of the employer and approximately $27.5 million of cash equivalent assets. Commercial Tax-Exempt loans increased $358,000 or 1.0% to $34.8 million for the year ended December 31, 1996 compared to $34.4 million for the year ended December 31, 1995 and was primarily attributable to a $4.0 million loan to an industrial development authority. A substantial portion of the increase in loans classified as Real Estate-Commercial Mortgage loans consists of loans secured by real estate and other assets to commercial customers. The following table presents the composition of the loan portfolio at the end of each of the last five years:

Loan Portfolio Composition December 31,
(Dollars in Thousands)                                1996              1995              1994              1993              1992
                                                    --------          --------          --------          --------          --------
Commercial ...............................          $198,752          $112,042          $101,866          $ 91,697          $ 87,240
Commercial Tax-Exempt ....................            34,777            34,419              --                --                --
                                                    --------          --------          --------          --------          --------
Total Commercial Loans ...................           233,529           146,461           101,866            91,697            87,240
                                                    --------          --------          --------          --------          --------
Agricultural .............................            32,639            25,097            17,199            13,829            14,789
                                                    --------          --------          --------          --------          --------
Real Estate
  Construction ...........................            47,400            29,967            18,809            11,846             9,534
  Commercial Mortgage ....................           243,198           129,953           113,677            98,635            69,407
  Agricultural Mortgage ..................            28,803            17,057            10,263             5,153             7,547
  1-4 Family Mortgage ....................           100,301            59,052            47,425            42,647            40,403
                                                    --------          --------          --------          --------          --------
Total Real Estate ........................           419,702           236,029           190,174           158,281           126,891
                                                    --------          --------          --------          --------          --------
Consumer .................................            71,786            43,267            30,700            26,693            23,198
                                                    --------          --------          --------          --------          --------
  Total Loans ............................          $757,656          $450,854          $339,939          $290,500          $252,118
                                                    --------          --------          --------          --------          --------

The contractual maturity schedule of the loan portfolio at December 31, 1996 is presented in the following table:

LOAN MATURITIES                                                ONE              AFTER ONE YEAR           AFTER
DECEMBER 31, 1996                                              YEAR                THROUGH               FIVE
(DOLLARS IN THOUSANDS)                                        OR LESS             FIVE YEARS             YEARS               TOTAL
                                                              --------             --------             -------             --------
COMMERCIAL ......................................             $113,944             $ 72,017             $12,791             $198,752
COMMERCIAL TAX-EXEMPT ...........................                6,854                8,638              19,285               34,777
AGRICULTURAL ....................................               28,755                2,740               1,144               32,639
REAL ESTATE
  CONSTRUCTION ..................................               36,673                9,890                 837               47,400
  COMMERCIAL MORTGAGE ...........................               50,806              147,915              44,477              243,198
  AGRICULTURAL MORTGAGE .........................                5,361               13,533               9,909               28,803
  1-4 FAMILY MORTGAGE ...........................               21,017               74,790               4,494              100,301
CONSUMER ........................................               31,621               39,674                 491               71,786
                                                              --------             --------             -------             --------
  TOTAL .........................................             $295,031             $369,197             $93,428             $757,656
                                                              ========             ========             =======             ========
VARIABLE-RATE LOANS .............................             $128,208             $147,571             $72,696             $348,475
FIXED-RATE LOANS ................................              166,823              221,626              20,732              409,181
                                                              --------             --------             -------             --------
  TOTAL .........................................             $295,031             $369,197             $93,428             $757,656
                                                              ========             ========             =======             ========

As shown in the preceding table, loans maturing within one year totaled $295.0 million at year- end 1996. The Company's policy on maturity extensions and rollovers is based on management's assessment of individual loans. Approvals for the extension or renewal of loans without reduction of principal for more than one twelve-month period are generally avoided, unless the loans are fully secured and properly margined by cash or marketable securities, or are revolving lines subject to annual analysis and renewal.

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

Following consummation of the Mergers, management has continued to review and evaluate loans acquired as a result of the Mergers. As a result, in part, of that continuing review, management has classified as nonaccrual during the fourth quarter of 1996 three cross-border credits totaling $3.4 million. As of December 31, 1996, seven loan relationships in excess of $100,000, including three cross-border credits previously discussed, totaling $5.8 million accounted for 89.9% of the total nonaccrual loans. These large nonaccrual credits are secured primarily by real estate. The remaining nonaccrual loans represent loans of less than $100,000 each.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more for the years ended December 31, 1996, 1995 and 1994 that are not classified as nonaccrual totaled $4.1 million, $642,000, and $226,000, respectively. The increase in accruing loans past due 90 days or more at December 31, 1996 as compared to the year ended December 31, 1995 is partly attributable to six credits in excess of $100,000 included in the category, which are in the process of collection.

Nonperforming Assets of $7.4 million at December 31, 1996 increased $3.8 million or 106.0% compared to December 31, 1995 levels of $3.6 million and decreased $1.2 million or 25.5% for the year ended December 31, 1995 compared to December 31, 1994 levels of $4.8 million. As previously discussed, the continued review and evaluation of loans acquired as a result of the Mergers has identified additional cross-border credits which management has classified as nonperforming. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" above. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at December 31, 1996 increased to 1.51% from 0.94% at December 31, 1995 due primarily to the increase in Nonaccrual Loans and Accruing Loans 90 Days or More Past Due.

The Company's classification of nonperforming loans includes those loans for which management believes collection is doubtful. Management is not aware of any specific borrower relationships that are not reported as nonperforming where management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

Impairment of loans having recorded investments of $6.4 million at December 31, 1996 and $2.0 million at December 31, 1995 has been recognized in conformity with Statement 114, as amended by Statement 118. The average recorded investment in impaired loans during 1996 and 1995 was $4.8 million and $1.9 million, respectively. The total allowance for loan losses related to these loans was $506,000 and $172,000 on December 31, 1996 and 1995, respectively. Interest income on impaired loans of $532,000 and $91,000 was recognized for cash payments received in 1996 and 1995, respectively.

An analysis of the components of nonperforming assets for the last five years is presented in the following table:

Nonperforming Assets December 31,
(Dollars in Thousands)                                                           1996         1995       1994      1993       1992
                                                                                -------     ------     ------     ------     ------
Nonaccrual Loans ...........................................................    $ 6,445     $2,092     $2,435     $2,305     $1,060
Renegotiated Loans .........................................................          1          6         13         47         76
                                                                                -------     ------     ------     ------     ------
  Nonperforming Loans ......................................................      6,446      2,098      2,448      2,352      1,136
Foreclosed Assets ..........................................................        945      1,489      2,364      2,598      4,790
                                                                                -------     ------     ------     ------     ------
  Total Nonperforming Assets ...............................................      7,391      3,587      4,812      4,950      5,926
Accruing Loans 90 Days or More Past Due ....................................      4,089        642        226        439        474
                                                                                -------     ------     ------     ------     ------
  Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due ...    $11,480     $4,229     $5,038     $5,389     $6,400
                                                                                =======     ======     ======     ======     ======
Nonperforming Loans as a % of Total Loans ..................................       0.85%      0.47%      0.72%      0.81%      0.45%
Nonperforming Assets as a % of Total Loans and Foreclosed Assets ...........       0.97       0.79       1.41       1.69       2.31
Nonperforming Assets as a % of Total Assets ................................       0.60       0.55       0.90       1.05       1.43
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due
 as a % of Total Loans and Foreclosed Assets ...............................       1.51       0.94       1.47       1.84       2.49
                                                                                =======     ======     ======     ======     ======

Interest income that would have been recorded for the year ended December 31, 1996 on nonaccrual and renegotiated loans had such loans performed in accordance with their original contractual terms and been outstanding throughout the year ended December 31, 1996, or since origination, if held for only part of that year, was approximately $765,000. For the year ended December 31, 1996, the amount of interest income actually recorded on nonaccrual and renegotiated loans was approximately $230,000.

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 1996, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. A specific percentage is allocated to total loans in good standing and additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged-off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank's allowance for loan losses. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

The allowance for loan losses at year ended December 31, 1996 was $10.0 million, which represents an increase of $5.5 million or 120.8% as compared to the allowance for loan losses at December 31, 1995. Management believes that the allowance for loan losses at December 31, 1996 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the last five years:

Allowance for Loan Loss Activity Years Ended December 31,
(Dollars in Thousands)                                          1996           1995           1994            1993            1992
                                                              -------         ------         ------         -------          ------
Balance at Beginning of Year .........................        $ 4,542         $3,511         $3,435         $ 2,929          $2,547
Balance from Acquisitions ............................          4,647            450           --              --               626
Provision for Loan Losses ............................          2,120          1,685          1,085             392             220
Charge-Offs
  Commercial .........................................            883            813            169              64             229
  Agricultural .......................................            158            416            781            --                64
  Real Estate ........................................             82            111            153              89             490
  Consumer ...........................................            659            300            132              93              84
                                                              -------         ------         ------         -------          ------
    Total Charge-Offs ................................          1,782          1,640          1,235             246             867
                                                              -------         ------         ------         -------          ------
Recoveries
  Commercial .........................................            160            401            163             113             233
  Agricultural .......................................           --               66              4              13              41
  Real Estate ........................................            161              4             10             128              51
  Consumer ...........................................            183             65             49             106              78
                                                              -------         ------         ------         -------          ------
    Total Recoveries .................................            504            536            226             360             403
                                                              -------         ------         ------         -------          ------
Net Charge-Offs (Recoveries) .........................          1,278          1,104          1,009            (114)            464
                                                              -------         ------         ------         -------          ------
Balance at End of Year ...............................        $10,031         $4,542         $3,511         $ 3,435          $2,929
                                                              =======         ======         ======         =======          ======
Ratio of Allowance for Loan
 Losses to Loans Outstanding,
 Net of Unearned Discount ............................           1.32%          1.01%          1.03%           1.18%           1.16%
Ratio of Allowance for Loan
 Losses to Nonperforming Assets ......................         135.72         126.62          72.96           69.39           49.43
Ratio of Net Charge-Offs (Recoveries)
 to Average Total Loans Outstanding,
 Net of Unearned Discount ............................           0.21           0.30           0.33           (0.04)           0.21
                                                              =======         ======         ======         =======          ======

The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the end of each of the last five years is presented in the table below:

                                          1996               1995                1994                1993               1992
Allocation of                      -------------------  ------------------  -------------------  -----------------  ----------------
the Allowance                               % OF LOANS          % of Loans          % of Loans         % of Loans        % of Loans
for Loan Losses                               IN EACH            in Each              in Each            in Each            in Each
December 31,                                  CATEGORY           Category             Category           Category          Category
(Dollars in                                   TO TOTAL           to Total             to Total           to Total          to Total
Thousands)                          AMOUNT     LOANS    Amount    Loans      Amount    Loans     Amount    Loans    Amount   Loans
                                   -------   ---------  ------   ---------   ------   --------   ------  ---------  ------  --------
Commercial ....................    $ 2,102     30.8%    $  965     32.5%    $1,057     30.0%    $1,348     31.6%    $1,096     34.6%
Agricultural ..................        391      4.3        304      5.6        478      5.1        138      4.7        148      5.9
Real Estate ...................      5,663     55.4      2,401     52.3      1,644     55.9      1,705     54.5      1,380     50.3
Consumer ......................        432      9.5        296      9.6        257      9.0        215      9.2        254      9.2
Unallocated ...................      1,443     --          576     --           75     --           29     --           51     --
                                   -------    -----     ------    -----     ------    -----     ------    -----     ------    -----
  Total .......................    $10,031    100.0%    $4,542    100.0%    $3,511    100.0%    $3,435    100.0%    $2,929    100.0%
                                   =======    =====     ======    =====     ======    =====     ======    =====     ======    =====

PREMISES AND EQUIPMENT

Premises and equipment of $37.1 million at December 31, 1996 increased $18.7 million or 101.7% compared to $18.4 million at December 31, 1995 in addition to a net increase of $3.1 million or 20.3% for December 31, 1995 compared to $15.3 million at December 31, 1994. The net increase for the year ended December 31, 1996 is primarily attributable to the Mergers. The net increase for the year ended December 31, 1995 is primarily attributable to the $1.8 million of fixed assets acquired in the RGC/Roma Branch Acquisitions and $1.0 million for new equipment and software for the data processing center.

INTANGIBLES

Intangibles of $26.3 million at December 31, 1996 increased $20.6 million or 360.8% compared to $5.7 million at December 31, 1995 and increased $3.7 million or 188.1% for December 31, 1995 compared to $2.0 million at December 31, 1994. The net increase for the year ended December 31, 1996 is attributable to the intangibles recorded as a result of the Mergers. The net increase for the year ended December 31, 1995 is attributable to the goodwill recorded as a result of the RGC/Roma Branch Acquisitions.

DEPOSITS

Total deposits of $1.1 billion at December 31, 1996 increased $512.0 million or 88.3% compared to December 31, 1995 levels of $579.7 million and total deposits of $579.7 million for the year ended December 31, 1995 increased $107.6 million or 22.8% compared to December 31, 1994 levels of $472.1 million. The increase in total deposits at December 31, 1996 compared to December 31, 1995 is primarily attributable to the Mergers. The increase in total deposits at December 31, 1995 compared to December 31, 1994 is primarily attributable to the RGC/Roma Branch Acquisitions. Total noninterest-bearing deposits of $168.7 million for the year ended December 31, 1996 represented an increase of $48.3 million or 40.1% compared to the year ended December 31, 1995 and $20.8 million or 20.8% for the year ended December 31, 1995 compared to the year ended December 31, 1994. Total public funds deposits (consisting of Public Funds Demand Deposits, Savings, Money Market Checking and Savings and Time Deposits) of $163.2 million for the year ended December 31, 1996 increased $123.3 million or 308.9% compared to December 31, 1995 levels of $39.9 million. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public funds deposits. The following table presents the composition of total deposits at the end of the last three years:

Total Deposits December 31,                                              % CHANGE FROM                   % Change From
(Dollars in Thousands)                                     1996            PRIOR YEAR        1995          Prior Year        1994
                                                        ----------         ----------      --------        ----------       -------
Demand Deposits
   Commercial and Individual .....................      $  162,650            43.5%      $  113,345           16.1%      $   97,597
   Public Funds ..................................           6,078           (14.0)           7,069          245.5            2,046
                                                        ----------            ----       ----------         ------       ----------
      Total Demand Deposits ......................         168,728            40.1          120,414           20.8           99,643
                                                        ----------            ----       ----------         ------       ----------
Interest-Bearing Deposits
   Savings
      Commercial and Individual ..................          94,114           165.0           35,521           23.8           28,689
      Public Funds ...............................             738            20.6              612              *               --
   Money Market Checking and Savings
      Commercial and Individual ..................         181,495            72.2          105,409           (0.6)         106,062
      Public Funds ...............................          53,432           139.8           22,278          (35.8)          34,688
   Time Deposits
      Commercial and Individual ..................         490,294            71.7          285,545           55.0          184,177
      Public Funds ...............................         102,934               *            9,952          (47.2)          18,849
                                                        ----------            ----       ----------         ------       ----------
      Total Interest-Bearing Deposits ............         923,007           101.0          459,317           23.3          372,465
                                                        ----------            ----       ----------         ------       ----------
      Total Deposits .............................      $1,091,735            88.3%      $  579,731           22.8%      $  472,108
                                                        ==========          ======       ==========         ======       ----------
Weighted Average Rate on
   Interest-Bearing Deposits .....................            4.45%                            4.39%                          %3.27%
                                                        ==========                       ==========                      ==========

* Not meaningful

Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 1996 and 1995:

Maturities of Time Deposits of $100,000 or More December 31,
(Dollars in Thousands)                                       1996        1995
                                                           --------    --------
Three Months or Less ..................................... $180,868    $ 47,925
After Three through Six Months ...........................   56,980      20,184
After Six through Twelve Months ..........................   47,093      21,152
After Twelve Months ......................................   51,510      37,129
                                                           --------    --------
  Total .................................................. $336,451    $126,390
                                                           ========    ========
Weighted Average Rate on Time Deposits
 of $100,000 or More .....................................     5.43%       5.54%
                                                           ========    ========

Mexico is a part of the trade territory of the Company and foreign deposits from Mexican sources have traditionally been a source of funding. In December 1995, the Mexican government announced a 20% devaluation of the Mexican peso relative to the United States dollar, and the Mexican peso has since continued to decline relative to the dollar. The Company does not anticipate any negative impact on foreign deposits due to these recent devaluations of the peso. The increase in foreign deposits is primarily attributable to Mexican deposits obtained with the Mergers during 1996 and the RGC/Roma Branch Acquisitions during 1995. The following table presents foreign deposits, primarily from Mexican sources, as of December 31, 1996 and 1995:

Foreign Deposits
December 31,
(Dollars in Thousands)                                     1996           1995
                                                         --------       -------
Demand Deposits ...................................      $  6,366       $ 2,287
                                                         --------       -------
Interest-Bearing Deposits
 Saving ...........................................        17,894         2,174
 Money Market Checking and Savings ................        20,727         9,178
 Time Deposits Under $100,000 .....................        42,296        19,376
 Time Deposits of $100,000 or more ................        78,111        26,471
                                                         --------       -------
   Total Interest-Bearing Deposits ................       159,028        57,199
                                                         --------       -------
   Total Foreign Deposits .........................      $165,394       $59,486
                                                         ========       =======
Percentage of Total Deposits ......................          15.1%         10.3%
                                                         ========       =======
Weighted Average Rate on Foreign Deposits .........          4.64%         4.78%
                                                         ========       =======

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

Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. These include cash, federal funds sold and U.S. Government-backed securities. At December 31, 1996, the Company's liquidity ratio, defined as cash, U.S. Government-backed securities and federal funds sold as a percentage of deposits, was 32.3% compared to 27.5% at December 31, 1995 and compared to 34.2% at December 31, 1994.

Liability liquidity is provided by access to core funding sources, principally various customers' interest-bearing and noninterest-bearing deposit accounts in the Company's trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

During 1996, funds for $272.7 million of investment purchases and $75.3 million of net loan growth came from various sources, including a net increase in deposits of $61.6 million, $159.4 million in proceeds from sale of investment securities, $118.3 million in proceeds from maturing investment securities and $16.4 million of net income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that federal bank regulatory authorities take "prompt corrective action" with respect to any depository institution which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels which require or permit the Federal Reserve Board and other regulatory authorities to take supervisory action. The relevant classifications range from "well capitalized" to "critically undercapitalized." The classifications are generally determined by applicable ratios of the institution, including Tier I capital to risk-weighted assets, total capital to risk-weighted assets and leverage ratios. Based on Texas State Bank's capital ratios as of December 31, 1996, Texas State Bank was classified as "well capitalized" under the applicable regulations. As a result, the Company does not believe that the prompt corrective action regulations have any material effect on the activities or operations of the Company or Texas State Bank.

The Corporation is dependent on dividend and interest income from the Bank and the sale of stock for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines and the Bank is classified as "well capitalized" for purposes of FDICIA.

The principal sources of liquidity for the Corporation during 1996 were the proceeds from the 1996 sale of 2.5 million shares of Class A Voting Common Stock and interest income of $417,000 from the Bank. The funds received were used primarily to finance the Mergers and pay common stock dividends and other expenses.

The funds management policy of the Company is to maintain a reasonably balanced position of rate sensitive assets and liabilities to avoid adverse changes in net interest income. Changes in net interest income occur when interest rates on loans and investments change in a different time period from that of changes in interest rates on liabilities, or when the mix and volume of interest-earning assets and interest-bearing liabilities change. The interest rate sensitivity gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities within a given time period ("GAP"). A GAP ratio is determined by dividing rate sensitive assets by rate sensitive liabilities. A ratio of 1.0 indicates a perfectly matched position, in which case the effect on net interest income due to interest rate movements would be zero.

Rate sensitive liabilities maturing within one year exceeded rate sensitive assets with comparable maturities at December 31, 1996 by $195.4 million. Management monitors the rate sensitivity GAP on a regular basis and takes steps when appropriate to improve the sensitivity. The cumulative rate sensitive GAP to Total Assets at a period of twelve months or less was (15.9)% at December 31, 1996.

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 1996:

INTEREST RATE SENSITIVITY ANALYSIS
DECEMBER 31, 1996                                     1-3            4-6            7-12           1-5         OVER
(DOLLARS IN THOUSANDS)                               MONTHS         MONTHS         MONTHS         YEARS       5 YEARS       TOTAL
                                                   ----------     ----------     ----------     ----------   ----------   ----------
LOANS ..........................................   $  415,134     $   36,550     $   63,614     $  221,626   $   20,732   $  757,656
INVESTMENT SECURITIES
   AVAILABLE FOR SALE ..........................        5,595          3,326         50,890        115,776       16,714      192,301
   HELD TO MATURITY ............................        7,222            100         20,703         96,612        1,198      125,835
FEDERAL FUNDS SOLD .............................       10,515           --             --             --           --         10,515
                                                   ----------     ----------     ----------     ----------   ----------   ----------
      TOTAL INTEREST-EARNING ASSETS ............      438,466         39,976        135,207        434,014       38,644    1,086,307
                                                   ----------     ----------     ----------     ----------   ----------   ----------
SAVINGS ........................................       94,852           --             --             --           --         94,852
MONEY MARKET CHECKING AND
   SAVINGS ACCOUNTS ............................      234,927           --             --             --           --        234,927
TIME DEPOSITS ..................................      276,656        106,630         95,345        113,308        1,289      593,228
FEDERAL FUNDS PURCHASED AND SECURITIES
   SOLD UNDER REPURCHASE AGREEMENTS ............          632           --             --             --           --            632
                                                   ----------     ----------     ----------     ----------   ----------   ----------
TOTAL INTEREST-BEARING
      LIABILITIES ..............................      607,067        106,630         95,345        113,308        1,289      923,639
                                                   ----------     ----------     ----------     ----------   ----------   ----------
RATE SENSITIVITY GAP1 ..........................   $ (168,601)    $  (66,654)    $   39,862     $  320,706   $   37,355   $  162,668
                                                   ==========     ==========     ==========     ==========   ==========   ==========
CUMULATIVE RATE SENSITIVITY GAP ................   $ (168,601)    $ (235,255)    $ (195,393)    $  125,313   $  162,668
                                                   ==========     ==========     ==========     ==========   ==========   ==========
RATIO OF CUMULATIVE RATE SENSITIVITY
   GAP TO TOTAL ASSETS .........................       (13.70)%       (19.12)%       (15.88)%         --           --           --
RATIO OF CUMULATIVE RATE SENSITIVE
   INTEREST-EARNING ASSETS TO CUMULATIVE
   RATE SENSITIVE INTEREST-BEARING
      LIABILITIES ..............................       72.2:1         67.0:1         75.8:1           --           --           --
                                                   ==========     ==========     ==========     ==========   ==========   ==========

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

CAPITAL RESOURCES

Shareholders' equity of $128.1 million for the year ended December 31, 1996 reflects a net increase of approximately $65.4 million or 104.3% compared to shareholders' equity of $62.7 million for the year ended December 31, 1995. This net increase was primarily attributable to the sales of 2.5 million shares of the Corporations Class A Voting Common stock and earnings for 1996.

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

Ratio targets are set for both Tier I and total capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum total capital ratio is 8.0%. The Federal Reserve Board has guidelines for a leverage ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The leverage ratio is defined to be the company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Capital Ratio is equal to or greater than 10.0%, and Tier I Capital Ratio is equal to or greater than 6.0%, and Leverage Capital Ratio is equal to or greater than 5.0%. The Company's Tier I Capital Ratio was approximately 13.17% and 11.70% as of December 31, 1996 and 1995, respectively. The Company's Total Capital Ratio was approximately 14.44% and 12.64% as of December 31, 1996 and 1995, respectively. The Company's Leverage Capital Ratio was 8.45% and 8.96% at December 31, 1996 and 1995, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of December 31, 1996.

The following table presents the Company's risk-based capital calculation:

Risk-Based Capital December 31,
(Dollars in Thousands)                                                                             1996          1995
                                                                                                ---------     ---------
Total Shareholders' Equity before unrealized gains or losses on Securities Available for Sale   $ 127,628     $  62,603
Less Goodwill and Other Deductions ..........................................................     (26,251)       (5,711)
                                                                                                ---------     ---------
Total Tier I Capital ........................................................................     101,377        56,892
Total Tier II Capital .......................................................................       9,732         4,542
                                                                                                ---------     ---------
Total Qualifying Capital ....................................................................   $ 111,109     $  61,434
                                                                                                =========     =========
Risk Adjusted Assets (Including Off-Balance Sheet Exposure) .................................   $ 769,574     $ 486,111
                                                                                                =========     =========
Tier I Capital Ratio ........................................................................       13.17%        11.70%
Total Capital Ratio .........................................................................       14.44         12.64
Leverage Capital Ratio ......................................................................        8.45          8.96
                                                                                                =========     =========

CURRENT ACCOUNTING ISSUES

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ("Statement 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ("Statement 123") "Accounting for Stock-Based Compensation." Statement 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Statement 123 encourages entities to adopt a "fair value" based method of accounting for stock-based compensation plans which requires an estimate of the fair value of stock options or other equity instruments to which employees become entitled to when they have rendered requisite service or satisfied other conditions necessary to earn the right to benefit from the instruments. Compensation cost is then determined based on the fair value estimate and is recognized over the service period, which is usually the vesting period. Statement 123 also requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them.

The accounting requirements of Statement 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The new accounting standards prescribed by Statement 123 are optional, and the Company may continue to account for its plans under previous accounting standards. The Company does not expect to adopt the new accounting standards, consequently, Statement 123 will not have a material impact on the Company's consolidated results of operations or financial position. However, pro forma disclosures of net earnings and earnings per share must be made as if the Statement 123 accounting standards had been adopted.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ("Statement 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of Statement 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

FOURTH QUARTER RESULTS

The fourth quarter net income for 1996 of $5.0 million or $0.56 per share reflected an increase of $2.6 million or 106.3% compared to $2.4 million or $0.39 per share for the fourth quarter of 1995. Earnings performance for the fourth quarter of 1996 as compared to the fourth quarter of 1995 reflects increases in net interest income, noninterest income and noninterest expense and is primarily attributable to the Mergers.

Net interest income of $13.7 million for the fourth quarter of 1996 increased $6.1 million or 79.7% compared to $7.6 million for the fourth quarter of 1995, reflecting the increased volume of earning assets. Average earning assets of $1.1 billion for the fourth quarter of 1996 increased $524.9 million or 91.4% compared to $574.0 million for the fourth quarter of 1995. The fourth quarter of 1996 interest margin was 4.96% compared to 5.28% for the fourth quarter of 1995 and 5.12% in the third quarter of 1996.

The provision for loan losses charged against earnings in the fourth quarter of 1996 was $794,000 compared to $625,000 for the fourth quarter of 1995, reflecting an increase of $169,000 or 27.0%. The provision for loan losses in the fourth quarter of 1996 was primarily attributable to loan growth and net charge-offs.

Noninterest income of $2.8 million for the fourth quarter of 1996 increased $1.1 million or 62.6% compared to $1.7 million for the fourth quarter of 1995, primarily due to an increased volume of business and as a result of the Mergers. All components of noninterest income, except Other Operating Income, reflect increases for fourth quarter of 1996 compared to fourth quarter of 1995. Investment Securities Gains of $244,000 for the fourth quarter of 1996 reflect a net increase of $342,000 compared to Investment Securities Losses of $98,000 for the fourth quarter of 1995.

Noninterest expense of $8.0 million for the fourth quarter of 1996 increased $2.9 million or 58.3% compared to $5.0 million for the fourth quarter of 1995. The increase in noninterest expense is primarily attributable to the Mergers.

The fourth quarter net income for 1996 of $5.0 million or $0.56 per share reflected a decrease of $162,000 or 3.1% compared to $5.2 million or $0.58 per share for the third quarter of 1996. Earnings performance for the fourth quarter of 1996 as compared to the third quarter of 1996 reflects decreases in net interest income and noninterest expense with increases in provision for loan losses, noninterest income and income tax expense.

During the fourth quarter of 1996, three cross-border credits totaling $3.4 million classified as nonaccrual and the carrying value of various cross-border credits were reduced, resulting in an additional adjustment of approximately $2.0 million to goodwill in connection with the Mergers. These steps penalized earnings in the fourth quarter and the year as a result of reducing net interest income (due to the reversal of accrued unpaid interest on these cross-border credits), recording amortization from May to year-end on the approximate $2.0 million adjustment to Goodwill and the additional provision for loan losses recorded to establish specific reserves on the effected cross-border credits.

All categories of noninterest income for the fourth quarter of 1996 reflect increases when compared to each respective category for the third quarter of 1996.

The nonaccrual and renegotiated loans at December 31, 1996 of $6.4 million increased $2.6 million or 69.5% compared to $3.8 million of September 30, 1996. The increase was primarily attributable to the cross-border adjustments.

The following table presents a summary of operations for the last five quarters:

Condensed Quarterly Income Statements                                  1996                                                 1995
                                                 ------------------------------------------------------------------      ----------
Taxable-Equivalent Basis
(Dollars in Thousands,                             FOURTH            THIRD          SECOND               FIRST             Fourth
Except Per Share Data)                             QUARTER          QUARTER         QUARTER             QUARTER            Quarter
                                                 ----------       ----------       ----------        --------------      ----------
Interest Income ...........................      $   23,973       $   24,086       $   18,621        $       13,176      $   12,804
Interest Expense ..........................          10,260           10,067            7,640                 5,281           5,171
                                                 ----------       ----------       ----------        --------------      ----------
Net Interest Income .......................          13,713           14,019           10,981                 7,895           7,633
Provision for Loan Losses .................             794              549              316                   461             625
Noninterest Income ........................           2,811            2,493            2,145                 1,946           1,729
Noninterest Expense .......................           7,968            7,973            6,707                 5,314           5,035
                                                 ----------       ----------       ----------        --------------      ----------
Income Before Taxable-Equivalent
  Adjustment and Income Tax ...............           7,762            7,990            6,103                 4,066           3,702
Taxable-Equivalent Adjustment .............             392              630              402                   206             105
Applicable Income Tax Expense .............           2,377            2,205            2,024                 1,306           1,177
                                                 ----------       ----------       ----------        --------------      ----------
Net Income ................................      $    4,993       $    5,155       $    3,677        $        2,554      $    2,420
                                                 ==========       ==========       ==========        ==============      ===========
Net Income Per Common Share
   Primary ................................      $     0.56       $     0.58       $     0.49        $         0.41      $     0.39
   Fully Diluted ..........................            0.56             0.58             0.49                  0.41            0.39
                                                 ==========       ==========       ==========        ==============      ===========
Average Balances
   Total Assets ...........................      $1,218,434       $1,213,234       $  945,193        $      655,639      $  634,912
   Loans ..................................         727,308          702,720          590,902               457,394         412,841
   Investment Securities ..................         340,948          355,012          216,775               120,445         144,577
   Earning Assets .........................       1,098,972        1,090,068          847,169               590,467         574,033
   Deposits ...............................       1,079,220        1,079,496          843,295               586,421         567,462
   Shareholders' Equity ...................         126,234          122,226           94,098                64,158          62,341
                                                 ----------       ----------       ----------        --------------      ----------
Selected Financial Data
   Return on Average Assets ...............            1.63%            1.69%            1.56%                 1.57%           1.51%
   Return on Average
      Shareholders' Equity ................           15.74            16.78            15.72                 16.01           15.40
   Net Interest Income to
      Average Earning Assets * ............            4.96             5.12             5.21                  5.38            5.28
   Efficiency Ratio * .....................           49.11            48.74            51.33                 54.11           53.70
   Allowance for Loan Losses ..............      $   10,031       $    9,921       $    9,947        $        4,890      $    4,542
   Net Charge-Offs (Recoveries) ...........             684              575              (94)                  113             204
   Nonaccrual and
      Renegotiated Loans ..................           6,446            3,803            3,752                 2,860           2,098
   Foreclosed Assets ......................             945            1,551            1,976                 1,463           1,489
                                                 ==========       ==========       ==========        ==============      ===========

* Taxable-Equivalent basis assuming a 35% tax rate for 1996 and a 34% tax rate for 1995.

SELECTED FINANCIAL DATA
Texas Regional Bancshares, Inc. and Subsidiary
QUARTERLY FINANCIAL DATA

CONDENSED QUARTERLY INCOME STATEMENTS
TAXABLE-EQUIVALENT BASIS                                       Fourth              Third          Second        First
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  Quarter            Quarter         Quarter       Quarter
                                                              --------            --------       --------      --------
1996
INTEREST INCOME ............................................   $23,973           $24,086           $18,621           $13,176
INTEREST EXPENSE ...........................................    10,260            10,067             7,640             5,281
                                                               -------           -------           -------           -------
NET INTEREST INCOME ........................................    13,713            14,019            10,981             7,895
PROVISION FOR LOAN LOSSES ..................................       794               549               316               461
NONINTEREST INCOME .........................................     2,811             2,493             2,145             1,946
NONINTEREST EXPENSE ........................................     7,968             7,973             6,707             5,314
                                                               -------           -------           -------           -------
INCOME BEFORE TAXABLE-EQUIVALENT
     ADJUSTMENT AND INCOME TAX EXPENSE .....................     7,762             7,990             6,103             4,066
TAXABLE-EQUIVALENT ADJUSTMENT ..............................       392               630               402               206
APPLICABLE INCOME TAX EXPENSE ..............................     2,377             2,205             2,024             1,306
                                                               -------           -------           -------           -------
NET INCOME .................................................   $ 4,993           $ 5,155           $ 3,677           $ 2,554
                                                               -------           -------           -------           -------
NET INCOME PER COMMON SHARE
 PRIMARY ...................................................   $  0.56           $  0.58           $  0.49           $  0.41
 FULLY DILUTED .............................................      0.56              0.58              0.49              0.41
                                                               -------           -------           -------           -------
1995
                                                               -------           -------           -------           -------
Interest Income ............................................   $12,804           $11,904           $10,880           $10,218
Interest Expense ...........................................     5,171             4,857             4,295             3,729
                                                               -------           -------           -------           -------
Net Interest Income ........................................     7,633             7,047             6,585             6,489
Provision for Loan Losses ..................................       625               372               322               366
Noninterest Income .........................................     1,729             1,623             1,576             1,590
Noninterest Expense ........................................     5,035             4,694             4,654             4,594
                                                               -------           -------           -------           -------
Income Before Taxable-Equivalent
     Adjustment and Income Tax Expense .....................     3,702             3,604             3,185             3,119
Taxable-Equivalent Adjustment ..............................       105                35                35                39
Applicable Income Tax Expense ..............................     1,177             1,292             1,109             1,093
                                                               -------           -------           -------           -------
Net Income .................................................   $ 2,420           $ 2,277           $ 2,041           $ 1,987
                                                               -------           -------           -------           -------
Net Income Per Common Share
     Primary ...............................................   $  0.39           $  0.37           $  0.33           $  0.32
     Fully Diluted .........................................      0.39              0.36              0.33              0.32
                                                               -------           -------           -------           -------

COMMON STOCK DATA --
The Company's Class A Voting Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the trading Symbol: TRBS. The information included in the following chart was derived from the Summary of Activity and other information provided to the Company by The NASDAQ Stock Market.

                                  Fourth        Third       Second       First
                                  Quarter       Quarter     Quarter      Quarter
                                 ---------     ---------   ---------   ---------
1996 -    HIGH                    $34.50        $29.25      $26.00       $23.50
          LOW                      28.25         23.50       20.00        17.00
          CLOSE                    34.00         28.75       25.00        22.00
1995 -    High                     18.25         16.50       14.50        12.75
          Low                      15.50         13.50       11.75        11.25
          Close                    17.25         16.50       14.00        12.50
                                 ---------     ---------   ---------   ---------
On December 31, 1996, there were 620 holders of record of the Company's Class A Voting Common Stock.

Cash dividends of $0.40 per share were declared during the years ended December 31, 1996 and 1995, respectively.

Texas Regional Bancshares, Inc. and Subsidiary
FIVE-YEAR FINANCIAL SUMMARY -- CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,
(Taxable-Equivalent Basis)

(Dollars in Thousands, Except Per Share Data)           1996      1995        1994      1993      1992
                                                      --------  --------    --------  --------  --------
Interest Income
     Loans, Including Fees ........................   $61,635   $ 37,199    $28,005   $23,674   $ 21,198
     Federal Funds Sold ...........................     1,554      1,172        519       623        452
     Investment Securities
          Taxable .................................    14,240      7,004      5,863     5,119      5,805
          Tax-Exempt ..............................     2,427        431        368       415        422
                                                      -------   --------    -------   -------   --------
          Total Interest Income ...................    79,856     45,806     34,755    29,831     27,877
                                                      -------   --------    -------   -------   --------
Interest Expense
     Deposits .....................................    33,228     17,990     11,619    10,321     10,593
     Federal Funds Purchased and Securities
          Sold Under Repurchase Agreements ........        20         46         23         1         23
     Short-Term Borrowings ........................      --           16         32        60         52
     Note Payable .................................      --         --           16       112        208
                                                      -------   --------    -------   -------   --------
          Total Interest Expense ..................    33,248     18,052     11,690    10,494     10,876
                                                      -------   --------    -------   -------   --------
Net Interest Income ...............................    46,608     27,754     23,065    19,337     17,001
Provision for Loan Losses .........................     2,120      1,685      1,085       392        220
                                                      -------   --------    -------   -------   --------
          Net Interest Income After Provision
               for Loan Losses ....................    44,488     26,069     21,980    18,945     16,781
                                                      -------   --------    -------   -------   --------
Noninterest Income
     Services Charges on Deposit Accounts .........     4,982      3,472      3,035     2,718      2,141
     Other Service Charges ........................     1,003        859        904       575        417
     Net Investment Securities Gains (Losses) .....       401       (111)         8        33       (226)
     Other Operating Income .......................     3,009      2,298      1,825     1,706      1,485
                                                      -------   --------    -------   -------   --------
          Total Noninterest Income ................     9,395      6,518      5,772     5,032      3,817
                                                      -------   --------    -------   -------   --------
Noninterest Expense
     Salaries and Employee Benefits ...............    13,914      9,563      8,015     7,798      6,745
     Occupancy Expense ............................     1,951      1,069        961       820        828
     Equipment Expense ............................     3,165      2,028      1,648     1,366      1,166
     Other ........................................     8,932      6,317      5,883     4,529      5,171
                                                      -------   --------    -------   -------   --------
          Total Noninterest Expense ...............    27,962     18,977     16,507    14,513     13,910
                                                      -------   --------    -------   -------   --------
     Income Before Taxable-Equivalent Adjustment,
          Income Expense Tax and Extraordinary Item    25,921     13,610     11,245     9,464      6,688
     Taxable-Equivalent Adjustment ................     1,630        214        124       140        140
     Applicable Income Tax Expense ................     7,912      4,671      3,936     3,345      2,029
                                                      -------   --------    -------   -------   --------
Income Before Extraordinary Item ..................    16,379      8,725      7,185     5,979      4,519
Cumulative Effect of Change
     in Accounting Principle ......................      --         --         --          32       --
                                                      -------   --------    -------   -------   --------
Net Income ........................................   $16,379   $  8,725    $ 7,185   $ 6,011   $  4,519
                                                      -------   --------    -------   -------   --------
Primary Earnings Per Common Share
     Income Per Share Before Cumulative Effect
          of Change in Accounting Principle .......   $  2.08   $   1.40    $  1.19   $  1.30   $   1.04
     Cumulative Effect of Change in Accounting
          Principle ...............................      --         --         --        0.01       --
                                                      -------   --------    -------   -------   --------
     Net Income ...................................   $  2.08   $   1.40    $  1.19   $  1.31   $   1.04
                                                      -------   --------    -------   -------   --------
     Weighted Average Number of Common
          Shares Outstanding (in Thousands) .......     7,887      6,218      5,791     4,186      4,045
                                                      -------   --------    -------   -------   --------
Fully Diluted Earnings Per Common Share
     Income Per Share Before Cumulative Effect
          of Change in Accounting Principle .......   $  2.08   $   1.40    $  1.16   $  1.15   $   0.92
     Cumulative Effect of Change in Accounting
          Principle ...............................      --         --         --        0.01       --
                                                      -------   --------    -------   -------   --------
     Net Income ...................................   $  2.08   $   1.40    $  1.16   $  1.16   $   0.92
                                                      -------   --------    -------   -------   --------
     Weighted Average Number of Common
          Shares Outstanding (in Thousands) .......     7,893      6,227      6,035     5,170      4,890
                                                      -------   --------    -------   -------   --------

Texas Regional Bancshares, Inc. and Subsidiary
SELECTED STATISTICAL INFORMATION

Years Ended December 31,                                                  1996          1995            1994        1993        1992
                                                                        -------        -------        -------      -------   -------
PERFORMANCE RATIOS
     Return on Average Shareholders' Equity ..................           16.11%        14.69%        14.11%        16.15%     15.23%
     Return on Average Assets ................................            1.62          1.51          1.43          1.34        1.23
     Loan to Deposit Ratio ...................................           69.40         77.77         72.00         67.63       67.23
     Demand Deposit to Total Deposit Ratio ...................           15.46         20.77         21.11         20.81       21.61
     Net Yield (Taxable-Equivalent Net Interest
          Income/Average Interest-Earning Assets) ............            5.14          5.33          5.12          4.84        5.21
     Efficiency Ratio ........................................           50.41         54.88         57.00         60.98       65.35
CAPITAL RATIOS
     Equity to Assets Ratio ..................................           10.41%         9.70%        10.48%         8.45%      8.28%
     Tier I Capital Ratio ....................................           13.17         11.70         14.71         12.05       11.85
     Total Capital Ratio .....................................           14.44         12.64         15.67         13.21       12.91
     Leverage Capital Ratio ..................................            8.45          8.96         10.37          7.88        8.15
PREFERRED STOCK DATA PER SHARE
     Cash Dividends Paid .....................................             N/A           N/A         $3.50         $7.00       $7.00
     Cash Dividend Rate at Year-End ..........................             N/A           N/A           N/A          7.00%      7.00%
     Book Value Per Share ....................................             N/A           N/A           N/A       $100.00     $100.00
COMMON STOCK DATA PER SHARE
     Cash Dividends Declared .................................           $0.40         $0.40         $0.24           $--         $--
     Dividend Rate at Year-End ...............................            1.18%         2.32%         2.56%          N/A         N/A
     Book Value Per Share, as Restated .......................          $14.71        $10.12         $9.00         $7.73       $6.42
     Dividend Payout Ratio ...................................           19.23%        28.57%        20.69%          N/A         N/A
OTHER STATISTICS
     Number of Common Shareholders of Record .................             620           642           710           714         724
     Number of Full-Time Equivalent Employees ................             534           332           280           272         240
                                                                       -------       -------       -------       -------     -------

ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

To Our Shareholders:

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

Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management believes that as of December 31, 1996, the Company maintains an effective system of internal control.

The Audit Committee of the Board of Directors reviews the systems of internal control and financial reporting. The Committee meets and consults regularly with management, the internal auditors and the independent accountants to review the scope and results of their work.

The accounting firm of KPMG Peat Marwick LLP has performed an independent audit of the Company's consolidated financial statements. Management has made available to KPMG Peat Marwick LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to KPMG Peat Marwick LLP during its audit were valid and appropriate. The firm's report appears below.

Glen E. Roney                                  George R. Carruthers
Chairman of the Board, President               Executive Vice President
& Chief Executive Officer                      & Chief Financial Officer

January 31, 1997

INDEPENDENT AUDITORS' REPORT

Board of Directors
Texas Regional Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                  KPMG Peat Marwick LLP
Houston, Texas
January 31, 1997

CONSOLIDATED FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995
(Dollars in Thousands)                                                               1996          1995
                                                                                 -----------    ---------
Assets
     Cash and Due From Banks (Note 2) .........................................  $    56,100    $  30,933
     Federal Funds Sold .......................................................       10,515        3,600
                                                                                 -----------    ---------
          Total Cash and Cash Equivalents .....................................       66,615       34,533
     Securities Available for Sale (Note 3) ...................................      192,301       63,150
     Securities Held to Maturity (Estimated Market Value of $126,896
          and $68,962 for 1996 and 1995, Respectively) (Note 3) ...............      125,835       68,491
     Loans, Net of Unearned Discount of $1,607 in 1996 and $1,272 in 1995 .....      757,656      450,854
     Less: Allowance for Loan Losses ..........................................      (10,031)      (4,542)
                                                                                 -----------    ---------
          Net Loans (Note 4) ..................................................      747,625      446,312
     Premises and Equipment, Net (Note 5) .....................................       37,054       18,374
     Accrued Interest Receivable ..............................................       13,743        6,319
     Other Real Estate ........................................................          742        1,273
     Intangibles ..............................................................       26,318        5,711
     Other Assets .............................................................       20,344        2,606
                                                                                 -----------    ---------
          Total Assets ........................................................  $ 1,230,577    $ 646,769
                                                                                 ===========    =========
Liabilities
     Deposits
          Demand ..............................................................  $   168,728    $ 120,414
          Savings .............................................................       94,852       36,133
          Money Market Checking and Savings ...................................      234,927      127,687
          Time Deposits (Note 6) ..............................................      593,228      295,497
                                                                                 -----------    ---------
          Total Deposits ......................................................    1,091,735      579,731
     Federal Funds Purchased and Securities
          Sold Under Repurchase Agreements (Note 7) ...........................          632          757
     Accounts Payable and Accrued Liabilities .................................       10,062        3,561
                                                                                 -----------    ---------
          Total Liabilities ...................................................    1,102,429      584,049
                                                                                 -----------    ---------
Commitments and Contingencies (Notes 11 and 12)
Shareholders' Equity
     Preferred Stock; $1.00 Par Value, 10,000,000 Shares
          Authorized; None Issued and Outstanding (Note 9) ....................         --           --
     Common Stock - Class A; $1.00 Par Value, 20,000,000 Shares Authorized;
          Issued and Outstanding 8,708,898 Shares for 1996 and 6,196,791 for
          1995 (Note 10) ......................................................        8,708        6,196
     Paid-In Capital ..........................................................       78,605       29,239
     Retained Earnings (Notes 9 and 12) .......................................       40,315       27,168
     Unrealized Gain (Loss) on Securities Available for Sale (Note 3) .........          520          117
                                                                                 -----------    ---------
          Total Shareholders' Equity ..........................................      128,148       62,720
                                                                                 -----------    ---------
          Total Liabilities and Shareholders' Equity ..........................  $ 1,230,577    $ 646,769
                                                                                 ===========    =========

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

(Dollars in Thousands, Except Per Share Data)              1996        1995        1994
                                                         --------    --------    --------
Interest Income
   Loans, Including Fees .............................   $ 60,844    $ 37,131    $28,005
   Investment Securities
      Taxable ........................................     14,240       7,004      5,863
      Tax-Exempt .....................................      1,588         285        244
   Federal Funds Sold ................................      1,554       1,172        519
                                                         --------    --------    -------
      Total Interest Income ..........................     78,226      45,592     34,631
                                                         --------    --------    -------
Interest Expense
   Deposits ..........................................     33,228      17,990     11,619
   Federal Funds Purchased and Securities Sold
      Under Repurchase Agreements ....................         20          46         23
   Short-Term Borrowings .............................       --            16         32
   Note Payable ......................................       --          --           16
                                                         --------    --------    -------
      Total Interest Expense .........................     33,248      18,052     11,690
                                                         --------    --------    -------
Net Interest Income ..................................     44,978      27,540     22,941
Provision for Loan Losses (Note 4) ...................      2,120       1,685      1,085
                                                         --------    --------    -------
   Net Interest Income After Provision for Loan Losses     42,858      25,855     21,856
                                                         --------    --------    -------
Noninterest Income
   Service Charges on Deposit Accounts ...............      4,982       3,472      3,035
   Other Service Charges .............................      1,003         859        904
   Trust Service Fees ................................      1,505       1,256      1,161
   Net Investment Securities Gains (Losses) ..........        401        (111)         8
   Data Processing Service Fees ......................        910         441        255
   Other Operating Income ............................        594         601        409
                                                         --------    --------    -------
      Total Noninterest Income .......................      9,395       6,518      5,772
                                                         --------    --------    -------
Noninterest Expense
   Salaries and Employee Benefits (Note 11) ..........     13,914       9,563      8,015
   Net Occupancy Expense .............................      1,951       1,069        961
   Equipment Expense .................................      3,165       2,028      1,648
   Other Real Estate (Income) Expense, Net ...........        (67)        107         75
   Other Noninterest Expense (Note 13) ...............      8,999       6,210      5,808
                                                         --------    --------    -------
      Total Noninterest Expense ......................     27,962      18,977     16,507
                                                         --------    --------    -------
Income Before Income Tax Expense .....................     24,291      13,396     11,121
Income Tax Expense (Note 8) ..........................      7,912       4,671      3,936
                                                         --------    --------    -------
Net Income ...........................................   $ 16,379    $  8,725    $ 7,185
                                                         --------    --------    -------
Primary Earnings Per Common Share
   Net Income ........................................   $   2.08    $   1.40    $  1.19
                                                         --------    --------    -------
   Weighted Average Number of Common Shares
      Outstanding (in Thousands) .....................      7,887       6,218      5,791
                                                         --------    --------    -------
Fully Diluted Earnings Per Common Share
   Net Income ........................................   $   2.08    $   1.40    $  1.16
                                                         --------    --------    -------
   Weighted Average Number of Common Shares
      Outstanding (in Thousands) .....................      7,893       6,227      6,035
                                                         --------    --------    -------

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994

                                                                                                       Unrealized
                                                             Class A                                  Gain (Loss)       Total
                                             Convertible     Voting                                   on Securities     Share-
                                              Preferred      Common       Paid-In         Retained     Available        holders'
(Dollars in Thousands)                          Stock        Stock        Capital         Earnings      for Sale        Equity
                                                 ----        ------       --------        --------        -----        ---------
Balance, December 31, 1993 ...............     $   74        $4,186       $ 20,063        $ 15,481        $ 179        $  39,983
Conversion of 74,172 shares
     of Preferred Stock into
     979,009 shares of Class A Voting
     Common Stock (Note 9) ...............        (74)          979           (905)           --           --               --
Redemption of 356 shares of
     Preferred Stock at $104.00
     per share (Note 9) ..................        --           --              (36)             (1)        --                (37)
Change in Unrealized Gain
     (Loss) on Securities
     Available for Sale ..................        --           --             --              --           (766)            (766)
Sale of 1,028,291 shares of
     Class A Voting Common Stock .........        --          1,028         10,082            --           --             11,110
Preferred Stock Dividends ................        --           --             --              (258)        --               (258)
Class A Voting Common
     Stock Cash Dividends ................        --           --             --            (1,486)        --             (1,486)
Net Income ...............................        --           --             --             7,185         --              7,185
                                               ------        ------       --------        --------        -----        ---------
Balance, December 31, 1994 ...............        --          6,193         29,204          20,921         (587)          55,731
Exercise of stock options,
     3,162 shares of Class A
     Voting Common Stock .................        --              3             35            --           --                 38
Change in Unrealized Gain
     (Loss) on Securities
     Available for Sale ..................        --           --             --              --            704              704
Class A Voting Common
     Stock Cash Dividends ................        --           --             --            (2,478)        --             (2,478)
Net Income ...............................        --           --             --             8,725         --              8,725
                                               ------        ------       --------        --------        -----        ---------
BALANCE, DECEMBER 31, 1995 ...............        --          6,196         29,239          27,168          117           62,720
EXERCISE OF STOCK OPTIONS,
     2,107 SHARES OF CLASS A
     VOTING COMMON STOCK .................        --              2             23            --           --                 25
CHANGE IN UNREALIZED GAIN
     (LOSS) ON SECURITIES
     AVAILABLE FOR SALE ..................        --           --             --              --            403              403
CLASS A VOTING COMMON
     STOCK CASH DIVIDENDS ................        --           --             --            (3,232)        --             (3,232)
SALE OF 2,510,000 SHARES OF
     CLASS A VOTING COMMON STOCK .........        --          2,510         49,343            --           --             51,853
NET INCOME ...............................        --           --             --            16,379         --             16,379
                                               ------        ------       --------        --------        -----        ---------
BALANCE, DECEMBER 31, 1996 ...............     $  --         $8,708       $ 78,605        $ 40,315        $ 520        $ 128,148
                                               ======        ======       ========        ========        =====        =========

The accompanying notes are an integral part of the consolidated financial statements.
Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994

(Dollars in Thousands)                                                                           1996          1995          1994
                                                                                              ---------      --------      --------
Cash Flows from Operating Activities
     Net Income .........................................................................     $  16,379      $  8,725      $  7,185
     Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
          Depreciation, Amortization and Accretion, Net .................................         2,794         2,013         2,089
          Provision for Loan Losses .....................................................         2,120         1,685         1,085
          Provision for Estimated Losses on Other Real Estate and Other Assets ..........            43           119           112
          (Gain) Loss on Sale of Securities Available for Sale ..........................          (401)          111            (8)
          (Gain) Loss on Sale of Other Assets ...........................................            11            (3)            4
          (Gain) Loss on Sale of Other Real Estate ......................................          (202)            3             2
          (Gain) Loss on Sale of Fixed Assets ...........................................            (2)           14             8
          (Increase) Decrease in Deferred Income Taxes ..................................        (1,138)         (336)           60
          Increase in Accrued Interest Receivable and Other Assets ......................       (15,164)         (159)       (1,304)
          Increase (Decrease) in Accounts Payable and Accrued Liabilities ...............        (1,185)          613           135
                                                                                              ---------      --------      --------
Net Cash Provided by Operating Activities ...............................................         3,255        12,785         9,368
                                                                                              ---------      --------      --------
Cash Flows from Investing Activities
     Proceeds from Sales of Securities Available for Sale ...............................       159,350        12,610        12,404
     Proceeds from Maturing Securities Available for Sale ...............................        73,339        45,000        51,600
     Purchases of Securities Available for Sale .........................................      (183,626)      (64,961)      (34,728)
     Proceeds from Maturing Securities Held to Maturity .................................        44,965        17,460           952
     Purchases of Securities Held to Maturity ...........................................       (89,086)      (14,390)      (31,442)
     Proceeds from Sale of Loans ........................................................         6,142         5,731         1,119
     Purchases of Loans .................................................................        (2,012)       (1,159)       (2,151)
     Loan Originations and Advances .....................................................       (73,330)      (74,068)      (50,619)
     Recoveries of Charged-Off Loans ....................................................           504           536           226
     Proceeds from Sale of Fixed Assets .................................................            45             2          --
     Proceeds from Sale of Other Assets .................................................           508            25           116
     Proceeds from Sale of Other Real Estate ............................................         2,815         1,409           970
     Purchases of Premises and Equipment ................................................        (5,766)       (3,597)       (1,862)
     Proceeds from the Acquisition of Two Branch Bank Locations,
          Net of Cash Acquired ..........................................................          --          30,606          --
     Net Cash Used in Mergers ...........................................................       (15,404)         --            --
                                                                                              ---------      --------      --------
Net Cash Used in Investing Activities ...................................................       (81,556)      (44,796)      (53,415)
                                                                                              ---------      --------      --------
Cash Flows from Financing Activities
     Net Increase (Decrease) in Demand Deposits, Money Market Checking
          and Savings Accounts ..........................................................        (6,437)      (24,518)       17,600
     Net Increase in Time Deposits ......................................................        68,048        52,421        24,987
     Net Increase (Decrease) in Federal Funds Purchased
          and Securities Sold Under Repurchase Agreements ...............................          (125)         (392)        1,149
     Net Decrease in Short-Term Borrowings ..............................................          --            (429)          (60)
     Repayment of Note Payable ..........................................................          --            --          (1,150)
     Cash Dividends Paid on Preferred Stock .............................................          --            --            (258)
     Redemption of Preferred Stock ......................................................          --            --             (37)
     Proceeds from Sale of Class A Voting Common Stock ..................................        51,878            38        11,110
     Cash Dividends Paid on Class A Voting Common Stock .................................        (2,981)       (2,353)         (991)
                                                                                              ---------      --------      --------
Net Cash Provided by Financing Activities ...............................................       110,383        24,767        52,350
                                                                                              ---------      --------      --------
Increase (Decrease) in Cash and Cash Equivalents ........................................        32,082        (7,244)        8,303
Cash and Cash Equivalents at Beginning of Year ..........................................        34,533        41,777        33,474
                                                                                              ---------      --------      --------
Cash and Cash Equivalents at End of Year ................................................     $  66,615      $ 34,533      $ 41,777
                                                                                              =========      ========      ========

CONSOLIDATED FINANCIAL STATEMENTS
Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 1996, 1995 and 1994

(Dollars in Thousands)                                                              1996            1995           1994
                                                                                 ---------       ---------       -------
Supplemental Disclosures of Cash Flow Information
   Interest Paid ............................................................... $  31,950       $  17,248       $11,518
   Income Taxes Paid ...........................................................     7,727           4,752         3,799
Supplemental Schedule of Noncash Investing and Financing Activities
   Cost of Securities Transferred to Available for Sale ........................       N/A           1,455           N/A
   Foreclosure and Repossession in Partial Satisfaction of Loans
      Receivable ...............................................................     2,395             679           977
   Loans Originated to Facilitate Sale of Other Real Estate ....................       N/A             N/A           N/A
The Company Acquired First State Bank & Trust Co., Mission, Texas and The Border
   Bank, Hidalgo, Texas on May 14, 1996. The Company also Acquired two Branch
   Bank Locations, one in Rio Grande City, Texas and the other in Roma, Texas during August 1995. Assets Acquired and Liabilities Assumed are as follows:
      Fair Value of Assets Acquired ............................................   554,240          75,850           N/A
      Cash Paid ................................................................   (99,500)         (4,250)          N/A
      Liabilities Assumed ......................................................   458,740          80,100           N/A
                                                                                 ---------       ---------       -------

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994

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

A summary of the more significant accounting policies follows:

FINANCIAL STATEMENT PRESENTATION --

The consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. and its wholly owned subsidiary, Texas State Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in the subsidiary are accounted for on the equity method in the Parent's financial statements.

TRUST ASSETS --

Assets held by the trust department of the subsidiary bank in fiduciary or agency capacities are not assets of Texas Regional Bancshares, Inc. or its subsidiary and are not included in the consolidated balance sheets.

INVESTMENT SECURITIES --

At acquisition, a bank is required to classify debt and equity securities into one of three categories: Held to Maturity, Trading or Available for Sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as Held to Maturity and measured at amortized cost in the statement of financial position only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as Trading and measured at fair value in the statement of financial position with unrealized holding gains and losses included in net income. Investments not classified as Held to Maturity nor Trading are classified as Available for Sale and measured at fair value in the statement of financial position with unrealized holding gains and losses reported in a separate component of shareholders' equity until realized.

Gains and losses on the sale of Trading and Available for Sale securities are determined using the specific-identification method.

Declines in the fair value of individual Held to Maturity and Available for Sale securities below their cost that are other than temporary have resulted in write downs of the individual securities to their fair value.
The related write downs have been included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the period from acquisition to the earlier of maturity or call date.

On October 18, 1995, the FASB decided to grant to all entities a one-time opportunity during the period from approximately mid-November to December 31, 1995, to reconsider their intent and ability to hold securities accounted for as Held to Maturity under Statement 115. This allowed entities to transfer securities from the Held to Maturity category to Available for Sale or Trading without calling into question their intent to hold other debt securities to maturity. On December 31, 1995, the Bank transferred approximately $1.5 million in Held to Maturity securities to the Available for Sale category resulting in no change to stock equity per share.

LOANS --

Loans are stated at the principal amount outstanding, net of unearned discount. Interest income on discounted loans is recognized on the sum-of-the-months-digits method which approximates the interest method, while interest income on other loans is calculated using applicable interest rates and the daily amount of outstanding principal.

LOAN FEES --

Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment of the yields of the related loans.

NONPERFORMING ASSETS --

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

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, ("Statement 114"), "Accounting by Creditors for Impairment of a Loan" and the amendment thereof, Statement of Financial Accounting Standards No. 118, ("Statement 118") "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." Under Statement 114, a loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement 114 requires that an impaired loan be valued utilizing (i) the present value of expected future cash flows discounted at the effective interest rate of the loan, (ii) the fair value of the underlying collateral, or (iii) the observable market price of the loan. Statement 118 amended Statement 114 by expanding the related disclosure requirements and permitting use of existing methods for recognizing interest income on impaired loans.

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

ALLOWANCE FOR LOAN LOSSES --

The allowance for loan losses is established by a charge to operations (provision for loan losses). Actual loan losses or recoveries are charged or credited directly to this allowance. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experiences, the status and amount of nonperforming assets and economic conditions. A specific percentage is allocated to total loans in good standing and additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged-off. In addition, the loan review committee of the Bank reviews the assessment of management in determining the adequacy of the Bank's allowance for loan losses. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

PREMISES AND EQUIPMENT --

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

GOODWILL --

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

INCOME TAX --

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files a consolidated federal income tax return.

STOCK OPTION PLAN --

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ("Statement 123") "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

EARNINGS PER COMMON SHARE COMPUTATIONS --

Primary earnings per common share are computed by dividing net income less preferred stock dividends, if any, by the weighted average number of common stock and common stock equivalents outstanding during the year, retroactively adjusted for stock splits effected as a stock dividend. The convertible preferred stock did not satisfy the criteria for consideration as common stock equivalents.

Fully diluted earnings per share is computed as if all convertible preferred stock had been converted to common stock.

CASH FLOWS --

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF --

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ("Statement 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES -

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ("Statement 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of Statement 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

(2)  RESERVE REQUIREMENTS

Cash of approximately $22.9 million and $16.2 million at December 31, 1996 and 1995, respectively, was maintained to satisfy regulatory reserve requirements.

(3)  INVESTMENT SECURITIES

The amortized cost and estimated market value of investments in Securities Available for Sale at December 31, 1996 and December 31, 1995 follows:

                                                                              1996
                                                           ---------------------------------------------
                                                                         GROSS      GROSS       ESTIMATED
                                                           AMORTIZED  UNREALIZED  UNREALIZED      MARKET
(DOLLARS IN THOUSANDS)                                       COST        GAINS      LOSSES         VALUE
                                                           --------    --------     --------     --------
U.S. TREASURY ..........................................   $  8,965    $     15     $      7     $  8,973
U.S. GOVERNMENT AGENCY .................................    157,951         436          682      157,705
MORTGAGE-BACKED ........................................         91           1         --             92
STATES AND POLITICAL SUBDIVISIONS ......................     21,770       1,042            1       22,811
OTHER ..................................................      2,718           4            2        2,720
                                                           --------    --------     --------     --------
   TOTAL ...............................................   $191,495    $  1,498     $    692     $192,301
                                                           ========    ========     ========     ========

                                                                                1995
                                                             --------------------------------------------
                                                                         Gross        Gross     Estimated
                                                            Amortized  Unrealized   Unrealized    Market
(Dollars in Thousands)                                        Cost       Gains        Losses      Value
                                                             -------     -------       -------    -------
U.S. Treasury ...........................................    $ 6,000     $    19       $     7    $ 6,012
U.S. Government Agency ..................................     55,502         205            39     55,668
Other ...................................................      1,471           2             3      1,470
                                                             -------     -------       -------    -------
   Total ................................................    $62,973     $   226       $    49    $63,150
                                                             =======     =======       =======    =======

The amortized cost and estimated market value of investments in Securities Held to Maturity at December 31, 1996 and December 31, 1995 follows:

                                                               1996
                                          -------------------------------------------------
                                                         GROSS        GROSS      ESTIMATED
                                          AMORTIZED    UNREALIZED   UNREALIZED     MARKET
(DOLLARS IN THOUSANDS)                       COST        GAINS        LOSSES       VALUE
                                          ----------   ----------   ----------   ----------
U.S. TREASURY .........................   $   38,160   $      284   $       14   $   38,430
U.S. GOVERNMENT AGENCY ................       81,003          601           16       81,588
STATES AND POLITICAL SUBDIVISIONS .....        6,672          206         --          6,878
                                          ----------   ----------   ----------   ----------
   TOTAL ..............................   $  125,835   $    1,091   $       30   $  126,896
                                          ==========   ==========   ==========   ==========

                                                                 1995
                                          -------------------------------------------------
                                                         Gross        Gross      Estimated
                                          Amortized    Unrealized   Unrealized     Market
(Dollars in Thousands)                       Cost        Gains        Losses       Value
                                          ----------   ----------   ----------   ----------
U.S. Treasury .........................   $   28,787   $      104   $      115   $   28,776
U.S. Government Agency ................       34,230          245           50       34,425
States and Political Subdivisions .....        5,474          287         --          5,761
                                          ----------   ----------   ----------   ----------
   Total ..............................   $   68,491   $      636   $      165   $   68,962
                                          ==========   ==========   ==========   ==========

The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       SECURITIES
                                       -----------------------------------------
                                        AVAILABLE FOR SALE    HELD TO MATURITY
                                       -------------------   -------------------
                                                 ESTIMATED             ESTIMATED
                                       AMORTIZED   MARKET   AMORTIZED   MARKET
(DOLLARS IN THOUSANDS)                   COST      VALUE       COST      VALUE
                                       --------   --------   --------   --------
DUE IN ONE YEAR OR LESS .............. $ 59,705   $ 59,811   $ 28,025   $ 28,066
DUE AFTER ONE YEAR THROUGH FIVE YEARS   115,705    115,776     96,612     97,538
DUE AFTER FIVE YEARS THROUGH TEN YEARS   12,541     12,114      1,095      1,183
DUE AFTER TEN YEARS ..................    3,544      4,600        103        109
                                       --------   --------   --------   --------
   TOTAL ............................. $191,495   $192,301   $125,835   $126,896
                                       ========   ========   ========   ========

Proceeds from sales of Securities Available for Sale for the year ended December 31, 1996 were $159.3 million. Gross gains of $705,000 and gross losses of $304,000 were realized on sales for the year ended December 31, 1996. Proceeds from sales of Securities Available for Sale for the year ended December 31, 1995 were $12.6 million. Gross losses of $111,000 and no gains were realized on sales for the year ended December 31, 1995.

Net unrealized holding gains of $520,000 and $117,000 at December 31, 1996 and 1995, respectively, on Securities Available for Sale are included as a separate component of shareholders' equity for each respective year.

There were no sales from the Held to Maturity category in 1996 and 1995.

Investment securities having a carrying value of $224.2 million at December 31, 1996 and $99.6 million at December 31, 1995 were pledged to secure public funds and trust assets on deposit and for other purposes required or permitted by law.

(4)  LOANS AND ALLOWANCE FOR LOAN LOSSES

An analysis of loans at December 31, 1996 and December 31, 1995 follows:

(Dollars in Thousands)                                  1996              1995
                                                      --------          --------
Commercial .................................          $198,752          $112,042
Commercial Tax-Exempt ......................            34,777            34,419
Agricultural ...............................            32,639            25,097
Real Estate
   Construction ............................            47,400            29,967
   Commercial Mortgage .....................           243,198           129,953
   Agricultural Mortgage ...................            28,803            17,057
   1-4 Family Mortgage .....................           100,301            59,052
Consumer ...................................            71,786            43,267
                                                      --------          --------
   Total ...................................          $757,656          $450,854
                                                      ========          ========

In the ordinary course of business, the Company's subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. An analysis of these loans for the years ended December 31, 1996 and December 31, 1995 follows:

(Dollars in Thousands)                                 1996           1995
                                                    ----------     ----------
Balance at Beginning of Year ..............         $    3,974     $    8,174
Additions .................................              2,765          1,613
Reductions
   Collections ............................              2,368          3,083
   Changes to Unrelated Status ............               --            2,730
   Charge-Offs ............................               --             --
                                                    ----------     ----------
Balance at End of Year ....................         $    4,371     $    3,974
                                                    ==========     ==========

A summary of the transactions in the allowance for loan losses for years ended December 31, 1996, 1995 and 1994 follows:

(Dollars in Thousands)                           1996        1995        1994
                                               --------     -------     -------
Balance at Beginning of Year ..............    $  4,542     $ 3,511     $ 3,435
Balance from Acquisitions .................       4,647         450        --
Provision Charged to Expense ..............       2,120       1,685       1,085
Recovery of Amounts Previously Charged
   to Allowance ...........................         504         536         226
Losses Charged to Allowance ...............      (1,782)     (1,640)     (1,235)
                                               --------     -------     -------
Balance at End of Year ....................    $ 10,031     $ 4,542     $ 3,511
                                               ========     =======     =======

Nonaccrual loans and renegotiated loans were $6.4 million, $2.1 million and $2.4 million at December 31, 1996, 1995 and 1994, respectively. If interest on these nonaccrual and renegotiated loans had been accrued at the original contractual rates, interest income would have been increased by approximately $765,000, $247,000 and $476,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Impairment of loans having recorded investments of $6.4 million at December 31, 1996 and $2.0 million at December 31, 1995 has been recognized in conformity with Statement 114, as amended by Statement 118. The average recorded investment in impaired loans during 1996 and 1995 was $4.8 million and $1.9 million, respectively. The total allowance for loan losses related to these loans was $506,000 and $172,000 on December 31, 1996 and 1995, respectively. Interest income on impaired loans of $532,000 and $91,000 was recognized for cash payments received in 1996 and 1995, respectively.

(5)  PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation and amortization as of December 31, 1996 and December 31, 1995 follows:

                                            Estimated
(Dollars in Thousands)                     Useful Lives     1996        1995
                                            ----------   ----------  ----------
Land ....................................                $    7,020  $    4,526
Buildings and Leasehold Improvements ....   2-40 years       25,458      12,440
Construction in Progress ................                     1,100        --
Furniture and Equipment .................   3-10 years       13,783       9,581
                                                         ----------  ----------
Subtotal ................................                    47,361      26,547
Less Accumulated Depreciation
 and Amortization .......................                   (10,307)     (8,173)
                                                         ----------  ----------
   Total ................................                $   37,054  $   18,374
                                                         ==========  ==========

Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was approximately $2.6 million, $1.6 million and $1.3 million, respectively.

(6)  TIME DEPOSITS
Time deposits of $100,000 or more totaled $336.5 million and $126.4 million at December 31, 1996 and 1995, respectively. Interest expense for the years ended December 31, 1996, 1995 and 1994 on time deposits of $100,000 or more was approximately $13.3 million, $5.7 million and $3.5 million, respectively.

(7)  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The following table summarizes selected information regarding federal funds purchased and securities sold under repurchase agreements as of and for the years ended December 31, 1996, 1995 and 1994:

(Dollars in Thousands)                          1996       1995         1994
                                              --------   --------     --------
Balance at End of Year .................      $    632   $    757     $  1,149
Rate on Balance at End of Year .........          3.92%      3.60%        4.07%
Average Daily Balance ..................      $    502   $  1,093     $    652
Average Interest Rate ..................          3.74%      4.20%        3.57%
Maximum Month-End Balance ..............      $    700   $  1,349     $  2,550
                                              ========   ========     ========

Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to six months. These obligations are not federally insured but are collateralized by a security interest in various investment securities. These pledged securities are segregated and maintained by a third party bank.

(8)  INCOME TAX

The components of income tax expense for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

(Dollars in Thousands)                               1996       1995       1994
                                                    -------    -------    ------
Current Income Tax Expense
   Federal ......................................   $ 7,647    $ 4,790    $3,667
   State ........................................       168        217       207
                                                    -------    -------    ------
      Total Current Income Tax Expense ..........     7,815      5,007     3,874
                                                    -------    -------    ------
Deferred Income Tax Expense (Benefit)
   Federal ......................................       125       (320)       57
   State ........................................       (28)       (16)        5
                                                    -------    -------    ------
      Total Deferred Income Tax Expense (Benefit)        97       (336)       62
                                                    -------    -------    ------
      Total Income Tax Expense ..................   $ 7,912    $ 4,671    $3,936
                                                    =======    =======    ======

Following is a reconciliation between the amount of reported income tax expense for the years ended December 31, 1996, 1995 and 1994 and the amount computed by multiplying the income before tax by the federal statutory tax rate:

                                         1996                1995               1994
                                     --------------     --------------     --------------
(Dollars in Thousands)               Amount     Rate    Amount     Rate    Amount     Rate
                                     -------    ---     -------    ---     -------    ---
Tax at Statutory Rate ............   $ 8,502     35%    $ 4,689     35%    $ 3,781     34%
(Reductions) Additions
   Tax-Exempt Interest ...........      (969)    (4)       (124)    (1)        (83)    (1)
   State Earned Surplus Tax, Net
      of Federal Income Tax Effect        91      1         130      1         140      1
   Goodwill Amortization .........       223      1          21    --           21    --
   Other - Net ...................        65    --          (45)   --           77      1
                                     -------    ---     -------    ---     -------    ---
      Total Income Tax Expense ...   $ 7,912     33%    $ 4,671     35%    $ 3,936     35%
                                     =======    ===     =======    ===     =======    ===

The net deferred tax liability included with accounts payable and accrued expenses in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities as of December 31, 1996 and December 31, 1995.

(Dollars in Thousands)                                       1996        1995
                                                            -------     -------
Deferred Tax Liability
   Premises and Equipment ..............................    $ 4,394     $ 1,071
   Intangibles .........................................      3,120         392
   Unrealized Gain on Securities Available for Sale ....        286          60
   Other ...............................................        290         135
                                                            -------     -------
      Total Deferred Tax Liability .....................      8,090       1,658
                                                            =======     =======
Deferred Tax Asset
   Allowance for Loan Losses ...........................      2,291       1,034
   Unrealized Losses on Loans ..........................      1,062        --
   Other Real Estate ...................................         27         237
   Other ...............................................        446         208
                                                            -------     -------
Total Deferred Tax Assets Before Valuation Allowance ...      3,826       1,479
Valuation Allowance ....................................        (36)        (36)
                                                            -------     -------
Total Deferred Tax Assets Less Valuation Allowance .....      3,790       1,443
                                                            -------     -------
   Net Deferred Tax Liability ..........................    $ 4,300     $   215
                                                            =======     =======

For the years ended December 31, 1996 and December 31, 1995, the deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the write-off of core deposits for book purposes. The deferred tax asset results from differences in the bad debts written-off for financial statement purposes and the amount allowed under tax law, and a difference in other real estate basis due to write-downs for financial statement purposes for both years ended December 31, 1996 and 1995, respectively.

The valuation allowance was established to reduce the amount that will more likely than not be realized due to increased recoveries in allowance for loan losses.

(9)  PREFERRED STOCK

The Corporation has 10,000,000 authorized shares of $1 par value Preferred Stock. The Articles of Incorporation of the Corporation grant discretion to the Board of Directors to establish series of Preferred Stock with such rights, preferences and limitations as may be determined by resolution of the Board. Series of Preferred Stock outstanding at December 31, 1996, 1995 and 1994 were as follows:

                                           First    Series     Series    Total
(Dollars in Thousands)                     Series    1990       1991   Preferred
                                            ----      ---       ----   ---------
Balance December 31, 1993 ................  $ 10      $ 1       $ 63     $ 74
Conversion of 74,172 shares of
 Preferred Stock into 979,009 shares
 of Class A Voting Common Stock and
 redemption of 356 shares of Preferred
 Stock for $37,000 cash ..................   (10)      (1)       (63)     (74)
                                            ----      ---       ----     ----
Balance December 31, 1994 ................  $ --      $--       $ --     $ --
                                            ----      ---       ----     ----
Balance December 31, 1995 ................  $ --      $--       $ --     $ --
                                            ----      ---       ----     ----
BALANCE DECEMBER 31, 1996 ................  $ --      $--       $ --     $ --
                                            ====      ===       ====     ====

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

(10) COMMON STOCK

On March 16, 1994, the Corporation completed a public offering of 1.2 million shares of the Corporation's Class A Voting Common Stock (priced at $12.00), and contemporaneously listed the Common Stock for trading in the NASDAQ Stock Market's National Market System under the trading symbol "TRBS." In the offering, the Corporation sold one million newly issued shares and an aggregate of 200,000 shares were sold on behalf of certain selling shareholders of the Corporation. As a part of the offering, the Corporation granted the Underwriters an option, exercisable within 30 days following the date of the Underwriting Agreement, to purchase up to 180,000 additional shares of Corporation's Class A Voting Common Stock solely to cover over-allotments. On April 15, 1994, the Underwriters exercised this option and purchased 28,291 additional shares of Class A Voting Common Stock.

On May 14, 1996, Texas Regional Bancshares, Inc. completed its secondary public offering of 2.5 million shares of the Corporation's Class A Voting Common Stock (priced at $22.25). On May 14, 1996 Texas Regional Bancshares, Inc. also completed the acquisition of First State Bank & Trust Co., Mission, Texas, and the Border Bank, Hidalgo, Texas, (the "Mergers"), through merger with Texas State Bank, the principal operating subsidiary of Texas Regional Bancshares, Inc. The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company.

(11) EMPLOYEE BENEFITS

In 1984, the Company adopted a target benefit pension plan covering substantially all of their employees. In December 1990, the Company restated its target benefit pension plan as an Employee Stock Ownership Plan (with section 401(k) provisions) (the "KSOP"). The Company received a favorable determination letter on July 29, 1993, in which the Internal Revenue Service stated that the plan, as designed, was in compliance with the applicable requirements of the Internal Revenue Code. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have completed twelve consecutive months of credited service, as defined in the plan, and attained age 21. A participant's account balance will be fully vested after six years of credited service. The purpose of the restatement is to permit employees to acquire an equity interest in the Company through the KSOP's purchase of common stock. Pension expense, which includes Employer matching as discussed below, for the years ended December 31, 1996, 1995 and 1994 was $814,000, $526,000, and $462,000, respectively.

A Participant of the KSOP may authorize the Company to contribute to the Trust on his behalf Salary Reduction Contributions. Such Salary Reduction Contributions shall be stated as a whole percentage and shall not be less than 1% or more than 15% of the Participant's compensation. The total amount of Salary Reduction Contributions for any Plan Year shall not exceed $7,000, multiplied by any cost of living adjustment factor prescribed by the Secretary of the Treasury under Section 415(d) of the Internal Revenue Code. Such contributions are matched at the discretion of the Board of Directors up to a maximum of 100% of the Participant's Salary Reduction Contribution and shall be based on a Participant's Salary Reduction Contribution of up to 4% of such Participant's compensation. The Participant's and Employer matching contributions are vested immediately.

In March 1986, the shareholders of the Company approved three separate stock plans involving the Class A Voting Common Stock, providing for the issuance of up to 253,434 shares to certain key employees for their purchase and 10,000 shares as part of a bonus plan for employees of the Company. One option plan provides for sale of up to 126,717 shares to the chief executive officer at a price to be determined by a committee of directors on the date of grant; another provides for sale of up to 126,717 shares at fair market value at the date the options are granted, to key employees of the Company, excluding the chief executive officer. The third plan provides for up to 10,000 shares to be distributed as employee bonuses without payment of consideration by the employees. The bonus plan was terminated effective January 9, 1996.

On May 10, 1994, options to acquire up to 126,717 Class A Voting Common shares at $12.00 per share were granted to Glen E. Roney, Chief Executive Officer and a member of the Board of Directors of Texas Regional, pursuant to the Texas Regional Bancshares, Inc. 1985 Nonstatutory Stock Option Plan exercisable commencing May 10, 1995. In addition, options to acquire up to 49,433 Class A Voting Common shares at $12.00 per share were granted to certain key employees of the Company pursuant to the Texas Regional Bancshares, Inc. Incentive Stock Option Plan exercisable commencing May 10, 1995 including options to acquire 8,333 shares granted to Glen E. Roney. The Incentive Stock Option Plan expired in September 1995, except with respect to awards outstanding. Any options outstanding under this Plan, at the time of its termination, remain in effect until the options shall have been exercised or the expiration date of the option, whichever is earlier. The options to acquire 52,595 Class A Voting Common Stock were awarded May 10, 1994, and expire on May 10, 2000. During 1996 and 1995, options to acquire 2,107 and 3,162 Class A Voting Common Stock, respectively, were exercised at a price of $12.00 per share.

In May 1996, the shareholders of the Company approved the 1995 Nonstatutory Stock Option Plan of Texas Regional Bancshares, Inc. (the "Plan"), which provides for granting to key employees of the Company options to acquire up to an aggregate maximum of 90,000 shares of the Class A Voting Common Stock of the Corporation, subject to adjustment for stock dividends, stock splits and upon the occurrence of other events as specified in the Plan. In addition, options to acquire up to 90,000 Class A Voting Common shares at $17.25 per share were granted to certain key employees of the Company pursuant to the Plan including options to acquire 65,000 shares granted to Glen E. Roney. Options to purchase one-fourth of the shares as granted shall be exercisable commencing on July 1, 1996, and options to purchase an additional one-fourth of the shares as granted pursuant to these resolutions shall be exercisable beginning July 1 of each year thereafter, and in each case options to purchase shares granted pursuant to these resolutions shall thereafter be exercisable at any time prior to July 1, 2002, subject to other provisions applicable to such options as specified in the Plan.

At December 31, 1996, the Company has three stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in Thousands, Except Per Share Data)
                                                         1996        1995
                                                       --------     ------
Net Income .......................   As reported       $ 16,379     $8,725
                                     Pro forma           16,301      8,649
Primary earnings per share .......   As reported           2.08       1.40
                                     Pro forma             2.07       1.39
Fully diluted earnings per share..   As reported           2.08       1.40
                                     Pro forma             2.07       1.39

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           1996        1995
                                                           ----        ----
Expected life (years) ................................      N/A         3.5
Interest rate ........................................      N/A        5.52%
Volatility  ..........................................      N/A       27.30
Dividend yield  ......................................      N/A        1.17

No options were granted during year ended December 31, 1996. Pro forma net income reflects only options granted in 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

A summary of the status of the Company's three fixed option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                                          1996                     1995                      1994
                                                 ----------------------    ----------------------    ----------------------
                                                               WEIGHTED                  Weighted                  Weighted
                                                                AVERAGE                   Average                   Average
                                                 SHARES        EXERCISE    Shares        Exercise    Shares        Exercise
Fixed Options                                     (000)          PRICE      (000)          Price      (000)          Price
-------------                                    -------       ---------   -------       ---------   ------        --------
Outstanding at beginning of year .........          263          $13.80       176          $12.00       --           $  --
Granted ..................................           --             --         90           17.25       179           12.00
Exercised ................................            2           12.00         3           12.00       --              --
Forfeited ................................           --             --         --            --           3           12.00
                                                 -------       ---------   -------       ---------   ------        --------
Outstanding at end of year ...............          261          $13.81       263          $13.80       176          $12.00
                                                 =======       =========   =======       =========   ======        --------
Options exercisable at
     year-end ............................          193                       173                       176
Options available for grant
     at year-end .........................         None                      None                        77
Weighted-average fair
     value of options granted
     during the year .....................        $ --                     $17.25                    $12.00
                                                 =======                   =======                   ======

The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                  ---------------------------------------------    ------------------------
                                                     WEIGHTED
                                                     AVERAGE           WEIGHTED                     WEIGHTED
                                    NUMBER          REMAINING           AVERAGE       NUMBER        AVERAGE
RANGE OF                          OUTSTANDING      CONTRACTUAL         EXERCISE     EXERCISABLE     EXERCISE
EXERCISE PRICES                   AT 12/31/96          LIFE              PRICE      AT 12/31/96      PRICE
---------------                   -----------      -----------         --------     -----------    ---------
     $12.00                         170,881          3.3 years          $ 12.00        170,881       $ 12.00
     $17.25                          90,000             5.5               17.25         22,500         17.25
                                  -----------      -----------         --------     -----------    ---------
$12.00 to 17.25                     260,881                                            193,381
                                  ===========                                       ===========

Effective as of December 14, 1993, the Company adopted a Deferred Compensation Plan for the benefit of Glen E. Roney. The Deferred Compensation Plan provides for a retirement benefit payable to Mr. Roney (or his designated beneficiary or his estate if Mr. Roney dies prior to payment of the full amount of deferred compensation) of $100,000 per year commencing October 29, 2002, and continuing annually thereafter for fourteen years. If Mr. Roney dies prior to commencement of the retirement benefit, payments would commence immediately and be paid to his designated beneficiary or his estate. The Company also adopted the Trust Under Glen E. Roney Deferred Compensation Plan, in the form prescribed by applicable regulations adopted by the Internal Revenue Service for nonqualified deferred compensation plans. Among other things, the Plan and Trust provide for an initial deposit into the Trust by the Company and subsequent deposits at the discretion of the Board of Directors, and further provide for full funding of the amount necessary to discharge the retirement benefit in the event of a change of control, as that term is defined in the Trust.

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

The Company has incurred deferred compensation expense of $130,000, $87,000 and $87,000 for the years ended December 31, 1996, 1995 and 1994, respectively, related to the five deferred compensation plans previously discussed.

The Bank owns and is the beneficiary of five life insurance policies on the employees or former employees covered by the deferred compensation plans. The life insurance policies' face values are amounts equal to the total benefits paid under the plan.

(12) COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into various transactions which, in accordance with generally accepted accounting principles, are not included on the consolidated balance sheets. These transactions are referred to as "off-balance sheet commitments." The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company attempts to minimize its exposure to loss under these commitments by subjecting them to the same credit approval and monitoring procedures as its other credit facilities.

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

At December 31, 1996, the Company had outstanding commitments to extend credit of approximately $96.5 million which included standby letters of credit of approximately $6.3 million. Management does not anticipate any losses as a result of these commitments.

Future minimum lease payments on operating leases as of December 31, 1996 are as follows:

                                      OFFICE           OFFICE
(DOLLARS IN THOUSANDS)                SPACE           EQUIPMENT           TOTAL
                                      ------          ---------           -----
1997 ....................              $108              $ 98              $206
1998 ....................                75               102               177
1999 ....................               --                118               118
2000 ....................               --                118               118
2001 ....................               --                118               118
                                       ----              ----              ----
Total ...................              $183              $554              $737
                                       ====              ====              ====

The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

(13) OTHER NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31, 1996 1995 and 1994 consisted of the following:

(Dollars in Thousands)                           1996         1995         1994
                                                ------       ------       ------
Advertising and Public Relations ........       $1,197       $  772       $  693
Amortization of Intangibles .............        1,593          323          224
Data Processing and Check Clearing ......          942          491          360
Director Fees ...........................          343          284          267
Franchise Tax ...........................          245          198          159
Insurance ...............................          195          228          314
FDIC Insurance ..........................            3          540          973
Legal and Professional ..................        1,279          870        1,006
Postage, Delivery and Freight ...........          463          323          265
Stationery and Supplies .................          907          658          538
Telephone ...............................          346          250          202
Other Losses ............................          627          624          177
Miscellaneous Expense ...................          859          649          630
                                                ------       ------       ------
     Total ..............................       $8,999       $6,210       $5,808
                                                ======       ======       ======

(14) TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY) CONDENSED FINANCIAL
     STATEMENTS

CONDENSED BALANCE SHEETS
December 31, 1996 and 1995
(Dollars in Thousands)                                        1996        1995
                                                            --------     -------
Assets
     Cash in Subsidiary Bank ..........................     $ 10,605     $    99
     Time Deposits in Subsidiary Bank .................        3,059       4,979
                                                            --------     -------
          Total Cash and Cash Equivalents .............       13,664       5,078
     Investments in Consolidated Subsidiary ...........      114,935      58,114
     Furniture and Equipment ..........................           68          80
     Other Assets .....................................          406         103
                                                            --------     -------
          Total Assets ................................     $129,073     $63,375
                                                            ========     =======
Liabilities
     Accounts Payable and Accrued Liabilities .........     $     54     $    35
     Dividends Payable ................................          871         620
                                                            --------     -------
          Total Liabilities ...........................          925         655
Shareholders' Equity ..................................      128,148      62,720
                                                            --------     -------
          Total Liabilities and Shareholders' Equity ..     $129,073     $63,375
                                                            ========     =======

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

(Dollars in Thousands)                                              1996         1995          1994
                                                                  --------      -------      --------
Income
     Interest Income ........................................     $    417      $   338      $    330
     Dividends Received from Subsidiary Bank ................         --           --             456
                                                                  --------      -------      --------
          Total Income ......................................          417          338           786
                                                                  --------      -------      --------
Expense
     Interest on Note Payable ...............................         --           --              16
     Salaries and Employee Benefits .........................            1         --               7
     Occupancy Expense ......................................            4            4             4
     Equipment Expense ......................................           14            3             3
     Director Fees ..........................................          125          119            83
     Franchise Tax ..........................................           78           80            57
     Legal and Professional .................................           40           24            30
     Shareholder Services ...................................          126         --            --
     Other ..................................................           53           77            90
                                                                  --------      -------      --------
          Total Expense .....................................          441          307           290
                                                                  --------      -------      --------
Income (Loss) Before Income Tax Expense and Equity
     in Undistributed Net Income of Subsidiary ..............          (24)          31           496
Income Tax Expense ..........................................            2           15             7
                                                                  --------      -------      --------
Income (Loss) Before Equity in Undistributed
     Income of Subsidiary ...................................          (22)          16           489
Equity in Undistributed Net Income of Subsidiary ............       16,401        8,709         6,696
                                                                  --------      -------      --------
          Net Income ........................................     $ 16,379      $ 8,725      $  7,185
                                                                  ========      =======      ========

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994
(Dollars in Thousands)                                              1996         1995          1994
                                                                  --------      -------      --------
Cash Flows from Operating Activities
     Net Income .............................................     $ 16,379      $ 8,725      $  7,185
     Adjustments to Reconcile Net Income to Net Cash
          Provided by (Used in) Operating Activities
          Depreciation and Amortization .....................           15            5             4
          Undistributed Net Income of Subsidiary ............      (16,401)      (8,709)       (6,697)
          (Increase) Decrease in Other Assets ...............         (323)          52           (85)
          Increase (Decrease) in Income Taxes Payable .......            6           (1)           (3)
          Decrease in Deferred Income Taxes .................         --           --              (1)
          Increase (Decrease) in Accounts Payable and Accrued
               Liabilities ..................................           13            2            (6)
                                                                  --------      -------      --------
          Net Cash Provided by (Used in) Operating Activities         (311)          74           397
                                                                  --------      -------      --------
Cash Flows from Investing Activities
     Purchase of Equipment ..................................         --            (78)           (3)
     Investment in Subsidiary ...............................      (40,000)      (2,000)         --
                                                                  --------      -------      --------
          Net Cash Used In Investing Activities .............      (40,000)      (2,078)           (3)
                                                                  --------      -------      --------
Cash Flows from Financing Activities
     Repayment of Note Payable ..............................         --           --          (1,150)
     Cash Dividends Paid on Preferred Stock .................         --           --            (258)
     Redemption of Preferred Stock ..........................         --           --             (37)
     Cash Dividends Paid on Common Stock ....................       (2,981)      (2,353)         (991)
     Proceeds from Issuance of Class A Voting
          Common Stock ......................................       51,878           38        11,110
                                                                  --------      -------      --------
          Net Cash Provided by (Used in) Financing Activities       48,897       (2,315)        8,674
                                                                  --------      -------      --------
Net Increase (Decrease) in Cash and Cash Equivalents ........        8,586       (4,319)        9,068
Cash and Cash Equivalents at Beginning of Year ..............        5,078        9,397           329
                                                                  --------      -------      --------
Cash and Cash Equivalents at End of Year ....................     $ 13,664      $ 5,078      $  9,397
                                                                  ========      =======      ========
Supplemental Disclosures of Cash Flow Information
     Interest Paid ..........................................     $   --        $  --        $     25
     Income Taxes Paid ......................................        7,727        4,752         3,799
                                                                  ========      =======      ========

(15) RESTRICTIONS ON RETAINED EARNINGS

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval The amount of retained earnings in the Bank at December 31, 1996 was $28.4 million. On December 31, 1996, the aggregate amount of dividends which legally could be paid to the Corporation without prior approval of various regulatory agencies was approximately $16.2 million.

(16) REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 1996.

At December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's actual capital amounts and ratios are also presented in the table.

                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                   For Capital          Prompt Corrective
                                              Actual            Adequacy Purposes:      Action Provisions:
(Dollars in Thousands)                   -----------------      ------------------      ------------------
                                         Amount      Ratio       Amount     Ratio       Amount      Ratio
DECEMBER 31, 1996
  TOTAL CAPITAL
   (TO RISK WEIGHTED ASSETS) ........   $ 111,109    14.44%     *$61,565    *8.0%      *$76,957     *10.0%
  TIER I CAPITAL
   (TO RISK WEIGHTED ASSETS) ........     101,377    13.17      * 30,783    *4.0       * 46,174     * 6.0
  TIER I CAPITAL
   (TO AVERAGE ASSETS) ..............     101,377     8.45      * 47,968    *4.0       * 59,960     * 5.0

December 31, 1995
  Total Capital
   (to Risk Weighted Assets) ........   $  61,434    12.64%     *$38,889    *8.0%      *$48,611     *10.0%
  Tier I Capital
   (to Risk Weighted Assets) ........      56,892    11.70      * 19,444    *4.0       * 29,167     * 6.0
  Tier I Capital
   (to Average Assets) ..............      56,892     8.96      * 25,396    *4.0       * 31,746     * 5.0

------------
 * is greater than or equal to.

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures About Fair Value of Financial Instruments-

Statement of Financial Accounting Standards No. 107 ("Statement 107"), "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

DEBT SECURITIES --

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

The following table presents the amortized cost and estimated fair value of securities classified as Available for Sale at December 31, 1996 and December 31, 1995:

                                           1996                   1995
                                    --------------------    --------------------
                                    AMORTIZED  ESTIMATED   Amortized  Estimated
(Dollars in Thousands)                COST     FAIR VALUE    Cost     Fair Value
                                    --------    --------    -------     -------
U.S. Treasury ....................  $  8,965    $  8,973    $ 6,000     $ 6,012
U.S. Government Agency ...........   157,951     157,705     55,502      55,668
Mortgage-Backed ..................        91          92       --          --
States and Political Subdivisions     21,770      22,811       --          --
Other ............................     2,718       2,720      1,471       1,470
                                    --------    --------    -------     -------
     Total .......................  $191,495    $192,301    $62,973     $63,150
                                    ========    ========    =======     =======

The following table presents the carrying value and estimated fair value of securities classified as Held to Maturity at December 31, 1996 and December 31, 1995:

                                           1996                   1995
                                    ---------------------   --------------------
                                    CARRYING   ESTIMATED    Carrying   Estimated
(Dollars in Thousands)               AMOUNT    FAIR VALUE    Amount   Fair Value
                                    ---------  ----------   --------  ----------
U.S. Treasury ....................   $ 38,160    $ 38,430    $28,787    $28,776
U.S. Government Agency ...........     81,003      81,588     34,230     34,425
States and Political Subdivisions       6,672       6,878      5,474      5,761
                                     --------    --------    -------    -------
     Total .......................   $125,835    $126,896    $68,491    $68,962
                                     ========    ========    =======    =======

Loans--

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

The following table presents information for loans at or for the year ended December 31, 1996 and December 31, 1995:

                                                              1996                                          1995
                                            ---------------------------------------      -------------------------------------------
                                            CARRYING         AVERAGE      CALCULATED      Carrying         Average        Calculated
(Dollars in Thousands)                       AMOUNT           YIELD       FAIR VALUE       Amount           Yield         Fair Value
                                            --------         -------       --------      ----------        --------       ----------
Commercial and Agriculture
     Adjustable .....................       $149,986           9.26%      $ 149,686        $136,213            9.50%       $137,308
     Fixed ..........................        116,182          10.08         116,864          35,298            9.33          34,083
Real Estate
     Adjustable .....................        195,284           9.67         193,095         128,406           10.13         127,039
     Fixed ..........................        224,418          10.40         225,147         106,791            9.89         106,483
Consumer ............................         71,786          10.56          71,482          44,146           10.61          43,929
                                            --------        -------       ---------        --------         -------        --------
Total Loans, Net of Unearned Discount        757,656           9.95%        756,274         450,854            9.87%         44,842
                                            --------        -------       ---------        --------         -------        --------
Allowance for Loan Losses ...........         10,031                           --            (4,542)                          --
                                            --------                      ---------        --------                        --------
Total Loans, Net ....................       $747,625                       $756,274        $446,312                        $448,842
                                            ========                      =========        ========                        ========

DEPOSIT LIABILITIES --

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents the carrying value and estimated fair value of deposit liabilities at December 31, 1996 and December 31, 1995:

                                                              1996                          1995
                                                    --------------------------    ------------------------
                                                    CARRYING        ESTIMATED     Carrying      Estimated
(Dollars in Thousands)                               AMOUNT         FAIR VALUE     Amount       Fair Value
                                                    ----------      ----------    --------      ----------
Noninterest-Bearing Demand Deposits ............    $  168,728      $  168,728    $120,414       $120,414
Savings ........................................        94,852          94,852      36,133         36,133
Money Market Checking and Savings Accounts .....       234,927         234,927     127,687        127,687
Time Deposits ..................................       593,228         594,187     295,497        297,200
                                                    ----------      ----------    --------       --------
     Total Deposits ............................    $1,091,735      $1,092,694    $579,731       $581,434
                                                    ==========      ==========    ========       ========

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

FINANCIAL GUARANTEES WRITTEN --

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

The following table presents the contract amount, carrying amount and estimated fair value for commitments to extend credit, standby letters of credit and financial guarantees written at December 31, 1996 and December 31, 1995:

                                                                 1996                                         1995
                                                --------------------------------------        --------------------------------------
                                                CONTRACT       CARRYING      ESTIMATED        Contract       Carrying     Estimated
(Dollars in Thousands)                           AMOUNT         AMOUNT       FAIR VALUE        Amount         Amount      Fair Value
                                                 -------         -----          -----          -------         -----      ----------
Commitments to Extend Credit ...........         $88,646         $(604)         $(606)         $75,930         $(157)       $(157)
Standby Letters of Credit ..............           6,309             4              4            2,611            10           10
Financial Guarantees Written ...........           1,541           --             --               439           --           --
                                                 =======         =====          =====          =======         =====        =====

Limitations --

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

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax liabilities, property, plant, equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

(18) Acquisition Activity

On May 14, 1996, Texas Regional
Bancshares, Inc. completed its secondary public offering of 2.5 million shares of the Corporation's Class A Voting Common Stock (priced at $22.25 per share). On May 14, 1996, Texas Regional Bancshares, Inc. completed the Mergers. The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company. The Mergers were accounted for as a purchase.

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

The following Unaudited Pro Forma Combined Condensed Statements of Income for the years ended December 31, 1996 and 1995, assumes the Mergers and the RGC/Roma Branch Acquisitions occurred January 1, 1995. The proforma results do not necessarily represent the actual results that would have occurred and should not be considered indicative of future results of operations.

In preparing the Unaudited Pro Forma Combined Condensed Statements of Income, the following adjustments were made:

(A) To record a reduction in interest income on the $47.6 million net purchase price ($99.5 million less $51.9 million) of the Mergers at an interest rate of 5.43% for the year ended December 31, 1996.

     To record a reduction in interest income on the $51.9 million net purchase price ($99.5 million less $51.9 million) of the Mergers and $4.25 million purchase price of the RGC/Roma Branch Acquisitions at an interest rate of 5.92% for the year ended December 31, 1995.

(B) To record depreciation on fair market value increases of depreciable fixed assets acquired in the Mergers.

(C) To record amortization of the goodwill and core deposit premium recorded in connection with the Mergers (for 1996 and 1995) and the RGC/Roma Branch Acquisitions (for 1995 only).

(D) To record the effect of the pro forma adjustments using an effective tax rate of 35% and 34% for the years ended December 31, 1996 and 1995, respectively.

PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
FOR THE YEAR ENDED                                               TEXAS          FIRST
DECEMBER 31, 1996 (UNAUDITED)                                   REGIONAL        STATE          THE
(DOLLARS IN THOUSANDS,                                         BANCSHARES       BANK &        BORDER        PRO FORMA      PRO FORMA
EXCEPT PER SHARE DATA)                                            INC.          TRUST          BANK        ADJUSTMENTS      BALANCE
                                                                -------        -------        -------        -------         -------
INTEREST INCOME ........................................        $55,564        $29,754        $ 8,370        $  (947)A       $92,741
INTEREST EXPENSE .......................................         22,422         12,764          4,649           --            39,835
                                                                -------        -------        -------        -------         -------
NET INTEREST INCOME ....................................         33,142         16,990          3,721           (947)         52,906
PROVISION FOR LOAN LOSSES ..............................          1,547          1,451            487           --             3,485

     NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES ....................         31,595         15,539          3,234           (947)         49,421
                                                                -------        -------        -------        -------         -------
NONINTEREST INCOME
     SERVICE CHARGES ON DEPOSIT ACCOUNTS ...............          4,058          1,074            303           --             5,435
     OTHER SERVICE CHARGES .............................            893            137             54           --             1,084
     TRUST SERVICE FEES ................................          1,464             66           --             --             1,530
     OTHER OPERATING INCOME ............................          1,807            106             37           --             1,950
                                                                -------        -------        -------        -------         -------
          TOTAL NONINTEREST INCOME .....................          8,222          1,383            394           --             9,999
                                                                -------        -------        -------        -------         -------
NONINTEREST EXPENSE
     SALARIES AND EMPLOYEE BENEFITS ....................         11,583          2,773            981           --            15,337
     NET OCCUPANCY EXPENSE .............................          1,408            697            268             79 B         2,452
     EQUIPMENT EXPENSE .................................          2,716            492            142           --             3,350
     OTHER NONINTEREST EXPENSE .........................          5,500          4,082          1,455            660 C        11,697
                                                                -------        -------        -------        -------         -------
          TOTAL NONINTEREST EXPENSE ....................         21,207          8,044          2,846            739          32,836
                                                                -------        -------        -------        -------         -------
INCOME BEFORE INCOME TAX EXPENSE .......................         18,610          8,878            782         (1,686)         26,584
INCOME TAX EXPENSE .....................................          5,901          2,862            182           (469)D         8,476
                                                                -------        -------        -------        -------         -------
NET INCOME .............................................        $12,709        $ 6,016        $   600        $(1,217)        $18,108
                                                                -------        -------        -------        -------         -------
PRIMARY EARNINGS PER COMMON SHARE
     NET INCOME                                                   $1.61                                                        $2.04
     WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING (IN THOUSANDS)                       7,887                                                        8,859
                                                                -------                                                      -------
FULLY DILUTED EARNINGS PER COMMON SHARE
     NET INCOME                                                   $1.61                                                        $2.04
     WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING (IN THOUSANDS)                       7,893                                                        8,864
                                                                =======                                                      =======

PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
For the Year Ended                                          Texas                     First
December 31, 1995 (Unaudited)                              Regional       RGC/        State        The
(Dollars in Thousands,                                    Bancshares      Roma        Bank &      Border      Pro Forma    Pro Forma
Except Per Share Data)                                       Inc.       Branches      Trust        Bank       Adjustments    Balance
                                                           -------      -------      -------      -------      -------       -------
Interest Income .....................................      $43,505      $ 6,337      $32,472      $ 9,016      $(3,072)A     $88,258
Interest Expense ....................................       17,041        2,817       13,103        4,415         --          37,376
                                                           -------      -------      -------      -------      -------       -------
Net Interest Income .................................       26,464        3,520       19,369        4,601       (3,072)       50,882
Provision for Loan Losses ...........................        1,666           19        2,425          485         --           4,595
                                                           -------      -------      -------      -------      -------       -------
     Net Interest Income After
          Provision for Loan Losses .................       24,798        3,501       16,944        4,116       (3,072)       46,287
                                                           -------      -------      -------      -------      -------       -------
Noninterest Income
     Service Charges on Deposit Accounts ............        3,312          469        1,146          255         --           5,182
     Other Service Charges ..........................          825           97          151           33         --           1,106
     Trust Service Fees .............................        1,256         --             24         --           --           1,280
     Other Operating Income .........................          926           24           81           28         --           1,059
                                                           -------      -------      -------      -------      -------       -------
     Total Noninterest Income .......................        6,319          590        1,402          316         --           8,627
                                                           -------      -------      -------      -------      -------       -------
Noninterest Expense
     Salaries and Employee Benefits .................        9,247        1,334        2,824        1,056         --          14,461
     Net Occupancy Expense ..........................        1,010          176          568          234          211 B       2,199
     Equipment Expense ..............................        1,959          217          341          148         --           2,665
     Other Noninterest Expense ......................        5,631        1,281        2,531          729        1,928 C      12,100
                                                           -------      -------      -------      -------      -------       -------
     Total Noninterest Expense ......................       17,847        3,008        6,264        2,167        2,139        31,425
                                                           -------      -------      -------      -------      -------       -------
Income Before Income Tax Expense ....................       13,270        1,083       12,082        2,265       (5,211)       23,489
Income Tax Expense ..................................        4,630          367        3,436          381       (1,458)D       7,356
                                                           -------      -------      -------      -------      -------       -------
Net Income ..........................................      $ 8,640      $   716      $ 8,646      $ 1,884      $(3,753)      $16,133
                                                           -------      -------      -------      -------      -------       -------
Primary Earnings Per Common Share
 Net Income                                                  $1.39                                                             $1.85
 Weighted Average Number of Common
     Shares Outstanding (in Thousands)                       6,218                                                             8,728
                                                           -------                                                          --------
Fully Diluted Earnings Per Common Share
 Net Income                                                  $1.39                                                             $1.85
 Weighted Average Number of Common
     Shares Outstanding (in Thousands)                       6,227                                                             8,737
                                                           =======                                                          ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the directors and executive officers of the Company is set forth in Texas Regional's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1997 in the sections entitled "Election of Directors" and "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

    The information concerning the compensation of the executive officers of the Company is set forth in Texas Regional's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1997 in the section entitled "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Ownership of the Company's common stock by certain beneficial owners and by management is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1997 in the section entitled "Stock Ownership of Management and Others".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information concerning transactions between management and others and the Company is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1997 in the section entitled "Transactions with Management and Others".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of the registrant and its subsidiaries, are included herein:
              Independent Auditors' Report
              Consolidated Balance Sheets-December 31, 1996 and 1995 Consolidated Statements of Income-Years Ended
                December 31, 1996, 1995, and 1994
              Consolidated Statements of Changes in Shareholders' Equity-
                Years Ended December 31, 1996, 1995, and 1994
              Consolidated Statements of Cash Flows-Years Ended
                December 31, 1996, 1995, and 1994
              Notes to Consolidated Financial Statements - December 31,
                1996, 1995 and 1994

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

         3.8 Bylaws of Texas Regional Bancshares, Inc., as amended (incorporated by reference from Form S-1, Commission File No. 33-74992).

         4 Relevant portions of Texas Regional Bancshares, Inc. Articles of Incorporation and Bylaws (incorporated by reference from Form S-1, Commission File No. 333-1467).

        10.1 Incentive Stock Option Plan (incorporated by reference from Form 10, Commission File No. 0-14517).

        10.2 1985 Non-Statutory Stock Option Plan (incorporated by reference from Form 10, Commission File No. 0-14517).

        10.3 1995 Non-Statutory Stock Option Plan (incorporated by reference from Form S-1, Commission File No. 333-1467).

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

        10.11 Amendment No. 7 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions), adopted May 21, 1996.

        10.12 Glen E. Roney Amended and Restated Deferred Compensation Plan dated as of March 11, 1997.

        21    Subsidiaries of the Registrant.

        27    Financial Data Schedule

(b) Reports on Form 8-K

    No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the the three months ended December 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXAS REGIONAL BANCSHARES, INC.
                                  (Registrant)

                                       By: /s/ G. E. RONEY
                                               Glen E. Roney

                                       Date: March 11, 1997

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                    Title                          Date
          ----------                   -----                          ----

/s/ MORRIS ATLAS                  Director                       March 11, 1997
    Morris Atlas

/s/ FRANK N. BOGGUS               Director                       March 11, 1997
    Frank N. Boggus

/s/ GEORGE R. CARRUTHERS          Executive Vice President
    George R. Carruthers          & Chief Financial Officer      March 11, 1997

/s/ ROBERT G. FARRIS              Director                       March 11, 1997
    Robert G. Farris

__________________________        Director
    Joe M. Kilgore

/s/ C. KENNETH LANDRUM, M.D.      Director                       March 11, 1997
    C. Kenneth Landrum, M.D.

/s/ GLEN E. RONEY                 Chairman of the Board,
    Glen E. Roney                 President, Chief Executive     March 11, 1997
                                  Officer & Director

/s/ NANCY SCHULTZ                 Senior Vice President &
    Nancy Schultz                 Secretary/Treasurer            March 11, 1997

/s/ ANN SEFCIK                    Controller & Assistant
    Ann Sefcik                    Secretary                      March 11, 1997

/s/ JULIE G. UHLHORN              Director                       March 11, 1997
    Julie G. Uhlhorn

/s/ PAUL G. VEALE                 Director                       March 11, 1997
    Paul G. Veale

/s/ JACK WHETSEL                  Director                       March 11, 1997
    Jack Whetsel

                        INDEX TO EXHIBITS FILED HEREWITH

                             SEQUENTIALLY
EXHIBIT                        NUMBERED
NUMBER                         EXHIBIT
--------                     ------------

10.11         Amendment No. 7 to Texas Regional Bancshares, Inc.
              Employee Stock Ownership Plan (with 401(k) provisions), adopted May 21, 1996.


10.12         Glen E. Roney Amended and Restated Deferred
              Compensation Plan as of March 11, 1997.


21            Subsidiaries of the Registrant


27            Financial Data Schedule