Form 10-Q
period 1997-03-31
TEXAS REGIONAL BANCSHARES INC
filed 1997-04-29
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15 (d) of The
                 Securities Exchange Act of 1934

                 For the Quarterly period Ended March 31, 1997


             [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                 For the transition period from
                 ___________ to___________

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

                              YES  [X]               NO [ ]

                     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class A Voting Common Stock 8,708,898 shares $1 par value, outstanding as of April 7, 1997.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         The information called for by Item 1. are included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information called for by Item 2. are included herein.

PART II.  OTHER INFORMATION

Item 6.

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8-K

         None

Texas Regional Bancshares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (UNAUDITED)                          March 31,        December 31,
                                                            -------------------  --------------
(Dollars in Thousands)                                        1997        1996        1996
-----------------------------------------------------------------------------------------------
Assets
  Cash and Due From Banks                                 $   48,625    $ 31,547  $   56,100
  Federal Funds Sold                                          23,000      13,200      10,515
-----------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                           71,625      44,747      66,615
  Securities Available for Sale                              210,693      57,453     192,301
  Securities Held to Maturity (Estimated Market Value of
    $110,673 and $56,081 at
    March 31, 1997 and 1996,
    respectively, and $126,896 at December 31, 1996)         110,356      55,913     125,835
  Loans, Net of Unearned Discount of $1,667 and $1,263 at
    March 31, 1997 and 1996, respectively and $1,607 at
    December 31, 1996                                        793,433     467,059     757,656
  Less Allowance for Loan Losses                             (10,237)     (4,890)    (10,031)
-----------------------------------------------------------------------------------------------
    Net Loans                                                783,196     462,169     747,625
  Premises and Equipment, Net                                 37,700      18,964      37,054
  Accrued Interest Receivable                                 16,076       6,724      13,743
  Other Real Estate                                              929       1,353         742
  Intangibles                                                 25,755       5,588      26,318
  Other Assets                                                 4,690       2,975      20,344
-----------------------------------------------------------------------------------------------
    Total Assets                                          $1,261,020    $655,886  $1,230,577
===============================================================================================
Liabilities
  Deposits
    Demand                                                $  175,515    $120,087  $  168,728
    Savings                                                   94,019      38,850      94,852
    Money Market Checking and Savings                        218,822     127,222     234,927
    Time Deposits                                            629,619     299,835     593,228
-----------------------------------------------------------------------------------------------
      Total Deposits                                       1,117,975     585,994   1,091,735
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                              504         600         632
  Accounts Payable and Accrued Liabilities                    11,737       4,729      10,062
-----------------------------------------------------------------------------------------------
    Total Liabilities                                      1,130,216     591,323   1,102,429
-----------------------------------------------------------------------------------------------
Commitment and Contingencies
Shareholders' Equity
  Preferred Stock; $1.00 Par Value, 10,000,000
    Shares Authorized; None Issued and Outstanding                 -           -           -
  Common Stock - Class A; $1.00 Par Value, 20,000,000
    Shares Authorized; Issued and Outstanding, 8,708,898
    at March 31, 1997 and 6,196,791 at March 31, 1996
    and 8,708,898 at December 31, 1996, (Notes 2 and 4)        8,708       6,196       8,708
  Paid-In Capital                                             78,605      29,239      78,605
  Retained Earnings                                           44,600      29,102      40,315
  Unrealized Gain (Loss) on Securities Available for Sale     (1,109)         26         520
-----------------------------------------------------------------------------------------------
    Total Shareholders' Equity                               130,804      64,563     128,148
-----------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity            $1,261,020    $655,886  $1,230,577
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary                       Three Months
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                       Ended March 31,
                                                               ------------------------
(Dollars in Thousands, Except Per Share Data)                     1997          1996
----------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                                         $18,646        $11,011
  Investment Securities
    Taxable                                                       4,788          1,718
    Tax-Exempt                                                      395             71
  Federal Funds Sold                                                312            170
-----------------------------------------------------------------------------------------
    Total Interest Income                                        24,141         12,970
-----------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                       10,495          5,275
  Federal Funds Purchased and
    Securities Sold Under Repurchase Agreements                       6              6
-----------------------------------------------------------------------------------------
    Total Interest Expense                                       10,501          5,281
-----------------------------------------------------------------------------------------
Net Interest Income                                              13,640          7,689
Provision for Loan Losses                                           613            461
-----------------------------------------------------------------------------------------
    Net Interest Income After Provision for Loan Losses          13,027          7,228
-----------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                             1,440            939
  Other Service Charges                                             331            236
  Trust Service Fees                                                390            366
  Investment Security Gains (Losses)                                171              1
  Data Processing Service Fees                                      262            220
  Other Operating Income                                            300            184
-----------------------------------------------------------------------------------------
    Total Noninterest Income                                      2,894          1,946
-----------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                                  4,019          2,737
  Net Occupancy Expense                                             579            317
  Equipment Expense                                                 835            643
  Other Real Estate (Income) Expense, Net                           (15)           (10)
  Other Noninterest Expense                                       2,571          1,627
-----------------------------------------------------------------------------------------
    Total Noninterest Expense                                     7,989          5,314
-----------------------------------------------------------------------------------------
Income Before Income Tax Expense                                  7,932          3,860
Income Tax Expense                                                2,689          1,306
-----------------------------------------------------------------------------------------
Net Income                                                      $ 5,243        $ 2,554
=========================================================================================
Primary Earnings Per Common Share (Note 2)
  Net Income                                                    $  0.59        $  0.41
  Weighted Average Number of Common Shares
    Outstanding (In Thousands)                                    8,864          6,290
-----------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common Share (Note 2)
  Net Income                                                    $  0.59        $  0.41
  Weighted Average Number of Common Shares
    Outstanding (In Thousands)                                    8,864          6,295
=========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.
Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) For the Year Ended December 31, 1996
And the Three Months Ended March 31, 1997

                                                                        Unrealized
                                                                        Gain (Loss)    Total
                                           Class A                     on Securities   Share-
                                            Common  Paid-in   Retained   Available    holders'
(Dollars in Thousands)                      Stock   Capital   Earnings    for Sale     Equity
-----------------------------------------------------------------------------------------------
Balance, December 31, 1995                 $ 6,196  $29,239   $27,168     $   117    $ 62,720
Exercise of stock options,
 2,107 shares of Class A
 Common Stock                                    2       23         -           -          25
Change in Unrealized Gain
 (Loss) on Securities
 Available for Sale                              -        -         -         403         403
Class A Common Stock
 Cash Dividends                                  -        -    (3,232)          -      (3,232)
Sale of 2,510,000 shares of
 Class A Common Stock                        2,510   49,343         -           -      51,853
Net Income                                       -        -    16,379           -      16,379
-----------------------------------------------------------------------------------------------
Balance, December 31, 1996                   8,708   78,605    40,315         520     128,148
Change in Unrealized Gain
 (Loss) on Securities
 Available for Sale                              -        -         -      (1,629)     (1,629)
Class A Common Stock
 Cash Dividends                                  -        -      (958)          -        (958)
Net Income for the Three Months
 Ended March 31, 1997                            -        -     5,243           -       5,243
-----------------------------------------------------------------------------------------------
Balance, March 31, 1997                    $ 8,708  $78,605   $44,600     $(1,109)   $130,804
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 1997 and 1996

(Dollars in Thousands)                                                         1997     1996
----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                                 $ 5,243  $ 2,554
  Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities
      Depreciation, Amortization and Accretion, Net                              783      555
      Provision for Loan Losses                                                  613      461
      Provision for Estimated Losses on Other Real Estate and Other Assets        19        -
      Gain on Sales of Other Real Estate                                         (48)       -
      Gain on Sale of Securities Available for Sale                             (171)      (1)
      (Gain) Loss on Sale of Premises and Equipment                               (1)       2
      Loss on Sale of Other Assets                                                 5        9
      Increase in Accrued Interest Receivable and Other Assets                13,817     (707)
      Increase in Accounts Payable and Accrued Liabilities                     2,485    1,214
-----------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     22,745    4,087
-----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale                         9,397    7,497
  Proceeds from Maturing Securities Available for Sale                        32,552        -
  Purchases of Securities Available for Sale                                 (62,722)  (1,956)
  Proceeds from Maturing Securities Held to Maturity                          15,460   13,500
  Purchases of Securities Held to Maturity                                         -   (1,001)
  Proceeds from Sale of Loans                                                     39    3,254
  Purchases of Loans                                                            (232)  (1,488)
  Loan Originations and Advances                                             (36,791) (18,271)
  Recoveries of Charged-Off Loans                                                316       57
  Proceeds from Sale of Other Assets                                              59       99
  Proceeds from Sale of Other Real Estate                                        315       48
  Proceeds from Sale of Premises and Equipment                                     1        2
  Purchases of Premises and Equipment                                         (1,370)  (1,100)
-----------------------------------------------------------------------------------------------
Net Cash Provided by (Used In) Investing Activities                          (42,976)     641
-----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase (Decrease) in Demand, Savings, Money
    Market Checking and Savings Deposit Accounts                             (10,151)   1,925
  Net Increase in Time Deposits                                               36,391    4,338
  Net Decrease in Securities Sold
    Under Repurchase Agreements                                                 (128)    (157)
  Cash Dividends Paid on Class A Common Stock (Note 4)                          (871)    (620)
-----------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                     25,241    5,486
-----------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                          5,010   10,214
Cash and Cash Equivalents at Beginning of Year                                66,615   34,533
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Quarter                                  $71,625  $44,747
===============================================================================================
Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                              $10,440  $ 5,366
  Income Taxes Paid                                                                -       43
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable   $   484  $   130
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-BASIS OF PRESENTATION

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


NOTE 2-EARNINGS PER COMMON SHARE COMPUTATIONS

Earnings per common share computations include the effects of common stock equivalents applicable to the stock option contracts.


NOTE 3-INCOME TAX

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


NOTE 4-COMMON STOCK

On March 11, 1997, the Board of Directors approved an increased cash dividend of $0.11 per share for shareholders of record on April 8, 1997 and payable on April 15, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 was $5.2 million or $0.59 per share, reflecting a net increase of $2.7 million or $0.18 per share, compared to net income of $2.6 million or $0.41 per share for the three months ended March 31, 1996 and reflects a net increase of $250,000 or $0.03 per share compared to net income of $4.9 million or $0.56 per share for the three months ended December 31, 1996. Earnings performance for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 reflected an increase in net interest income and an increase in noninterest income, partially offset by an increase in provision for loan losses and noninterest expense. Earnings performance for the three months ended March 31, 1997 compared to three months ended December 31, 1996 reflected an increase in net interest income and an increase in noninterest income reduced by an increase in noninterest expense. A more detailed description of the results of operations is included in the material that follows.

On May 14, 1996, Texas Regional Bancshares, Inc. ("Texas Regional" or the "Corporation") completed its secondary public offering of 2.5 million shares of the Company's Class A Common Stock (priced at $22.25 per share). On May 14, 1996, Texas Regional Bancshares, Inc. also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas, (the "Mergers"), through merger with Texas State Bank (the "Bank"), the principal operating subsidiary of Texas Regional Bancshares, Inc. (collectively, the "Company"). The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company. The Mergers included the assumption of $241.8 million in loans and the assumption of $450.4 million in deposit liabilities.

The Mergers were accounted for as purchases; therefore, the results of operations of the two acquired banks are included in the consolidated financial statements from the date of each respective acquisition. Accordingly, certain income statement and balance sheet comparisons may not be appropriate.

The following table presents selected financial data regarding results of operations:

Condensed Quarterly Income              1997                        1996
Statements Taxable-Equivalent Basis  ---------- ---------------------------------------------
(Dollars in Thousands,                  First    Fourth       Third      Second      First
Except Per Share Data)                 Quarter   Quarter     Quarter     Quarter    Quarter
---------------------------------------------------------------------------------------------
Interest Income                       $ 24,542    $23,973     $24,086     $18,621    $13,176
Interest Expense                        10,501     10,260      10,067       7,640      5,281
---------------------------------------------------------------------------------------------
Net Interest Income                     14,041     13,713      14,019      10,981      7,895
Provision for Loan Losses                  613        794         549         316        461
Noninterest Income                       2,894      2,811       2,493       2,145      1,946
Noninterest Expense                      7,989      7,968       7,973       6,707      5,314
---------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
  Adjustment and Income Tax              8,333      7,762       7,990       6,103      4,066
Taxable-Equivalent Adjustment              401        392         630         402        206
Applicable Income Tax Expense            2,689      2,377       2,205       2,024      1,306
---------------------------------------------------------------------------------------------
Net Income                            $  5,243    $ 4,993     $ 5,155     $ 3,677    $ 2,554
=============================================================================================
Net Income Per Common Share
  Primary                             $   0.59    $  0.56     $  0.58     $  0.49    $  0.41
  Fully Diluted                           0.59       0.56        0.58        0.49       0.41
=============================================================================================

 * Taxable-Equivalent basis assuming a 35% tax rate.

NET INTEREST INCOME

Taxable-equivalent net interest income was $14.0 million for the three months ended March 31, 1997, a net increase of $6.1 million or 77.8% compared to the three months ended March 31, 1996 of $7.9 million and reflects a net increase of $328,000 or 2.4% compared to net interest income of $13.7 million for the three months ended December 31, 1996. The increase in net interest income for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was primarily attributable to the increase in the volume of interest-earning assets exceeding the increase in volume of interest-bearing liabilities and the change in the mix of earnings assets. The increase in net interest income for the three months ended March 31, 1997 compared to three months ended December 31, 1996 was primarily attributable to the change in the mix of interest-earning assets. The average loan balance for the three months ended March 31, 1997 of $774.4 million increased $47.1 million or 6.5% compared to the average loan balance for the three months ended December 31, 1996. The increase in the average balance of loans outstanding improved earnings. Total average Interest-Earning Assets for the three months ended March 31, 1997 of $1.1 billion increased $24.6 million or 2.2% compared to the average Total Interest-Earning Assets balance for the three months ended December 31, 1996.

The net yield on total interest-earning assets, also referred to as interest rate margin, of 5.07% for the three months ended March 31, 1997 reflects a decrease of 31 basis points compared to 5.38% for the three months ended March 31, 1996 and reflects an increase of 11 basis points compared to 4.96% for the three months ended December 31, 1996. The decline in the interest rate margin for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was primarily attributable to the change in the mix of earning assets as a result of the Mergers. The increase in the interest rate margin for the three months ended March 31, 1997 compared to the three months ended December 31, 1996 was due to the change in the mix of earning assets, primarily loan growth.

The following table presents for the three months ended March 31, 1997, December 31, 1996 and March 31, 1996, the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective income tax rate.

                                                          Three Months Ended
Summary of Interest-Earning    ---------------------------------------------------------------------------
Assets and Interest-Bearing        March 31, 1997          December 31, 1996         March 31, 1996
Liabilities                    ---------------------------------------------------------------------------
Taxable-Equivalent Basis        Average         Yield/    Average         Yield/  Average         Yield/
(Dollars in Thousands)          Balance Interest Rate*    Balance Interest Rate*  Balance Interest Rate*
----------------------------------------------------------------------------------------------------------
Interest-Earning Assets
Loans
  Commercial                 $  274,018 $ 6,531  9.67% $  248,996 $ 6,042  9.65% $174,290 $ 4,176  9.64%
  Real Estate                   428,240  10,538  9.98     406,908  10,163  9.94   239,627   5,929  9.95
  Consumer                       72,156   1,770  9.95      71,404   1,849 10.30    43,477   1,074  9.94
----------------------------------------------------------------------------------------------------------
Total Loans                     774,414  18,839  9.87     727,308  18,054  9.88   457,394  11,179  9.83
----------------------------------------------------------------------------------------------------------
Investment Securities
  Taxable                       299,198   4,788  6.49     312,409   4,916  6.26   115,525   1,718  5.98
  Tax-Exempt                     26,503     603  9.23      28,539     588  8.20     4,920     109  8.83
----------------------------------------------------------------------------------------------------------
Total Investment Securities     325,701   5,391  6.71     340,948   5,504  6.42   120,445   1,827  6.10
----------------------------------------------------------------------------------------------------------
Federal Funds Sold               23,459     312  5.39      30,716     415  5.37    12,628     170  5.41
----------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets                     $1,123,574  24,542  8.86  $1,098,972  23,973  8.68  $590,467  13,176  8.97
----------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
Savings                      $   93,018     741  3.23  $   94,590     767  3.23  $ 37,353     253  2.72
Money Market Checking and
 Savings                        227,829   1,595  2.84     244,764   1,745  2.84   135,770     929  2.75
Time Deposits                   612,096   8,159  5.41     572,284   7,744  5.38   296,734   4,093  5.55
----------------------------------------------------------------------------------------------------------
Total Savings and Time
 Deposits                       932,943  10,495  4.56     911,638  10,256  4.48   469,857   5,275  4.52
----------------------------------------------------------------------------------------------------------
Federal Funds Purchased and
  Securities Sold Under
   Repurchase Agreements            531       6  4.58         432       4  3.68       685       6  3.52
----------------------------------------------------------------------------------------------------------
Total Interest-Bearing
  Liabilities                $  933,474  10,501  4.56  $  912,070  10,260  4.48  $470,542   5,281  4.51
----------------------------------------------------------------------------------------------------------
Net Interest Income                     $14,041                   $13,713                 $ 7,895
----------------------------------------------------------------------------------------------------------
Net Yield on Total
 Interest-Earning Assets                         5.07%                     4.96%                   5.38%
==========================================================================================================

* Annualized
The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996. Nonaccrual loans are included in assets, thereby reducing yields. See "Nonperforming Assets". The allocation of the rate/volume variance has been made pro rata on the percentage that volume and rate variances produce in each category.

Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis
Three Months Ended March 31,                                  Due to Change in
1997 Compared to 1996                  Net         ---------------------------------------
(In Thousands)                        Change         Volume        Rate       Rate/Volume
------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees               $7,660         $7,748       $ (47)         $ (41)
  Investment Securities
    Taxable                            3,070          2,731         131            208
    Tax-Exempt                           494            474           4             16
  Federal Funds Sold                     142            146          (2)            (2)
------------------------------------------------------------------------------------------
Total Interest Income                 11,366         11,099          86            181
------------------------------------------------------------------------------------------
Interest Expense
  Deposits                             5,220          5,204           3             13
  Federal Funds Purchased
    and Securities Sold
    Under Repurchase Agreements            -             (1)          2             (1)
------------------------------------------------------------------------------------------
Total Interest Expense                 5,220          5,203           5             12
------------------------------------------------------------------------------------------
Net Interest Income Before
  Allocation Of Rate/Volume            6,146          5,896          81            169
------------------------------------------------------------------------------------------
Allocation of Rate/Volume                  -            159          10           (169)
------------------------------------------------------------------------------------------
Changes in Net Interest Income        $6,146         $6,055       $  91          $   -
==========================================================================================

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1997 of $613,000 reflects an increase of $152,000 or 33.0% compared to $461,000 for the three months ended March 31, 1996 and was primarily attributable to new loan growth. See "Allowance For Loan Losses."

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 1997 of $2.9 million increased $948,000 or 48.7% compared to $1.9 million for the three months ended March 31, 1996 and increased $83,000 or 3.0% compared to $2.8 million for the three months ended December 31, 1996. The increase in noninterest income for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily attributable to the increased volume of business conducted by the Company as a result of the Mergers. All categories of noninterest income for the three months ended March 31, 1997 increased when compared to three months ended March 31, 1996. Noninterest income for the three months ended March 31, 1997 reflects a modest increase when compared to the three months ended December 31, 1996.

The following table summarizes the major noninterest income categories:

                                        1997                           1996
                                     ------------    ------------------------------------------
Noninterest Income                      First         Fourth     Third      Second      First
(In Thousands)                         Quarter       Quarter    Quarter    Quarter     Quarter
-----------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts    $1,440        $1,496     $1,380     $1,167      $  939
Other Service Charges                     331           270        261        236         236
-----------------------------------------------------------------------------------------------
Total Service Charges                   1,771         1,766      1,641      1,403       1,175
Trust Service Fees                        390           395        359        385         366
Investment Securities Gains (Losses)      171           244        156          -           1
Data Processing Service Fees              262           239        225        226         220
Other Operating Income                    300           167        112        131         184
-----------------------------------------------------------------------------------------------
Total                                  $2,894        $2,811     $2,493     $2,145      $1,946
===============================================================================================

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 1997 of $8.0 million increased $2.7 million or 50.3% compared to the three months ended March 31, 1996 of $5.3 million and increased $21,000 or 0.3% compared to the three months ended December 31, 1996 of $8.0 million. The increase for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was primarily attributable to the increased volume of business conducted by the Company as a result of the Mergers.

The largest category of noninterest expense, Salaries and Employee Benefits ("Personnel"), of $4.0 million for the three months ended March 31, 1997 increased $1.3 million or 46.8% compared to the three months ended March 31, 1996 and $167,000 or 4.3% compared to the three months ended December 31, 1996. Personnel expense increased for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily due to staffing increases, including the staff acquired as a result of the Mergers. Personnel expense increased for the three months ended March 31, 1997 compared to the three months ended December 31, 1996 primarily due to staffing increases.

Net Occupancy expense of $579,000 for the three months ended March 31, 1997 increased $262,000 or 82.6% compared to $317,000 for the three months ended March 31, 1996 and decreased $5,000 or 0.9% compared to $584,000 for the three months ended December 31, 1996. The Net Occupancy expense increase for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily due to the occupancy expenses associated with the Mergers.

Equipment expense of $835,000 for the three months ended March 31, 1997 increased $192,000 or 30.0% compared to $643,000 for the three months ended March 31, 1996 and decreased $24,000 or 2.8% compared to the three months ended December 31, 1996. Equipment expense increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to expenses associated with the Mergers.

Other Noninterest expense of $2.6 million for the three months ended March 31, 1997 increased $944,000 or 58.0% compared to $1.6 million for the three months ended March 31, 1996 and decreased $130,000 or 4.8% compared to the three months ended December 31, 1996. Other Noninterest expense increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to an increased volume of business and the additional amortization of intangibles as a result of the Mergers.

The following table displays the major noninterest expense categories:

                                            1997                      1996
                                         ---------  -----------------------------------------
Noninterest Expense                        First      Fourth     Third      Second    First
(Dollars in Thousands)                    Quarter     Quarter   Quarter    Quarter   Quarter
---------------------------------------------------------------------------------------------
Salaries and Employee Benefits
  Salaries and Wages                      $3,269      $3,021     $3,169    $2,680    $2,163
  Employee Benefits                          750         831        833       643       574
---------------------------------------------------------------------------------------------
   Total Salaries and Employee Benefits    4,019       3,852      4,002     3,323     2,737
---------------------------------------------------------------------------------------------
Net Occupancy Expense                        579         584        545       505       317
---------------------------------------------------------------------------------------------
Equipment Expense                            835         859        906       757       643
---------------------------------------------------------------------------------------------
Other Real Estate (Income) Expense, Net
  Rent Income                                (13)        (21)       (28)      (25)      (33)
  Gain on Sale                               (48)        (79)       (76)      (48)        -
  Expense                                     46          64         70        43        23
  Write-Downs                                  -           8         35         -         -
---------------------------------------------------------------------------------------------
    Total Other Real Estate (Income)
     Expense, Net                            (15)        (28)         1       (30)      (10)
---------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public Relations           324         397        283       305       212
  Amortization of Intangibles                563         610        534       326       123
  Data Processing and Check Clearing         219         256        310       225       151
  Director Fees                               98          91         95        83        74
  Franchise Tax                               94          55         56        60        74
  Insurance                                   67          15         79        58        43
  FDIC Insurance                              33           -          1         1         1
  Legal and Professional                     296         445        244       332       258
  Postage, Delivery and Freight              157         130        110       125        98
  Stationery and Supplies                    247         240        250       223       194
  Telephone                                   99         113         93        73        67
  Other Losses                               113         131        238       136       122
  Miscellaneous Expenses                     261         218        226       205       210
---------------------------------------------------------------------------------------------
    Total Other Noninterest Expense        2,571       2,701      2,519     2,152     1,627
---------------------------------------------------------------------------------------------
    Total                                 $7,989      $7,968     $7,973    $6,707    $5,314
=============================================================================================

BALANCE SHEET ANALYSIS

Average interest-earning assets of $1.1 billion for the three months ended March 31, 1997 increased $533.1 million or 90.3% compared to $590.5 million for the three months ended March 31, 1996 and $24.6 million or 2.2% compared to $1.1 billion for three months ended December 31, 1996. Management's continued focus on lending has resulted in average loans increasing $317.0 million or 69.3% to $774.4 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 levels of $457.4 million and increased $47.1 million or 6.5% compared to the three months ended December 31, 1996 levels of $727.3 million. Total average investments increased $205.3 million to $325.7 million for the three months ended March 31, 1997 compared to three months ended March 31, 1996 of $120.4 million and decreased $15.2 million or 4.5% compared to the three months ended December 31, 1996 levels of $340.9 million. Total average assets increased $590.9 million or 90.1% to $1.2 billion for the three months ended March 31, 1997 compared to three months ended March 31, 1996 levels of $655.6 and $28.1 million or 2.3% compared to the three months ended December 31, 1996 levels of $1.2 billion.

Average interest-bearing deposits increased $463.1 million or 98.6% to $932.9 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 levels of $469.9 million and $21.3 million or 2.3% compared to the three months ended December 31, 1996 levels of $911.6 million.

Average Total Demand Deposits increased $55.4 million or 47.5% to $171.9 million for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 levels of $116.6 million and increased $4.4 million or 2.6% compared to $167.6 million for the three months ended December 31, 1996.

Management attributes the strong growth in average assets and deposits for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily to the Mergers.

The following table presents the consolidated average balance sheets:

                                           1997                        1996
                                        ----------  -------------------------------------------
Average Balance Sheets                    First       Fourth      Third     Second     First
(In Thousands)                           Quarter     Quarter     Quarter    Quarter   Quarter
-----------------------------------------------------------------------------------------------
Assets
Loans                                  $  774,414   $  727,308  $  702,720  $590,902  $457,394
Investment Securities
  Taxable                                 299,198      312,409     311,355   188,087   115,525
  Tax-Exempt                               26,503       28,539      43,657    28,688     4,920
Federal Funds Sold                         23,459       30,716      32,336    39,492    12,628
-----------------------------------------------------------------------------------------------
Total Interest-Earning Assets           1,123,574    1,098,972   1,090,068   847,169   590,467
Cash and Due from Banks                    48,501       45,201      48,723    46,135    35,081
Bank Premises and Equipment, Net           37,415       36,544      36,244    27,996    18,680
Other Assets                               47,258       47,790      48,260    31,507    16,215
Allowance for Loan Losses                 (10,237)     (10,073)    (10,061)   (7,614)   (4,804)
-----------------------------------------------------------------------------------------------
Total                                  $1,246,511   $1,218,434  $1,213,234  $945,193  $655,639
-----------------------------------------------------------------------------------------------
Liabilities
Demand Deposits
 Commercial and Individual             $  164,497   $  160,368  $  161,378  $146,191  $111,171
 Public Funds                               7,436        7,214       6,100     5,301     5,393
-----------------------------------------------------------------------------------------------
Total Demand Deposits                     171,933      167,582     167,478   151,492   116,564
-----------------------------------------------------------------------------------------------
Savings
  Commercial and Individual                92,335       93,925      97,440   70,943     36,872
  Public Funds                                683          665         570      544        481
Money Market Checking
   and Savings Accounts
  Commercial and Individual               181,009      185,143     190,837  147,083    107,433
  Public Funds                             46,820       59,621      60,855   43,519     28,337
Time Deposits
  Commercial and Individual               497,489      482,923     474,521  383,318    285,402
  Public Funds                            114,607       89,361      87,795   46,396     11,332
-----------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits           932,943      911,638     912,018   691,803   469,857
-----------------------------------------------------------------------------------------------
Total Deposits                          1,104,876    1,079,220   1,079,496   843,295   586,421
-----------------------------------------------------------------------------------------------
Federal Funds Purchased and
 Securities Sold Under
  Repurchase Agreements                       531          432         416       495       685
Other Liabilities                          10,480       12,548      11,096     7,305     4,375
Shareholders' Equity                      130,624      126,234     122,226    94,098    64,158
-----------------------------------------------------------------------------------------------
Total                                  $1,246,511   $1,218,434  $1,213,234  $945,193  $655,639
===============================================================================================

RISK ANALYSIS OF THE LOAN PORTFOLIO

Total loans at March 31, 1997 of $793.4 million increased $326.4 million or 69.9% compared to March 31, 1996 levels of $467.1 million and increased $35.8 million or 4.7% compared to December 31, 1996 levels of $757.7 million. The increase in total loans at March 31, 1997 compared to total loans at March 31, 1996 is primarily attributable to the Mergers.

The increase in loans in general for the three months ended March 31, 1997 compared to the three months ended December 31 ,1996, was primarily attributable to Management's efforts to improve the mix of earning assets by increasing loan volume. The Company's loans are widely diversified by borrower and industry group. Loan demand remains strong which is reflective of the positive economic growth in the Company's trade area.

The following table presents the composition of the loan portfolio for the last five quarters:

                                        1997                         1996
                                     ----------- ----------------------------------------------
Loan Portfolio Composition              First       Fourth     Third       Second      First
(In Thousands)                         Quarter     Quarter    Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------
Commercial                             $205,531    $198,752   $177,277    $178,171    $116,816
Commercial Tax-Exempt                    34,086      34,777     39,533      35,572      34,401
-----------------------------------------------------------------------------------------------
Total Commercial Loans                  239,617     233,529    216,810     213,743     151,217
-----------------------------------------------------------------------------------------------
Agricultural                             41,792      32,639     21,392      32,742      28,447
-----------------------------------------------------------------------------------------------
Real Estate
  Construction                           54,443      47,400     45,053      44,520      28,682
  Commercial Mortgage                   254,501     243,198    224,010     217,514     136,057
  Agricultural Mortgage                  28,317      28,803     28,494      27,413      17,785
  1-4 Family Mortgage                   101,732     100,301     99,167      96,922      61,704
-----------------------------------------------------------------------------------------------
Total Real Estate                       438,993     419,702    396,724     386,369     244,228
-----------------------------------------------------------------------------------------------
Consumer                                 73,031      71,786     70,875      65,580      43,167
-----------------------------------------------------------------------------------------------
Total Loans                            $793,433    $757,656   $705,801    $698,434    $467,059
===============================================================================================

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the interest rate has been reduced to less than normal rates due to a serious weakening in the borrower's financial condition, and other assets which consist of real estate and other property which have been acquired in partial or full satisfaction of loan obligations and which are awaiting disposition. A loan is generally placed on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income. At March 31, 1997 seven loan relationships each in excess of $100,000 totaling $5.5 million accounted for 84.8% of the total nonaccrual loans. These seven nonaccrual credits are secured primarily by real estate, and management believes that it is unlikely that any material loss will be incurred.

Loans which are contractually past due 90 days or more which are both well secured or guaranteed by financially responsible third parties and are in the process of collection generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at March 31, 1997 of $7.5 million reflects an increase of $7.0 million compared to the March 31, 1996 level of $533,000 and reflects an increase of $3.4 million or 83.3% compared to the December 31, 1996 level of $4.1 million. The increase in loans past due 90 days or more at March 31, 1997 compared to past due loans 90 days or more at March 31, 1996 and December 31, 1996 is primarily attributable to twelve loan relationships each in excess of $100,000 totaling $4.2 million accounted for 56.4% of the total loan past due 90 days or more. These twelve loans past due 90 days or more are secured primarily by real estate and management believes that it is unlikely that any material loss will be incurred.

Total cross-border credits of $7.7 million or 0.97% of total loans outstanding at March 31, 1997 remain unchanged when compared to the total cross-border credits at December 31, 1996. Total nonaccrual cross-border credits of $3.4 million at March 31, 1997 remain unchanged when compared to the total nonaccrual cross-border credits at December 31, 1996. However, included in the $3.4 million increase of accruing loans past due 90 days or more at March 31, 1997 compared to December 31, 1996, are two cross-border credits totaling $1.2 million which management expects to be worked out during the second quarter of 1997. Total nonaccrual and past due 90 days or more cross-border credits of $4.6 million represent 59.7% of total cross-border credits at March 31, 1997.

At March 31, 1997, the Company had a $6.5 million recorded investment in impaired loans for which there was a related allowance for loan losses of $526,000. At March 31, 1997, the Company has a $149,000 investment in impaired loans for which there was no related allowance for loan losses. The average level of impaired loans during the three months ended March 31, 1997 was $7.1 million. The Company recorded interest income of $24,000 on its loans during the three months ended March 31, 1997.

An analysis of the components of nonperforming assets for the last five quarters is presented in the following table:

                                              1997                      1996
                                            ---------  ----------------------------------------
Nonperforming Assets                          First     Fourth    Third      Second     First
(Dollars in Thousands)                       Quarter   Quarter   Quarter    Quarter    Quarter
-----------------------------------------------------------------------------------------------
Nonaccrual Loans                            $ 6,469   $ 6,445    $3,801     $3,748     $2,855
Renegotiated Loans                                -         1         2          4          5
-----------------------------------------------------------------------------------------------
Nonperforming Loans                           6,469     6,446     3,803      3,752      2,860
Foreclosed Assets
 (Primarily Other Real Estate)                1,078       945     1,551      1,976      1,463
-----------------------------------------------------------------------------------------------
Total Nonperforming Assets                    7,547     7,391     5,354      5,728      4,323
Accruing Loans 90 Days or More Past Due       7,497     4,089     3,446      2,107        533
-----------------------------------------------------------------------------------------------
Total Nonperforming Assets and Accruing
Loans 90 Days or More Past Due              $15,044   $11,480    $8,800     $7,835     $4,856
-----------------------------------------------------------------------------------------------
Nonperforming Loans as a % of Total Loans      0.82%     0.85%     0.54%      0.54%      0.61%
Nonperforming Assets as a % of Total
 Loans and Foreclosed Assets                   0.95      0.97      0.76       0.82       0.92
Nonperforming Assets as a % of  Total Assets   0.60      0.60      0.44       0.47       0.66
Nonperforming Assets and Accruing
 Loans 90 Days or More Past Due
 as a % of Total Loans and Foreclosed Assets   1.89      1.51      1.24       1.12       1.04
===============================================================================================

Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 1997 of $10.2 million increased $5.3 million or 109.3% compared to the March 31, 1996 balance of $4.9 million and increased $206,000 or 2.1% compared to the December 31, 1996 balance of $10.0 million. The allowance for loan losses at March 31, 1997 is 1.29% of loans outstanding, net of unearned discount. Management believes that the allowance for loan losses at March 31, 1997, adequately reflects the risks in the loan portfolio. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

The following table summarizes the transactions in the allowance for loan losses:

                                          1997                         1996
                                       ----------  --------------------------------------------
Allowance for Loan Loss Activity         First       Fourth      Third      Second      First
(Dollars in Thousands)                  Quarter      Quarter    Quarter     Quarter    Quarter
-----------------------------------------------------------------------------------------------
Balance at Beginning of Period         $10,031       $9,921     $9,947       $4,890     $4,542
Balance from Acquisitions                    -            -          -        4,647          -
Provision for Loan Losses                  613          794        549          316        461
Charge-Offs
  Commercial                               491          513        296           14         60
  Agricultural                               -          144          6            8          -
  Real Estate                                6           19         35           24          4
  Consumer                                 226          120        380           53        106
-----------------------------------------------------------------------------------------------
Total Charge-Offs                          723          796        717           99        170
-----------------------------------------------------------------------------------------------
Recoveries
  Commercial                                37           13         30           84         33
  Agricultural                               -            -          -            -          -
  Real Estate                              219           58         37           59          7
  Consumer                                  60           41         75           50         17
-----------------------------------------------------------------------------------------------
Total Recoveries                           316          112        142          193         57
-----------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries)               407          684        575          (94)       113
-----------------------------------------------------------------------------------------------
Balance at End of Period               $10,237      $10,031     $9,921       $9,947     $4,890
-----------------------------------------------------------------------------------------------
Ratio of Allowance for Loan
 Losses to Loans Outstanding,
 Net of Unearned Discount                 1.29%        1.32%      1.41%        1.42%      1.05%
Ratio of Allowance For Loan
 Losses to Nonperforming Assets         135.64       135.72     185.30       173.66     113.12
Ratio of Net Charge-Offs (Recoveries)
 to Average Total Loans Outstanding,
 Net of Unearned Discount                 0.21         0.37       0.33            *       0.10
===============================================================================================

    * Not meaningful.

PREMISES AND EQUIPMENT, NET

Premises and equipment of $37.7 million at March 31, 1997 increased $18.7 million or 98.8% compared to $19.0 million at March 31, 1996 and increased $646,000 or 1.73% compared to $37.1 million at December 31, 1996. The net increase for March 31, 1997 compared to March 31, 1996, is primarily attributable to the Mergers. The net increase for March 31, 1997 compared to December 31, 1996 is primarily attributable to progress payments of $981,000 for remodeling and construction of new drive-in facilities for the Harlingen and Sharyland branch locations, and $106,000 of architect fees for the new headquarters bank building in McAllen.

DEPOSITS

Total deposits at March 31, 1997 of $1.1 billion increased $532.0 million or 90.8% compared to the March 31, 1996 levels of $586.0 million and increased $26.2 million or 2.4% compared to December 31, 1996 levels of $1.1 billion. The increase in total deposits from March 31, 1996 to March 31, 1997 is primarily attributable to the Mergers.

The following table presents the composition of total deposits for the last five quarters:

                                       1997                            1996
                                   ------------ -----------------------------------------------
Total Deposits                        First         Fourth      Third       Second     First
(In Thousands)                       Quarter       Quarter     Quarter     Quarter    Quarter
-----------------------------------------------------------------------------------------------
Demand Deposits
  Commercial and Individual        $  167,362    $  162,650  $  159,545    $169,838   $113,072
  Public Funds                          8,153         6,078       7,894       5,992      7,015
-----------------------------------------------------------------------------------------------
Total Demand Deposits                 175,515       168,728     167,439     175,830    120,087
-----------------------------------------------------------------------------------------------
Interest-Bearing Deposits
Savings
  Commercial and Individual            93,340        94,114      94,116      98,584     38,427
  Public Funds                            679           738         564         947        423
Money Market Checking and Savings
  Commercial and Individual           182,413       181,495     180,051     182,527    106,861
  Public Funds                         36,409        53,432      68,819      66,834     20,361
Time Deposits
  Commercial and Individual           501,995       490,294     475,846     467,194    287,827
  Public Funds                        127,624       102,934      79,395      96,686     12,008
-----------------------------------------------------------------------------------------------
Total Interest-Bearing
  Deposits                            942,460       932,007     898,791     912,772    465,907
-----------------------------------------------------------------------------------------------
Total Deposits                     $1,117,975    $1,091,735  $1,066,230  $1,088,602   $585,994
===============================================================================================

CAPITAL AND LIQUIDITY

Shareholders' equity at March 31, 1997 of $130.8 million increased $66.2 million or 102.6% compared to the March 31, 1996 level of $64.6 million and increased $2.7 million or 2.1% compared to the December 31, 1996 level of $128.1 million. The increase from March 31, 1996 to March 31, 1997 was attributable to the sale of 2.5 million shares of the Corporation's Class A Common Stock and earnings, reduced primarily by dividends paid on Class A Common Stock.

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

Ratio targets are set for both Tier I and Total Capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum Total Capital Ratio is 8.0%. The Federal Reserve Board has guidelines for a Leverage Ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The Leverage Ratio is defined to be the company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Capital Ratio is equal to or greater than 10%, and Tier I Capital Ratio is equal to or greater than 6%, and Leverage Capital Ratio is equal to or greater than 5%. The Company's Tier I Capital Ratio was approximately 13.15% and 11.66% as of March 31, 1997 and 1996, respectively. The Company's Total Risk-Based Capital Ratio was approximately 14.40% and 12.63% as of March 31, 1997 and 1996, respectively. The Company's Leverage Capital Ratio was approximately 8.69% and 9.07% at March 31, 1997 and 1996, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of March 31, 1997.

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

For the three months ended March 31, 1997, liquidity was enhanced primarily by net cash provided by operating activities of $22.7 million and financing activities of $25.2 million offset by net cash used in investing activities of $43.0 million. The increase in net cash provided by operating activities was primarily attributable to the collection of receivables originated by $15.3 million of bond sales prior to year ended December 31, 1996 and $5.2 million net income for the three months ended March 31, 1997. The increase in net cash provided by financing activities was primarily attributable to the $26.2 million net increase in deposits. As a result, net cash and cash equivalents at March 31, 1997 of $71.6 million increased $5.0 million or 7.5% compared to net cash and cash equivalents at December 31, 1996 of $66.6 million.

SELECTED FINANCIAL DATA
                                                           Three Months Ended
                                                                March 31,
                                                           ------------------     December 31,
Ratio Analysis                                              1997        1996          1996
----------------------------------------------------------------------------------------------
Return On Average Assets (1)                                1.71%       1.57%         1.62%
Return On Average Shareholders' Equity (1)                 16.28       16.01         16.11
Dividend Payout Ratio                                      18.64       24.39         19.23
Net Yield on Total Interest-Earning Assets (2)              5.07        5.38          5.14
Efficiency Ratio(2)                                        47.74       54.11         50.41
Total Average Loans to Total Average Deposits              70.09       78.00         69.40
Average Equity to Average Assets                           10.48        9.79         10.41
==============================================================================================

(1) Annualized
(2) Taxable-Equivalent Basis Assuming a 35% Effective Income Tax Rate.

COMMON STOCK TRADING DATA                                     (NASDAQ National Market System)
----------------------------------------------------------------------------------------------
                                                                        Trading Volume (1997)
Price
    March 31, 1997             $32.50  Book Value       $15.02      January  372,306   shares
    1997 price range  $31.75 - $36.75  Price/Book Value   2.16%    February  337,800   shares
                                                                      March  216,121   shares
==============================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Texas Regional Bancshares, Inc.


April 29, 1997                              /s/ G. E. RONEY
Date                                            G. E. Roney
                                                Chairman of the Board,
                                                President & Chief
                                                Executive Officer

April 29, 1997                              /s/ GEORGE R. CARRUTHERS
Date                                            George R. Carruthers
                                                Executive Vice President
                                                & Chief Financial Officer