Form 10-Q
period 1997-06-30
TEXAS REGIONAL BANCSHARES INC
filed 1997-07-21
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15 (d) of The
                 Securities Exchange Act of 1934

                  For the Quarterly period Ended June 30, 1997


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

                                  956/631-5400
              (Registrant's telephone number, including area code)

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

                     Class A Voting Common Stock 8,732,064 shares $1 par value, outstanding as of July 10, 1997.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The information called for by Item 1. are included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information called for by Item 2. are included herein.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

During the annual meeting of shareholders held April 14, 1997 the following persons were elected directors: Morris Atlas, Frank N. Boggus, Robert G. Farris, Joe M. Kilgore, C. Kenneth Landrum, MD, G. E. Roney, Julie G. Uhlhorn, Paul G. Veale Sr. and Jack Whetsel.

Item 6.

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8-K

         None

Texas Regional Bancshares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS (Unaudited)                           June 30,        December 31,
                                                            -------------------  --------------
(Dollars in Thousands)                                        1997        1996        1996
-----------------------------------------------------------------------------------------------
Assets
  Cash and Due From Banks                                 $   43,657  $   48,452  $   56,100
  Federal Funds Sold                                          15,585      55,265      10,515
-----------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                           59,242     103,717      66,615
  Securities Available for Sale                              222,107     214,212     192,301
  Securities Held to Maturity (Estimated Market Value
    of $99,910 and $133,291 at June 30, 1997 and 1996,
    respectively, and $126,896 at December 31, 1996)          99,168     133,449     125,835
  Loans, Net of Unearned Discount of $1,863 and $1,652 at
    June 30, 1997 and 1996, respectively and $1,607 at
    December 31, 1996                                        820,620     698,434     757,656
  Less Allowance for Loan Losses                             (10,441)     (9,947)    (10,031)
-----------------------------------------------------------------------------------------------
    Net Loans                                                810,179     688,487     747,625
  Premises and Equipment, Net                                 38,732      36,161      37,054
  Accrued Interest Receivable                                 16,172      16,718      13,743
  Other Real Estate                                            2,578       1,873         742
  Intangibles                                                 25,192      25,287      26,318
  Other Assets                                                 5,536       4,800      20,344
-----------------------------------------------------------------------------------------------
    Total Assets                                          $1,278,906  $1,224,704  $1,230,577
===============================================================================================
Liabilities
  Deposits
    Demand                                                $  167,057  $  175,830  $  168,728
    Savings                                                   88,665      99,531      94,852
    Money Market Checking and Savings                        223,327     249,361     234,927
    Time Deposits                                            653,305     563,880     593,228
-----------------------------------------------------------------------------------------------
      Total Deposits                                       1,132,354   1,088,602   1,091,735
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                              206           -         632
  Accounts Payable and Accrued Liabilities                    10,005      16,578      10,062
-----------------------------------------------------------------------------------------------
    Total Liabilities                                      1,142,565   1,105,180   1,102,429
-----------------------------------------------------------------------------------------------
Commitment and Contingencies
Shareholders' Equity
  Preferred Stock; $1.00 Par Value, 10,000,000
    Shares Authorized; None Issued and Outstanding                 -           -           -
  Common Stock - Class A; $1.00 Par Value, 20,000,000
    Shares Authorized; Issued and Outstanding,
    8,708,898 at June 30, 1997 and 8,706,791
    at June 30, 1996 and 8,708,898 at December 31,
    1996, (Notes 2 and 4)                                      8,708       8,706       8,708
  Paid-In Capital                                             78,605      78,582      78,605
  Retained Earnings                                           48,753      31,909      40,315
  Unrealized Gain (Loss) on Securities Available for Sale        275         327         520
-----------------------------------------------------------------------------------------------
    Total Shareholders' Equity                               136,341     119,524     128,148
-----------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity            $1,278,906  $1,224,704  $1,230,577
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                        Quarter Ended      Six Months Ended
Texas Regional Bancshares, Inc. and Subsidiary             June 30,             June 30,
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)          ----------------   -------------------
(Dollars in Thousands, Except Per Share Data)           1997      1996      1997      1996
---------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                               $19,763    $14,499  $38,409    $25,510
  Investment Securities
    Taxable                                             4,841      2,750    9,629      4,468
    Tax-Exempt                                            355        436      750        507
  Federal Funds Sold                                      270        534      582        704
---------------------------------------------------------------------------------------------
      Total Interest Income                            25,229     18,219   49,370     31,189
---------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                             10,855      7,634   21,350     12,909
  Federal Funds Purchased and
    Securities Sold Under Repurchase Agreements            15          6       21         12
---------------------------------------------------------------------------------------------
    Total Interest Expense                             10,870      7,640   21,371     12,921
---------------------------------------------------------------------------------------------
Net Interest Income                                    14,359     10,579   27,999     18,268
Provision for Loan Losses                                 463        316    1,076        777
---------------------------------------------------------------------------------------------
      Net Interest Income After Provision
      for Loan Losses                                  13,896     10,263   26,923     17,491
---------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                   1,462      1,167    2,902      2,106
  Other Service Charges                                   303        236      634        472
  Trust Service Fees                                      435        385      825        751
  Investment Securities Gains (Losses)                    134          -      305          1
  Data Processing Service Fees                            272        226      534        446
  Other Operating Income                                  165        131      465        315
---------------------------------------------------------------------------------------------
      Total Noninterest Income                          2,771      2,145    5,665      4,091
---------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                        4,014      3,323    8,033      6,060
  Net Occupancy Expense                                   607        505    1,186        822
  Equipment Expense                                       895        757    1,730      1,400
  Other Real Estate (Income) Expense, Net                  45        (30)      30        (40)
  Intangible Asset Amortization                           563        326    1,126        449
  Impairment Loss (Note 5)                                630          -      630          -
  Other Noninterest Expense                             2,110      1,826    4,118      3,330
---------------------------------------------------------------------------------------------
      Total Noninterest Expense                         8,864      6,707   16,853     12,021
---------------------------------------------------------------------------------------------
Income Before Income Tax Expense                        7,803      5,701   15,735      9,561
Income Tax Expense                                      2,692      2,024    5,381      3,330
---------------------------------------------------------------------------------------------
Net Income                                            $ 5,111    $ 3,677  $10,354    $ 6,231
=============================================================================================
Primary Earnings Per Common Share (Note 2)
  Net Income                                          $  0.58    $  0.49  $  1.17    $  0.90
  Weighted Average Number of Common Shares
    Outstanding (In Thousands)                          8,861      7,562    8,863      6,926
---------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common Share (Note 2)
  Net Income                                          $  0.58    $  0.49  $  1.17    $  0.90
  Weighted Average Number of Common Shares
    Outstanding (In Thousands)                          8,884      7,570    8,874      6,932
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
For the Year Ended December 31, 1996 and the Six Months Ended June 30, 1997

                                                                        Unrealized
                                                                        Gain (Loss)    Total
                                           Class A                     on Securities   Share-
                                            Common  Paid-in   Retained   Available    holders'
(Dollars in Thousands)                      Stock   Capital   Earnings    for Sale     Equity
-----------------------------------------------------------------------------------------------
Balance, December 31, 1995                  $6,196  $29,239   $27,168     $  117     $ 62,720
 Exercise of stock options,
  2,107 shares of Class A
  Common Stock                                   2       23         -          -           25
 Change in Unrealized Gain
  (Loss) on Securities
  Available for Sale                             -        -         -        403          403
 Class A Common Stock
  Cash Dividends                                 -        -    (3,232)         -       (3,232)
 Sale of 2,510,000 shares of
  Class A Common Stock                       2,510   49,343         -          -       51,853
 Net Income                                      -        -    16,379          -       16,379
-----------------------------------------------------------------------------------------------
Balance, December 31, 1996                   8,708   78,605    40,315        520      128,148
 Change in Unrealized Gain
  (Loss) on Securities
  Available for Sale                             -        -         -       (245)        (245)
 Class A Common Stock
  Cash Dividends                                 -        -    (1,916)         -       (1,916)
 Net Income for the Six Months
  Ended June 30, 1997                            -        -    10,354          -       10,354
-----------------------------------------------------------------------------------------------
Balance, June 30, 1997                      $8,708  $78,605   $48,753     $  275     $136,341
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 31, 1997 and 1996

(Dollars in Thousands)                                                         1997     1996
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                                 $10,354  $  6,231
  Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities
      Depreciation, Amortization and Accretion, Net                            1,571     1,225
      Provision for Loan Losses                                                1,076       777
      Provision for Estimated Losses on Other Real Estate and Other Assets        19         -
      Gain on Sales of Other Real Estate                                         (48)      (48)
      Gain on Sales of Securities Available for Sale                            (305)       (1)
      Gain on Sales of Premises and Equipment                                     (1)       (1)
      Impairment Loss (Note 5)                                                   630         -
      (Gain) Loss on Sale of Other Assets                                         (2)       10
      (Increase) Decrease in Accrued Interest Receivable and Other Assets     13,471    (1,784)
      Increase (Decrease) in Accounts Payable and Accrued Liabilities            (10)    4,316
------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     26,755    10,725
------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale                        31,657    59,330
  Proceeds from Maturing Securities Available for Sale                        34,275    16,464
  Purchases of Securities Available for Sale                                 (95,836)  (49,365)
  Proceeds from Maturing Securities Held to Maturity                          26,660    28,200
  Purchases of Securities Held to Maturity                                         -   (79,905)
  Proceeds from Sale of Loans                                                     46     4,424
  Purchases of Loans                                                            (232)   (1,608)
  Loan Originations and Advances                                             (66,429)  (10,051)
  Recoveries of Charged-Off Loans                                                493       250
  Proceeds from Sale of Other Assets                                             137       105
  Proceeds from Sale of Other Real Estate                                        563       846
  Proceeds from Sale of Premises and Equipment                                     1        44
  Purchases of Premises and Equipment                                         (3,827)   (3,206)
  Net Cash Used in Acquisitions                                                    -   (15,404)
------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                        (72,492)  (49,876)
------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase (Decrease) in Demand, Savings, Money
   Market Checking and Savings Deposit Accounts                              (19,458)   19,778
  Net Increase in Time Deposits                                               60,077    38,700
  Net Decrease in Securities Sold
   Under Repurchase Agreements                                                  (426)     (757)
  Proceeds from Sale of Common Stock                                               -    51,853
  Cash Dividends Paid on Common Stock (Note 4)                                (1,829)   (1,239)
------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                     38,364   108,335
------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                              (7,373)   69,184
Cash and Cash Equivalents at Beginning of Year                                66,615    34,533
------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Quarter                                  $59,242  $103,717
================================================================================================
Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                              $21,278  $ 11,899
  Income Taxes Paid                                                            6,237     4,344
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable     2,492     1,165
================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

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

(2) EARNINGS PER COMMON SHARE COMPUTATIONS

Earnings per common share computations include the effects of common stock equivalents applicable to the stock option contracts.

In February 1996, Financial Accounting Standards Board issued Statements No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.

(3) INCOME TAX

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

(4) COMMON STOCK

On June 10, 1997, the Board of Directors approved a cash dividend of $0.11 per share for shareholders of record on July 8, 1997 and payable on July 15, 1997.

The Company's Board of Directors has authorized a stock split of three shares of its $1.00 par value Common Stock for each two shares outstanding. To effect the split, the Board of Directors declared a stock dividend of one-half share of Common Stock for each share of Common Stock outstanding, payable August 21, 1997, to stockholders of record on July 31, 1997. In lieu of issuing fractional shares in connection with the split, the Company has elected to provide for a cash payment. The quarterly cash dividend of $0.11 per share will remain unchanged.

(5) IMPAIRMENT LOSS

An impairment loss of $630,000 was recorded during the three months ended June 30, 1997 to reflect the impairment of an existing bank building. Construction of a new bank building in McAllen, Texas has started. The new bank building will be the headquarters for Texas State Bank and Texas Regional Bancshares, Inc and is being constructed next to our existing bank site. Upon completion of the new bank building, the existing building will be demolished to make room for parking. The amount of the impairment loss was the book value of the building at June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1997 was $5.1 million or $0.58 per share, reflecting a net increase of $1.4 million or $0.09 per share compared to net income of $3.7 million or $0.49 per share for the three months ended June 30, 1996. Net income for the six months ended June 30, 1997 was $10.4 million or $1.17 per share, reflecting a net increase of $4.1 million or $0.27 per share compared to net income of $6.2 million or $0.90 per share for the six months ended June 30, 1996. Earnings increased for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 which reflected an improvement in net interest income and noninterest income partially offset by an increase in the provision for loan losses and noninterest expense. Earnings increased for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 which reflected an increase in net interest income and noninterest income reduced by an increase in the provision for loan losses and noninterest expense. A more detailed description of the results of operations is included in the presentation that follows.

On May 14, 1996, Texas Regional Bancshares, Inc. completed its public offering of 2.5 million shares of the Company's Class A Common Stock (priced at $22.25 per share). On May 14, 1996, Texas Regional Bancshares, Inc. also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas, (the "Mergers"), through merger with Texas State Bank, (the "Bank") the principal operating subsidiary of Texas Regional Bancshares, Inc. The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company. The Mergers included the assumption of $241.8 million in loans and the assumption of $450.4 million in deposit liabilities.

The following table presents selected financial data regarding results of operations:

Condensed Quarterly Income                 1997                     1996              Six Months Ended
Statements Taxable-Equivalent Basis* -----------------  ----------------------------       June 30,
(Dollars in Thousands,               Second    First     Fourth     Third     Second  -----------------
Except Per Share Data)               Quarter   Quarter   Quarter   Quarter    Quarter   1997     1996
---------------------------------------------------------------------------------------------------------
Interest Income                      $25,612   $24,542   $23,973   $24,086    $18,621  $50,154  $31,797
Interest Expense                      10,870    10,501    10,260    10,067      7,640   21,371   12,921
---------------------------------------------------------------------------------------------------------
Net Interest Income                   14,742    14,041    13,713    14,019     10,981   28,783   18,876
Provision for Loan Losses                463       613       794       549        316    1,076      777
Noninterest Income                     2,771     2,894     2,811     2,493      2,145    5,665    4,091
Noninterest Expense                    8,864     7,989     7,968     7,973      6,707   16,853   12,021
---------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
  Adjustment and Income Tax            8,186     8,333     7,762     7,990      6,103   16,519   10,169
Taxable-Equivalent Adjustment            383       401       392       630        402      784      608
Applicable Income Tax Expense          2,692     2,689     2,377     2,205      2,024    5,381    3,330
---------------------------------------------------------------------------------------------------------
Net Income                           $ 5,111   $ 5,243   $ 4,993   $ 5,155    $ 3,677  $10,354  $ 6,231
=========================================================================================================
Net Income Per Common Share
  Primary                            $  0.58   $  0.59   $  0.56   $  0.58    $  0.49  $  1.17  $  0.90
  Fully Diluted                         0.58      0.59      0.56      0.58       0.49     1.17     0.90
=========================================================================================================

 * Taxable-Equivalent basis assuming a 35% tax rate.

The Company paid cash and used the purchase method in accounting for its recent acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" earnings represent the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.

The following table reconciles reported net income to net income excluding intangible assets amortization ("cash" earnings):

Cash Earnings                         1997                  1996              Six Months Ended
Taxable-Equivalent Basis*        ----------------  ------------------------       June 30,
(Dollars in Thousands,           Second   First    Fourth    Third    Second  ----------------
Except Per Share Data)           Quarter  Quarter  Quarter  Quarter   Quarter   1997     1996
-----------------------------------------------------------------------------------------------
Reported Net Income              $5,111   $5,243   $4,993   $5,155    $3,677  $10,354   $6,231
Intangible Amortization             563      563      610      534       326    1,126      449
Income Tax Adjustment              (111)    (111)    (111)    (111)      (75)    (222)    (112)
-----------------------------------------------------------------------------------------------
Cash Earnings                    $5,563   $5,695   $5,492   $5,578    $3,928  $11,258   $6,568
===============================================================================================
Cash Earnings Per Common Share
  Primary                        $ 0.63   $ 0.64   $ 0.62   $ 0.63    $ 0.52  $  1.27   $ 0.95
  Fully Diluted                    0.63     0.64     0.62     0.63      0.52     1.27     0.95
Cash Earnings Return on
 Average Assets                    1.77%    1.85%    1.79%    1.83%     1.67%    1.81%    1.65%
Cash Earnings Return on
 Average Shareholders' Equity     16.67    17.68    17.31    18.16     16.79    17.17    16.69
==============================================================================================

 * Taxable-Equivalent basis assuming a 35% tax rate.

NET INTEREST INCOME

Taxable-equivalent net interest income was $14.7 million for the three months ended June 30, 1997, an increase of $3.8 million or 34.2% compared to the three months ended June 30, 1996 of $11.0 million. The Net Yield on Total Interest-Earning Assets of 5.21% for the three months ended June 30, 1997 remained unchanged when compared to 5.21% for the three months ended June 30, 1996. The increase in net interest income for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 was primarily attributable to the increase in the volume of interest-earning assets exceeding the increase in volume of interest-bearing liabilities. The Total Interest-Earning Assets average balance for the six months ended June 30, 1997 of $1.1 billion increased $410.4 million or 57.1% compared to the Total Interest Earning Assets average balance of $718.8 million for the six months ended June 30, 1996. Total Interest-Bearing Liabilities average balance of $939.3 million for the six months ended June 30, 1997 increased $357.9 million or 61.6% compared to the Total Interest-Bearing Liabilities average balance of $581.4 million for the six months ended June 30, 1996. The net increase in Total Interest-Earning Assets average balance compared to the net increase in Total InterestBearing Liabilities average balance for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 is the primary reason for the improved earnings and is a result of the Mergers and an increased volume of business conducted by the Company.

The following tables present for the three months ended June 30, 1997, and June 30, 1996 and the six months ended June 30, 1997, and June 30, 1996, the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective income tax rate.

                                                        Three Months Ended
                                       ------------------------------------------------------
Summary of Interest-Earning Assets           June 30, 1997               June 30, 1996
and Interest-Bearing Liabilities       -------------------------  ---------------------------
Taxable-Equivalent Basis               Average            Yield/   Average            Yield/
(Dollars in Thousands)                 Balance  Interest   Rate*   Balance  Interest   Rate*
---------------------------------------------------------------------------------------------
Interest-Earning Assets
  Loans
    Commercial                      $  278,686   $ 6,785   9.77%  $219,886   $ 5,353   9.79%
    Real Estate                        441,470    11,309  10.27    316,383     7,968  10.13
    Consumer                            74,910     1,862   9.97     54,633     1,348   9.92
---------------------------------------------------------------------------------------------
Total Loans                            795,066    19,956  10.07    590,902    14,669   9.98
---------------------------------------------------------------------------------------------
Investment Securities
  Taxable                              297,526     4,841   6.53    188,087     2,750   5.88
  Tax-Exempt                            23,895       545   9.15     28,688       669   9.38
---------------------------------------------------------------------------------------------
Total Investment Securities            321,421     5,386   6.72    216,775     3,419   6.34
---------------------------------------------------------------------------------------------
Federal Funds Sold                      18,411       270   5.88     39,492       534   5.44
---------------------------------------------------------------------------------------------
Total Interest-Earning Assets       $1,134,898    25,612   9.05   $847,169    18,622   8.84
---------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
  Savings                           $   90,816       726   3.21   $ 71,487       557   3.13
  Money Market Checking and Savings    220,985     1,538   2.79    190,602     1,328   2.80
  Time Deposits                        632,274     8,591   5.45    429,714     5,749   5.38
---------------------------------------------------------------------------------------------
Total Savings and Time Deposits        944,075    10,855   4.61    691,803     7,634   4.44
---------------------------------------------------------------------------------------------
  Federal Funds Purchased and
   Securities Sold Under Repurchase
   Agreements                            1,131        15   5.32        495         6   4.88
---------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities  $  945,206    10,870   4.61   $692,298     7,640   4.44
---------------------------------------------------------------------------------------------
Net Interest Income                              $14,742                     $10,982
---------------------------------------------------------------------------------------------
Net Yield on Total
  Interest-Earning Assets                                  5.21%                       5.21%
=============================================================================================

* Annualized

                                                           Six Months Ended
                                        -------------------------------------------------------
Summary of Interest-Earning Assets            June 30, 1997                June 30, 1996
and Interest-Bearing Liabilities        -------------------------    --------------------------
Taxable-Equivalent Basis                Average            Yield/    Average             Yield/
(Dollars in Thousands)                  Balance  Interest   Rate*    Balance   Interest   Rate*
-----------------------------------------------------------------------------------------------
Interest-Earning Assets
  Loans
    Commercial                        $  276,352  $13,316   9.72%    $197,088  $  9,529   9.72%
    Real Estate                          434,855   21,847  10.13      278,005    13,897  10.05
    Consumer                              73,533    3,632   9.96       49,055     2,422   9.93
-----------------------------------------------------------------------------------------------
Total Loans                              784,740   38,795   9.97      524,148    25,848   9.92
-----------------------------------------------------------------------------------------------
Investment Securities
  Taxable                                298,362    9,629   6.51      151,806     4,468   5.92
  Tax-Exempt                              25,199    1,148   9.19       16,804       777   9.30
-----------------------------------------------------------------------------------------------
Total Investment Securities              323,561   10,777   6.72      168,610     5,245   6.26
-----------------------------------------------------------------------------------------------
Federal Funds Sold                        20,935      582   5.61       26,060       704   5.43
-----------------------------------------------------------------------------------------------
Total Interest-Earning Assets         $1,129,236   50,154   8.96     $718,818    31,797   8.90
-----------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
  Savings                             $   91,917    1,467   3.22     $ 54,420       810   2.99
  Money Market Checking and Savings      224,407    3,133   2.82      163,186     2,257   2.78
  Time Deposits                          622,185   16,750   5.43      363,224     9,842   5.45
-----------------------------------------------------------------------------------------------
Total Savings and Time Deposits          938,509   21,350   4.59      580,830    12,909   4.47
-----------------------------------------------------------------------------------------------
  Federal Funds Purchased and
    Securities Sold Under Repurchase
    Agreements                               831       21   5.10          590        12   4.09
-----------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities    $  939,340   21,371   4.59     $581,420    12,921   4.47
-----------------------------------------------------------------------------------------------
Net Interest Income                               $28,783                      $ 18,876
-----------------------------------------------------------------------------------------------
Net Yield on Total
 Interest-Earning Assets                                    5.14%                         5.28%
===============================================================================================

* Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996. Nonaccrual loans are included in assets, thereby reducing yields. See "NONPERFORMING ASSETS". The allocation of the rate/volume variance has been made pro rata on the percentage that volume and rate variances produce in each category.

Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis
Six Months Ended June 30,                                     Due to Change in
1997 Compared to 1996                  Net         ---------------------------------------
(Dollars in Thousands)               Change         Volume        Rate       Rate/Volume
------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees              $12,947        $12,855       $ 58           $ 34
  Investment Securities
    Taxable                            5,161          4,314        432            415
    Tax-Exempt                           371            388        (11)            (6)
  Federal Funds Sold                    (122)          (138)        21             (5)
------------------------------------------------------------------------------------------
Total Interest Income                 18,357         17,419        500            438
------------------------------------------------------------------------------------------
Interest Expense
  Deposits                             8,441          7,950        310            181
  Federal Funds Purchased
    and Securities Sold
    Under Repurchase Agreements            9              5          3              1
------------------------------------------------------------------------------------------
Total Interest Expense                 8,450          7,955        313            182
------------------------------------------------------------------------------------------
Net Interest Income Before
  Allocation Of Rate/Volume            9,907          9,464        187            256
------------------------------------------------------------------------------------------
Allocation of Rate/Volume                  -            226         30           (256)
------------------------------------------------------------------------------------------
Changes in Net Interest Income       $ 9,907         $9,690       $217           $  -
==========================================================================================

PROVISION FOR LOAN LOSSES

The provision for loan losses reflects management's judgement of the cost associated with credit risk inherent in the loan portfolio. The provision for loan losses for the three months ended June 30, 1997 of $463,000 reflects an increase of $147,000 or 46.5% compared to $316,000 for the three months ended June 30, 1996. The provision for loan losses for the six months ended June 30, 1997 of $1.1 million reflects an increase of $299,000 or 38.5% compared to $777,000 for the six months ended June 30, 1996. See "ALLOWANCE FOR LOAN LOSSES."

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 1997 of $2.8 million increased $626,000 or 29.2% compared to $2.1 million for the three months ended June 30, 1996. Noninterest income for the six months ended June 30, 1997 of $5.7 million increased $1.6 million or 38.5% compared to $4.1 million for the six months ended June 30, 1996. The increase in Noninterest Income for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 and for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 is primarily attributable to the Mergers, investment securities gains and an increase in the volume of business conducted by the Company. The increase in Total Service Charges was impacted by the Mergers and an increase in activity levels and additional volume. The increase in Trust Service Fees is attributable to increases in both the number of trust accounts and the book value of assets managed. The increase in Data Processing Service Fees is attributable to an increased volume of business.

The following table summarizes the major noninterest income categories:

                                          1997                1996                Six Months
                                    ---------------- -------------------------  Ended June 30,
Noninterest Income                  Second    First  Fourth   Third    Second  ----------------
(Dollars in Thousands)              Quarter  Quarter Quarter  Quarter  Quarter   1997    1996
-----------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts $1,462   $1,440  $1,496   $1,380   $1,167   $2,902  $2,106
Other Service Charges                  303      331     270      261      236      634     472
-----------------------------------------------------------------------------------------------
Total Service Charges                1,765    1,771   1,766    1,641    1,403    3,536   2,578
Trust Service Fees                     435      390     395      359      385      825     751
Investment Securities Gains (Losses)   134      171     244      156        -      305       1
Data Processing Service Fees           272      262     239      225      226      534     446
Other Operating Income                 165      300     167      112      131      465     315
-----------------------------------------------------------------------------------------------
Total                               $2,771   $2,894  $2,811   $2,493   $2,145   $5,665  $4,091
===============================================================================================

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 1997 of $8.9 million increased $2.2 million or 32.2% compared to the three months ended June 30, 1996 of $6.7 million. Noninterest expense for the six months ended June 30, 1997 of $16.9 million increased $4.8 million or 40.2% compared to the six months ended June 30, 1996 of $12.0 million. The increase in noninterest expense for the three months ended June 30, 1997 compared to three months ended June 30, 1996 and for the six months ended June 30, 1997 compared to six months ended June 30, 1996 was primarily attributable to the Mergers, impairment loss and the increased volume of business conducted by the Company.

The largest category of noninterest expense, Salaries and Employee Benefits ("Personnel"), of $4.0 million for the three months ended June 30, 1997 increased $691,000 or 20.8% compared to the three months ended June 30, 1996. Personnel expense of $8.0 million for six months ended June 30, 1997 increased $2.0 million or 32.6% compared to the $6.1 million for the six months ended June 30, 1996. Personnel expense increased for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 and for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily due to the Mergers and staffing increases, staff for the Company's second banking location in Weslaco, Texas, (the "New Weslaco Banking Location") and increases in payroll taxes, medical insurance premiums and pension expenses for all employees.

Net occupancy expense of $607,000 for the three months ended June 30, 1997 increased $102,000 or 20.2% compared to $505,000 for the three months ended June 30, 1996. Net occupancy expense of $1.2 million for the six months ended June 30, 1997 increased $364,000 or 44.3% compared to $822,000 for six months ended June 30, 1996. The Net Occupancy expense increased for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 and for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily due to the occupancy expenses associated with the Mergers and the New Weslaco Banking Location.

Equipment expense of $895,000 for the three months ended June 30, 1997 increased $138,000 or 18.2% compared to $757,000 for the three months ended June 30, 1996. Equipment expenses of $1.7 million for the six months ended June 30, 1997 increased $330,000 or 23.6% compared to $1.4 million for the six months ended June 30, 1996. Equipment expense increased for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily due to expenses associated with the Mergers and the New Weslaco Banking Location.

An impairment loss of $630,000 was recorded during the three months ended June 30, 1997 to reflect the impairment of an existing bank building. Construction of a new bank building in McAllen, Texas has started. The new bank building will be the headquarters for Texas State Bank and Texas Regional Bancshares, Inc and is being constructed next to our existing bank site. Upon completion of the new bank building, the existing building will be demolished to make room for parking. The amount of the impairment loss was the book value of the building at June 30, 1997.

The following table displays the major noninterest expense categories:

                                             1997                1996              Six Months
                                        --------------- -----------------------  Ended June 30,
Noninterest Expense                     Second   First  Fourth   Third  Second ----------------
(Dollars in Thousands)                  Quarter Quarter Quarter Quarter Quarter  1997     1996
-----------------------------------------------------------------------------------------------
Salaries and Employee Benefits
  Salaries and Wages                    $3,205  $3,269  $3,021  $3,169  $2,680 $ 6,474 $ 4,843
  Employee Benefits                        809     750     831     833     643   1,559   1,217
-----------------------------------------------------------------------------------------------
   Total Salaries and Employee Benefits  4,014   4,019   3,852   4,002   3,323   8,033   6,060
-----------------------------------------------------------------------------------------------
Net Occupancy Expense                      607     579     584     545     505   1,186     822
-----------------------------------------------------------------------------------------------
Equipment Expense                          895     835     859     906     757   1,730   1,400
-----------------------------------------------------------------------------------------------
Other Real Estate (Income) Expense, Net
  Rent Income                              (30)    (13)    (21)    (28)    (25)    (43)    (58)
  Gain on Sale                               -     (48)    (79)    (76)    (48)    (48)    (48)
  Expense                                   75      46      64      70      43     121      66
  Write-Downs                                -       -       8      35       -       -       -
-----------------------------------------------------------------------------------------------
    Total Other Real Estate (Income)
     Expense, Net                           45     (15)    (28)      1     (30)     30     (40)
-----------------------------------------------------------------------------------------------
Intangible Amortization                    563     563     610     534     326   1,126     449
-----------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public Relations         296     324     397     283     305     620     517
  Data Processing and Check Clearing       229     219     256     310     225     448     376
  Director Fees                             87      98      91      95      83     185     157
  Franchise Tax                            156      94      55      56      60     250     134
  Insurance                                 50      67      15      79      58     117     101
  FDIC Insurance                            35      33       -       1       1      68       2
  Legal and Professional                   409     296     445     244     332     705     590
  Postage, Delivery and Freight            147     157     130     110     125     304     223
  Stationery and Supplies                  223     247     240     250     223     470     417
  Telephone                                 98      99     113      93      73     197     140
  Other Losses                             115     113     131     238     136     228     258
  Impairment Loss                          630       -       -       -       -     630       -
  Miscellaneous Expenses                   265     261     218     226     205     526     415
-----------------------------------------------------------------------------------------------
    Total Other Noninterest Expense      2,740   2,008   2,091   1,985   1,826   4,748   3,330
-----------------------------------------------------------------------------------------------
    Total                               $8,864  $7,989  $7,968  $7,973  $6,707 $16,853 $12,021
===============================================================================================

BALANCE SHEET ANALYSIS

Total average assets for the three months ended June 30, 1997 of $1.3 billion increased $316,000 million or 33.5% compared to the three months ended June 30, 1996 of $945.2 million. Total average assets for the six months ended June 30, 1997 of $1.3 billion increased $453.6 million or 56.7% compared to the six months ended June 30, 1996 of $800.4 million. The increase in total assets was primarily attributable to the Mergers, deposit growth and new capital.

Average total deposits for the three months ended June 30, 1997 of $1.1 billion increased $273.1 million or 32.4% compared to the three months ended June 30, 1996 of $843.3 million. Average total deposits for the six months ended June 30, 1997 of $1.1 billion increased $395.8 million or 55.4% compared to the six months ended June 30, 1996 of $714.9 million. The increase in average total deposits is primarily attributable to the Mergers and deposit growth.

The following table presents the consolidated average balance sheets:

                                    1997                        1996                      Six Months
                            --------------------   --------------------------------     Ended June 30,
Average Balance Sheets       Second      First       Fourth      Third     Second    --------------------
(Dollars in Thousands)      Quarter     Quarter     Quarter     Quarter    Quarter      1997      1996
----------------------------------------------------------------------------------------------------------
Assets
Loans                       $  795,066  $  774,414  $  727,308  $  702,720 $590,902 $  784,740 $524,148
Investment Securities
  Taxable                      297,526     299,198     312,409     311,355  188,087    298,362  151,806
  Tax-Exempt                    23,895      26,503      28,539      43,657   28,688     25,199   16,804
Federal Funds Sold              18,411      23,459      30,716      32,336   39,492     20,935   26,060
----------------------------------------------------------------------------------------------------------
Total Interest-Earning
 Assets                      1,134,898   1,123,574   1,098,972   1,090,068  847,169  1,129,236  718,818
Cash and Due from Banks         49,441      48,501      45,201      48,723   46,135     48,971   40,608
Bank Premises and Equipment,
 Net                            38,555      37,415      36,544      36,244   27,996     37,985   23,338
Other Assets                    49,170      47,258      47,790      48,260   31,507     48,214   23,861
Allowance for Loan Losses      (10,575)    (10,237)    (10,073)    (10,061)  (7,614)   (10,406)  (6,209)
----------------------------------------------------------------------------------------------------------
Total                       $1,261,489  $1,246,511  $1,218,434  $1,213,234 $945,193 $1,254,000 $800,416
==========================================================================================================
Liabilities
Demand Deposits
 Commercial and Individual  $  165,287  $  164,497  $  160,368  $  161,378 $146,191 $  164,892 $128,681
 Public Funds                    7,074       7,436       7,214       6,100    5,301      7,255    5,347
----------------------------------------------------------------------------------------------------------
Total Demand Deposits          172,361     171,933     167,582     167,478  151,492    172,147  134,028
----------------------------------------------------------------------------------------------------------
Savings
  Commercial and Individual     90,129      92,335      93,925      97,440   70,943     91,232   53,908
  Public Funds                     687         683         665         570      544        685      512
Money Market Checking
   and Savings Accounts
  Commercial and Individual    182,621     181,009     185,143     190,837  147,083    181,815  127,258
  Public Funds                  38,364      46,820      59,621      60,855   43,519     42,592   35,928
Time Deposits
  Commercial and Individual    507,707     497,489     482,923     474,521  383,318    502,598  334,360
  Public Funds                 124,567     114,607      89,361      87,795   46,396    119,587   28,864
----------------------------------------------------------------------------------------------------------
Total Interest-Bearing
 Deposits                      994,075     932,943     911,638     912,018  691,803    938,509  580,830
----------------------------------------------------------------------------------------------------------
Total Deposits               1,116,436   1,104,876   1,079,220   1,079,496  843,295  1,110,656  714,858
----------------------------------------------------------------------------------------------------------
Federal Funds Purchased and
 Securities Sold Under
  Repurchase Agreements          1,131         531         432         416      495        831      590
Other Liabilities               10,108      10,480      12,548      11,096    7,305     10,294    5,840
Shareholders' Equity           133,814     130,624     126,234     122,226   94,098    132,219   79,128
----------------------------------------------------------------------------------------------------------
Total                       $1,261,489  $1,246,511  $1,218,434  $1,213,234 $945,193 $1,254,000 $800,416
==========================================================================================================

RISK ANALYSIS OF THE LOAN PORTFOLIO

Total loans at June 30, 1997 of $820.6 million increased $122.2 million or 17.5% compared to June 30, 1996 levels of $698.4 million and increased $27.2 million or 3.4% compared to March 31, 1997 levels of $793.4 million. The increase in total loans in the three months ended June 30, 1997 compared to total loans at June 30, 1996 is primarily attributable to the volume of business conducted by the Company. The Company's loans are widely diversified by borrower and industry group.

The following table presents the composition of the loan portfolio for the last five quarters:

                                              1997                         1996
                                      --------------------   ----------------------------------
Loan Portfolio Composition             Second     First        Fourth     Third       Second
(Dollars in Thousands)                Quarter    Quarter      Quarter    Quarter     Quarter
-----------------------------------------------------------------------------------------------
Commercial                            $209,300   $205,531     $198,752   $177,277    $178,171
Commercial Tax-Exempt                   33,046     34,086       34,777     39,533      35,572
-----------------------------------------------------------------------------------------------
Total Commercial Loans                 242,346    239,617      233,529    216,810     213,743
-----------------------------------------------------------------------------------------------
Agricultural                            41,953     41,792       32,639     21,392      32,742
-----------------------------------------------------------------------------------------------
Real Estate
  Construction                          55,704     54,443       47,400     45,053      44,520
  Commercial Mortgage                  274,061    254,501      243,198    224,010     217,514
  Agricultural Mortgage                 28,554     28,317       28,803     28,494      27,413
  1-4 Family Mortgage                  100,983    101,732      100,301     99,167      96,922
-----------------------------------------------------------------------------------------------
Total Real Estate                      459,302    438,993      419,702    396,724     386,369
-----------------------------------------------------------------------------------------------
Consumer                                77,019     73,031       71,786     70,875      65,580
-----------------------------------------------------------------------------------------------
Total Loans                           $820,620   $793,433     $757,656   $705,801    $698,434
===============================================================================================

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the interest rate has been reduced to less than normal rates due to a serious weakening in the borrower's financial condition, and other assets which consist of real estate and other property which have been acquired in partial or full satisfaction of loan obligations and which are awaiting disposition. A loan is generally placed on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income. At June 30, 1997 nonaccrual loan relationships each in excess of $100,000 totaling $6.1 million accounted for 88.7% of the total nonaccrual loans. These nonaccrual credits are secured primarily by real estate, and management believes that it is unlikely that any material loss will be incurred.

Loans which are contractually past due 90 days or more which are both well secured or guaranteed by financially responsible third parties and in are the process of collection generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at June 30, 1997 of $6.4 million reflects an increase of $4.3 million compared to the June 30, 1996 level of $2.1 million and reflects a decrease of $1.1 million or 14.2% compared to the March 31, 1997 level of $7.5 million. Included in the $6.4 million of loans past due 90 days or more are two large credit relationships in process of collection totaling $3.8 million. The remaining $2.6 million of loans past due 90 days or more are secured primarily by real estate and management believes that it is unlikely that any material loss will be incurred.

Total cross-border credits of $7.6 million or 0.92% of total loans outstanding at June 30, 1997 reflect improvement when compared to the total cross-border credits at March 31, 1997 of $7.7 million. Total nonaccrual and accruing loans past due 90 days or more cross-border credits were $3.0 million and $1.6 million, respectively, at June 30, 1997. The $1.6 million of accruing loans past due 90 days or more cross-border credit at June 30, 1997 has since been paid.

At June 30, 1997, the Company had a $6.8 million recorded investment in impaired loans for which there was a related allowance for loan losses of $676,000. At June 30, 1997, the Company has a $149,000 investment in impaired loans for which there was no related allowance for loan losses. The average level of impaired loans during the three months ended June 30, 1997 was $7.5 million. The Company recorded interest income of $44,000 on its loans during the six months ended June 30, 1997.

An analysis of the components of nonperforming assets for the last five quarters is presented in the following table:

                                                    1997                     1996
                                            --------------------  -----------------------------
Nonperforming Assets                          Second    First      Fourth    Third     Second
(Dollars in Thousands)                        Quarter   Quarter    Quarter   Quarter   Quarter
-----------------------------------------------------------------------------------------------
Nonaccrual Loans                              $ 6,824   $ 6,469    $ 6,445   $3,801    $3,748
Renegotiated Loans                                  -         -          1        2         4
-----------------------------------------------------------------------------------------------
Nonperforming Loans                             6,824     6,469      6,446    3,803     3,752
Foreclosed Assets
 (Primarily Other Real Estate)                  2,767     1,078        945    1,551     1,976
-----------------------------------------------------------------------------------------------
Total Nonperforming Assets                      9,591     7,547      7,391    5,354     5,728
Accruing Loans 90 Days or More Past Due         6,436     7,497      4,089    3,446     2,107
-----------------------------------------------------------------------------------------------
Total Nonperforming Assets and Accruing
Loans 90 Days or More Past Due                $16,027   $15,044    $11,480   $8,800    $7,835
===============================================================================================
Nonperforming Loans as a % of Total Loans        0.83%     0.82%      0.85%    0.54%     0.54%
Nonperforming Assets as a % of Total
 Loans and Foreclosed Assets                     1.16      0.95       0.97     0.76      0.82
Nonperforming Assets as a % of Total Assets      0.75      0.60       0.60     0.44      0.47
Nonperforming Assets and Accruing
 Loans 90 Days or More Past Due
 as a % of Total Loans and Foreclosed Assets     1.95      1.89       1.51     1.24      1.12
===============================================================================================

Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 1997 of $10.4 million increased $494,000 or 5.0% compared to the June 30, 1996 balance of $9.9 million and increased $204,000 or 2.0% compared to the March 31, 1997 balance of $4.9 million. The allowance for loan losses was 1.27% of loans outstanding, net of unearned discount at June 30, 1997, down from 1.42% at June 30, 1996. The allowance for loan losses as a percentage of nonperforming assets was 108.8% at June 30, 1997 from 173.7% at June 30, 1996.

The following table summarizes the transactions in the allowance for loan losses:

                                          1997                 1996               Six Months
                                    ---------------  -------------------------  Ended June 30,
Allowance for Loan Loss Activity    Second  First    Fourth    Third   Second  ----------------
(Dollars in Thousands)              Quarter Quarter  Quarter  Quarter  Quarter   1997    1996
-----------------------------------------------------------------------------------------------
Balance at Beginning of Period      $10,237 $10,031  $9,921   $9,947   $4,890  $10,031  $4,542
Balance from Acquisitions                 -       -       -        -    4,647        -   4,647
Provision for Loan Losses               463     613     794      549      316    1,076     777
Charge-Offs
  Commercial                            165     491     513      296       14      656      74
  Agricultural                           47       -     144        6        8       47       8
  Real Estate                             1       6      19       35       24        7      28
  Consumer                              223     226     120      380       53      449     159
-----------------------------------------------------------------------------------------------
Total Charge-Offs                       436     723     796      717       99    1,159     269
-----------------------------------------------------------------------------------------------
Recoveries
  Commercial                             12      37      13       30       84       49     117
  Agricultural                           34       -       -        -        -       34       -
  Real Estate                            60     219      58       37       59      279      66
  Consumer                               71      60      41       75       50      131      67
-----------------------------------------------------------------------------------------------
Total Recoveries                        177     316     112      142      193      493     250
-----------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries)            259     407     684      575      (94)     666      19
-----------------------------------------------------------------------------------------------
Balance at End of Period            $10,441 $10,237 $10,031   $9,921   $9,947  $10,441  $9,947
-----------------------------------------------------------------------------------------------
Ratio of Allowance for Loan
 Losses to Loans Outstanding,
 Net of Unearned Discount              1.27%   1.29%   1.32%    1.41%    1.42%
Ratio of Allowance For Loan
 Losses to Nonperforming Assets      108.86  135.64  135.72   185.30   173.66
Ratio of Net Charge-Offs (Recoveries)
 to Average Total Loans Outstanding,
 Net of Unearned Discount              0.13    0.21    0.37     0.33        *
===============================================================================================

    * Not meaningful.

PREMISES AND EQUIPMENT, NET

Premises and equipment of $38.7 million at June 30, 1997 increased $2.6 million or 7.1% compared to $36.2 million at June 30, 1996 and increased $1.7 million or 4.5% compared to $37.1 million at December 31, 1996. The net increase for June 30, 1997 compared to June 30, 1996, is primarily attributable to remodeling and construction of new drive-in facilities for the Harlingen and Sharyland branch locations, construction of a new branch facility in Edinburg, Texas and the new headquarters bank building in McAllen, Texas.

DEPOSITS

Total deposits at June 30, 1997 of $1.1 billion increased $43.8 million or 4.0% compared to the June 30, 1996 balance of $1.1 billion and increased $14.4 million or 1.3% compared to March 31, 1997 of $1.1 billion. Total public funds deposits at June 30, 1997 of $170.3 million decreased $183,000 or 0.1% compared to the June 30, 1996 level of $170.5 million and decreased $2.6 million or 1.5% compared to the March 31, 1997 level of $172.3 million.

The following table presents the composition of total deposits for the last five quarters:

                                          1997                           1996
                                  ---------------------   ------------------------------------
Total Deposits                      Second     First         Fourth      Third       Second
(Dollars in Thousands)             Quarter    Quarter       Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------
Demand Deposits
  Commercial and Individual      $  160,334   $  167,362    $  162,650  $  159,545  $  169,838
  Public Funds                        6,723        8,153         6,078       7,894       5,992
-----------------------------------------------------------------------------------------------
Total Demand Deposits               167,057      175,515       168,728     167,439     175,830
-----------------------------------------------------------------------------------------------
Interest-Bearing Deposits
Savings
  Commercial and Individual          87,965       93,340        94,114      94,116      98,584
  Public Funds                          700          679           738         564         947
Money Market Checking and Savings
  Commercial and Individual         192,889      182,413       181,495     180,051     182,527
  Public Funds                       30,438       36,409        53,432      68,819      66,834
Time Deposits
  Commercial and Individual         520,890      501,995       490,294     475,846     467,194
  Public Funds                      132,415      127,624       102,934      79,395      96,686
-----------------------------------------------------------------------------------------------
Total Interest-Bearing
  Deposits                          965,297      942,460       932,007     898,791     912,772
-----------------------------------------------------------------------------------------------
Total Deposits                   $1,132,354   $1,117,975    $1,091,735  $1,066,230  $1,088,602
===============================================================================================

CAPITAL AND LIQUIDITY

Shareholders' equity at June 30, 1997 of $136.3 million increased $16.8 million or 14.1% compared to the June 30, 1996 level of $119.5 million and increased $8.2 million or 6.4% compared to the December 31, 1996 level of $128.1 million. The increase in shareholders' equity at June 30, 1997 compared to June 30, 1996 and December 31, 1996 was primarily attributable to net income, partially offset by dividends.

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

Ratio targets are set for both Tier I and Total Capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum Total Capital ratio is 8.0%. The Federal Reserve Board has guidelines for a Leverage Ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The Leverage Ratio is defined to be the company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Capital Ratio is equal to or greater than 10%, and Tier I Capital Ratio is equal to or greater than 6%, and Leverage Capital Ratio is equal to or greater than 5%. The Company's Tier I Capital Ratio was approximately 13.21% and 11.76% at June 30, 1997 and 1996, respectively. The Company's Total Risk-Based Capital Ratio was approximately 14.46% and 13.00% at June 30, 1997 and 1996, respectively. The Company's Leverage Capital Ratio was 8.96% and 10.21% at June 30, 1997 and 1996, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of June 30, 1997.

The following table presents the Company's risk-based capital calculation:

                                                                Six Months
                                                              Ended June 30,
Risk-Based Capital                                        ---------------------
(Dollars in Thousands)                                       1997       1996
-------------------------------------------------------------------------------
Total Shareholders' Equity before unrealized
 gains or losses on Securities Available for Sale          $136,066   $119,197
Less Goodwill and Other Deductions                           25,126     25,287
-------------------------------------------------------------------------------
Total Tier I Capital                                        110,940     93,910
Total Tier II Capital                                        10,495      9,947
-------------------------------------------------------------------------------
Total Qualifying Capital                                   $121,435   $103,857
===============================================================================
Risk Adjusted Assets (Including Off-Balance
  Sheet Exposure)                                          $839,570   $798,636
===============================================================================
Tier I Capital Ratio                                          13.21%     11.76%
Total Capital Ratio                                           14.46      13.00
Leverage Capital Ratio                                         8.96      10.21
===============================================================================

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

For the six months ended June 30, 1997, liquidity was enhanced by net cash provided by operating activities of $26.8 million and net cash provided by financing activities of $38.4 million. The increase in net cash provided by financing activities was primarily attributable to the $40.6 million net increase in deposits. The increase in cash and cash equivalents was offset by $72.5 million net cash used in investing activities. The investing activities consisted primarily of funding $66.7 million of purchases, originations and advances of loans, $3.2 million of net purchases (ie. net of sales proceeds and maturing bond proceeds) of securities available for sale and securities held to maturity and purchasing $3.8 million of premises and equipment. As a result, net cash and cash equivalents at June 30, 1997 of $59.2 million decreased $7.4 million or 11.1% compared to net cash and cash equivalents at December 31, 1996 of $66.6 million.

SELECTED FINANCIAL DATA

                                                       Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                       ------------------   -------------------
                                                        1997        1996      1997       1996
-----------------------------------------------------------------------------------------------
Performance Ratios
  Return On Average Assets (1)                          1.63%       1.56%     1.66%      1.57%
  Return On Average Shareholders' Equity (1)           15.32       15.72     15.79      15.84
  Loan to Deposit Ratio                                72.47       64.16     72.47      64.16
  Demand Deposit to Total Deposit Ratio                14.75       16.15     14.75      16.15
  Net Interest Income to Average Interest-
   Earning Assets (2)                                   5.21        5.21      5.14       5.28
  Total Average Loans to Total Average Deposits        71.21       70.07     70.66      73.32
  Average Equity to Average Assets                     10.61        9.96     10.54       9.89
  Efficiency Ratio (2)                                 50.75       51.33     49.27      52.52
Common Stock Data
  Dividend Payout Ratio                                18.97       20.41     18.80      22.22
  Number of Shares Outstanding at Month
   End (in Thousands)                                  8,708       8,706     8,708      8,706
Other Statistics
  Number of Common Shareholders of Record                600         633       600        633
  Number of Full-Time Equivalent Employees               553         510       553        510
===============================================================================================

 (1) Annualized
 (2) Taxable-Equivalent Basis Assuming a 35% Effective Income Tax Rate.

COMMON STOCK TRADING DATA                                     (NASDAQ National Market System)
----------------------------------------------------------------------------------------------
                                                                        Trading Volume (1997)
Price
    June 30, 1997              $42.00  Book Value       $15.66        April  370,997   shares
    1997 price range  $28.50 - $45.38  Price/Book Value   2.68x         May  258,468   shares
                                                                       June  742,332   shares
=============================================================================================

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Texas Regional Bancshares, Inc.

July 21, 1997                                   /s/ G. E. Roney
Date                                            G. E. Roney
                                                Chairman of the Board,
                                                President & Chief
                                                Executive Officer

July 21, 1997                                   /s/ George R. Carruthers
Date                                            George R. Carruthers
                                                Executive Vice President
                                                & Chief Financial Officer