Form 10-Q
period 1997-09-30
TEXAS REGIONAL BANCSHARES INC
filed 1997-10-21
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of The Securities
             Exchange Act of 1934

             For the Quarterly period Ended September 30, 1997


         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934
             For the transition period from            to
                                            ----------    ----------

                           Commission File No. 0-14517

                         Texas Regional Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

                      Texas                           74-2294235
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

                        YES    /X/                  NO
                             -------                    -------

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class A Voting Common Stock 13,110,639 shares $1 par value, outstanding as of October 20, 1997.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The information called for by Item 1. are included herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information called for by Item 2. are included herein.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 6.

     (a) Exhibits

         10.13 Amendment Number 1 to Glen E. Roney Deferred Compensation Plan effective March 11, 1997, which amendment is effective June 25, 1997.

         10.14 Amendment Number 2 to Glen E. Roney Deferred Compensation Plan effective March 11, 1997, which amendment is effective July 25, 1997.

         27.   Financial Data Schedule

     (b) Reports on Form 8-K

         None

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                               September 30,      December 31,
                                                            -------------------  --------------
(Dollars in Thousands)                                        1997        1996        1996
-----------------------------------------------------------------------------------------------
Assets
  Cash and Due From Banks                                 $   52,143  $   47,258 $    56,100
  Federal Funds Sold                                          20,085      31,835      10,515
-----------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                           72,228      79,093      66,615
  Securities Available for Sale                              281,579     208,143     192,301
  Securities Held to Maturity (Estimated Market Value
    of $73,165 and $135,039 at September 30, 1997
    and 1996, respectively, and $126,896 at
    December 31, 1996)                                        72,498     134,840     125,835
  Loans, Net of Unearned Discount of $2,173 and
    $1,611 at September 30, 1997 and 1996, respectively
    and $1,607 at December 31, 1996                          831,447     705,801     757,656
  Less Allowance for Loan Losses                              (9,898)     (9,921)    (10,031)
-----------------------------------------------------------------------------------------------
    Net Loans                                                821,549     695,880     747,625
  Premises and Equipment, Net                                 42,192      36,193      37,054
  Accrued Interest Receivable                                 15,583      15,619      13,743
  Other Real Estate                                            2,479       1,405         742
  Intangibles                                                 24,629      24,906      26,318
  Other Assets                                                 5,030      17,041      20,344
-----------------------------------------------------------------------------------------------
    Total Assets                                          $1,337,767  $1,213,120  $1,230,577
===============================================================================================
Liabilities
  Deposits
    Demand                                                $  170,089  $  167,439  $  168,728
    Savings                                                   86,928      94,680      94,852
    Money Market Checking and Savings                        216,635     248,870     234,927
    Time Deposits                                            711,116     555,241     593,228
-----------------------------------------------------------------------------------------------
      Total Deposits                                       1,184,768   1,066,230   1,091,735
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                              108         408         632
  Accounts Payable and Accrued Liabilities                    11,408      22,951      10,062
-----------------------------------------------------------------------------------------------
    Total Liabilities                                      1,196,284   1,089,589   1,102,429
-----------------------------------------------------------------------------------------------
Commitment and Contingencies
Shareholders' Equity
  Preferred Stock; $1.00 Par Value, 10,000,000
    Shares Authorized; None Issued and Outstanding                 -           -           -
  Common Stock - Class A; $1.00 Par Value, 20,000,000
    Shares Authorized; Issued and Outstanding, 13,105,896
    at September 30, 1997 and 8,708,898 at September 30,
    1996 and December 31, 1996, (Notes 2 and 4)               13,106       8,708       8,708
  Paid-In Capital                                             79,030      78,605      78,605
  Retained Earnings                                           48,398      36,193      40,315
  Unrealized Gain (Loss) on Securities Available for Sale        949          25         520
-----------------------------------------------------------------------------------------------
    Total Shareholders' Equity                               141,483     123,531     128,148
-----------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity            $1,337,767  $1,213,120  $1,230,577
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands, Except Per Share Data)

                                                                              Nine Months
                                                         Quarter Ended          Ended
                                                         September 30,       September 30,
                                                       ----------------   -------------------
                                                        1997      1996      1997      1996
---------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                               $20,115    $17,514  $58,524    $43,024
  Investment Securities
    Taxable                                             4,970      4,856   14,599      9,324
    Tax-Exempt                                            341        651    1,091      1,158
  Federal Funds Sold                                      549        435    1,131      1,139
---------------------------------------------------------------------------------------------
      Total Interest Income                            25,975     23,456   75,345     54,645
---------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                             12,057     10,063   33,407     22,972
  Federal Funds Purchased and
    Securities Sold Under Repurchase Agreements             2          4       23         16
---------------------------------------------------------------------------------------------
    Total Interest Expense                             12,059     10,067   33,430     22,988
---------------------------------------------------------------------------------------------
Net Interest Income                                    13,916     13,389   41,915     31,657
Provision for Loan Losses                                 695        549    1,771      1,326
---------------------------------------------------------------------------------------------
      Net Interest Income After Provision
      for Loan Losses                                  13,221     12,840   40,144     30,331
---------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                   1,471      1,380    4,373      3,486
  Other Service Charges                                   341        261      975        733
  Trust Service Fees                                      425        359    1,250      1,110
  Investment Securities Gains (Losses)                    212        156      517        157
  Data Processing Service Fees                            260        225      794        671
  Other Operating Income                                  168        112      633        427
---------------------------------------------------------------------------------------------
      Total Noninterest Income                          2,877      2,493    8,542      6,584
---------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                        3,579      4,002   11,612     10,062
  Net Occupancy Expense                                   614        545    1,800      1,367
  Equipment Expense                                       925        906    2,655      2,306
  Other Real Estate (Income) Expense, Net                  95          1      125        (39)
  Intangible Asset Amortization                           563        534    1,689        983
  Impairment Loss (Note 5)                                  -          -      630          -
  Other Noninterest Expense                             2,107      1,985    6,225      5,315
---------------------------------------------------------------------------------------------
Total Noninterest Expense                               7,883      7,973   24,736     19,994
---------------------------------------------------------------------------------------------
Income Before Income Tax Expense                        8,215      7,360   23,950     16,921
Income Tax Expense                                      2,755      2,205    8,136      5,535
---------------------------------------------------------------------------------------------
Net Income                                            $ 5,460    $ 5,155  $15,814    $11,386
=============================================================================================
Primary Earnings Per Common Share (Note 2)
  Net Income                                          $  0.41    $  0.39  $  1.19    $  1.00
  Weighted Average Number of Common Shares
    Outstanding (In Thousands)                         13,336     13,256   13,308     11,345
---------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Common Share (Note 2)
  Net Income                                          $  0.41    $  0.39  $  1.19    $  1.00
  Weighted Average Number of Common Shares
    Outstanding (In Thousands)                         13,348     13,267   13,323     11,354
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
For the Year Ended December 31, 1996 and the Nine Months Ended September 30,
1997

                                                                        Unrealized
                                                                        Gain (Loss)    Total
                                           Class A                     on Securities   Share-
                                            Common  Paid-in   Retained   Available    holders'
(Dollars in Thousands)                      Stock   Capital   Earnings    for Sale     Equity
-----------------------------------------------------------------------------------------------
Balance, December 31, 1995                  $6,196  $29,239   $27,168     $  117     $ 62,720
 Exercise of stock options,
  2,107 shares of Class A
  Common Stock                                   2       23         -          -           25
 Change in Unrealized Gain
  (Loss) on Securities
  Available for Sale                             -        -         -        403          403
 Class A Common Stock
  Cash Dividends                                 -        -    (3,232)         -       (3,232)
 Sale of 2,510,000 shares of
  Class A Common Stock                       2,510   49,343         -          -       51,853
 Net Income                                      -        -    16,379          -       16,379
-----------------------------------------------------------------------------------------------
Balance, December 31, 1996                   8,708   78,605    40,315        520      128,148
Exercise of stock options,
 31,071 shares of Class A
  Common Stock                                  31      425         -          -          456
 Change in Unrealized Gain
  (Loss) on Securities
  Available for Sale                             -        -         -        429          429
 Class A Common Stock
  Cash Dividends                                 -        -    (3,360)         -       (3,360)
 Class A Common Stock
  3 for 2 Stock Split                        4,367             (4,371)         -           (4)
 Net Income for the Nine Months
  Ended September 30, 1997                       -        -    15,814          -       15,814
-----------------------------------------------------------------------------------------------
Balance, September 30, 1997                $13,106  $79,030   $48,398     $  949     $141,483
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 1997 and 1996

(Dollars in Thousands)                                                        1997     1996
----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                                 $15,814 $ 11,386
  Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities
      Depreciation, Amortization and Accretion, Net                            2,359    1,997
      Provision for Loan Losses                                                1,771    1,326
      Provision for Estimated Losses on Other Real Estate and Other Assets        43       35
      Gain on Sales of Other Real Estate                                         (37)    (123)
      Gain on Sales of Securities Available for Sale                            (517)    (157)
      Gain on Sales of Premises and Equipment                                     (1)      (1)
      Impairment Loss (Note 5)                                                   630        -
      (Gain) Loss on Sale of Other Assets                                        (12)      28
      (Increase) Decrease in Accrued Interest Receivable and Other Assets     15,066  (12,440)
      Increase in Accounts Payable and Accrued Liabilities                       539   10,838
-----------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     35,655   12,889
-----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale                        55,737   93,362
  Proceeds from Maturing Securities Available for Sale                        38,677   37,984
  Purchases of Securities Available for Sale                                (182,551) (99,117)
  Proceeds from Maturing Securities Held to Maturity                          53,360   36,465
  Purchases of Securities Held to Maturity                                         -  (89,586)
  Proceeds from Sale of Loans                                                     46    6,142
  Purchases of Loans                                                            (490)  (2,012)
  Loan Originations and Advances                                             (78,657) (19,699)
  Recoveries of Charged-Off Loans                                                584      392
  Proceeds from Sale of Other Assets                                             205      111
  Proceeds from Sale of Other Real Estate                                        879    1,537
  Proceeds from Sale of Premises and Equipment                                     1       44
  Purchases of Premises and Equipment                                         (8,005)  (4,073)
  Net Cash Used in Acquisitions                                                    -  (15,404)
-----------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                       (120,214) (53,854)
-----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase (Decrease) in Demand, Savings, Money
   Market Checking and Savings Deposit Accounts                              (24,855)   6,045
  Net Increase in Time Deposits                                              117,888   30,061
  Net Decrease in Securities Sold
   Under Repurchase Agreements                                                  (524)    (349)
  Proceeds from Sale of Common Stock                                             456   51,878
  Cash Dividends Paid on Common Stock (Note 4)                                (2,793)  (2,110)
-----------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                     90,172   85,525
-----------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                               5,613   44,560
Cash and Cash Equivalents at Beginning of Year                                66,615   34,533
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Quarter                                  $72,228 $ 79,093
===============================================================================================
Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                              $32,699 $ 21,925
  Income Taxes Paid                                                            9,077    6,462
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable     2,822    1,415
The Company acquired First State Bank & Trust Co., Mission Texas and
  The Border Bank, Hidalgo, Texas on May 14, 1996.  Assets Acquired
  After Purchase Accounting Adjustments are as follows:
   Fair Value of Assets Acquired                                             $     - $554,240
   Cash Paid for the Capital Stock                                                 -  (95,500)
   Liabilities Assumed                                                             -  458,740
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

In February 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") to restate all prior periods. It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common shares by the weighted-average number of common shares outstanding for the period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

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

(4) COMMON STOCK

On September 9, 1997, the Board of Directors approved a cash dividend of $0.11 per share for shareholders of record on October 8, 1997 and payable on October 15, 1997.

The Company's Board of Directors had authorized a stock split of three shares of its $1.00 par value Common Stock for each two shares outstanding. To effect the split, the Board of Directors declared a stock dividend of one-half share of Common Stock for each share of Common Stock outstanding, payable August 21, 1997, to stockholders of record on July 31, 1997. In lieu of issuing fractional shares in connection with the split, the Company has elected to provide for a cash payment. The quarterly cash dividend of $0.11 per share will remain unchanged.

(5) IMPAIRMENT LOSS

An impairment loss of $630,000 was recorded during the three months ended June 30, 1997 to reflect the impairment of an existing bank building. Construction of a new bank building in McAllen, Texas has started. The new bank building will be the headquarters for Texas State Bank and Texas Regional Bancshares, Inc. and is being constructed next to our existing bank site. Upon completion of the new bank building, the existing building will be demolished to make room for parking. The amount of the impairment loss was the book value of the building at June 30, 1997.

(6) ACQUISITION ACTIVITY

The Company signed a definitive agreement on October 15, 1997, to acquire TB&T Bancshares, Inc. ("TB&T"), and its subsidiary, Texas Bank & Trust of Brownsville, Texas. At September 30, 1997 TB&T has assets of $43.6 million and equity of $4.0 million. It is anticipated that the transaction will close during the first quarter of 1998 and will be accounted for under the pooling-of-interests method of accounting. The definitive agreement provides for the exchange of a maximum of 308,076 shares of the Company for all of the outstanding shares of TB&T. This is based upon an exchange ratio of 0.1522126 Company shares for each of the 1,695,775 outstanding TB&T shares (or approximately 258,118 Company shares in the aggregate) to be delivered at closing, and 0.0294605 Company shares for each TB&T share (approximately 49,958 shares in the aggregate) to be placed in escrow for distribution to the shareholder or for return to the Company based upon the resolution of certain claims against TB&T's subsidiary, Texas Bank & Trust. The definitive agreement is subject to receipt of TB&T shareholder approval, approval by appropriate regulators and satisfaction of certain other conditions.

The Company signed a definitive agreement on October 20, 1997, to acquire Brownsville Bancshares, Inc. and its subsidiary, Brownsville National Bank of Brownsville, Texas. At September 30, 1997 Brownsville Bancshares, Inc. has assets of $98.6 million, and equity of $12.2 million. It is anticipated that the transaction will close during the first quarter of 1998 and will be accounted for under the pooling-of-interests method of accounting. The definitive agreement provides for the exchange of a maximum of 985,000 shares of the Company for all of the outstanding shares of Brownsville Bancshares. This is based upon an exchange ratio of 3.06608 Company shares for each of the 308,917 outstanding Brownsville Bancshares, Inc. shares or approximately 947,164 shares in aggregate. In addition, the Company has agreed to issue approximately 37,836 Company shares in consideration of and in exchange for the cancellation of outstanding Brownsville Bancshares options. The definitive agreement is subject to receipt of Brownsville Bancshares shareholder approval, approval by appropriate regulators and satisfaction of certain other conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1997 was $5.5 million or $0.41 per share, reflecting a net increase of $305,000 or $0.02 per share compared to net income of $5.2 million or $0.39 per share for the three months ended September 30, 1996. Net income for the nine months ended September 30, 1997 was $15.8 million or $1.19 per share, reflecting a net increase of $4.4 million or $0.19 per share compared to net income of $11.4 million or $1.00 per share for the nine months ended September 30, 1996. Earnings increased for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 which reflected an improvement in net interest income, noninterest income and noninterest expense partially offset by an increase in the provision for loan losses. Earnings increased for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 which reflected an increase in net interest income and noninterest income reduced by an increase in the provision for loan losses and noninterest expense. A more detailed description of the results of operations is included in the presentation that follows.

The following table presents selected financial data regarding results of operations:

                                                                                 Nine Months
Condensed Quarterly Income                    1997                1996              Ended
Statements Taxable-Equivalent Basis*  ----------------------- ---------------    September 30,
(Dollars in Thousands,                Third   Second  First   Fourth  Third   -----------------
Except Per Share Data)                Quarter Quarter Quarter Quarter Quarter    1997    1996
-----------------------------------------------------------------------------------------------
Interest Income                       $26,343 $25,612 $24,542 $23,973 $24,086  $76,497 $55,883
Interest Expense                       12,059  10,870  10,501  10,260  10,067   33,430  22,988
-----------------------------------------------------------------------------------------------
Net Interest Income                    14,284  14,742  14,041  13,713  14,019   43,067  32,895
Provision for Loan Losses                 695     463     613     794     549    1,771   1,326
Noninterest Income                      2,877   2,771   2,894   2,811   2,493    8,542   6,584
Noninterest Expense                     7,883   8,864   7,989   7,968   7,973   24,736  19,994
-----------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
  Adjustment and Income Tax             8,583   8,186   8,333   7,762   7,990   25,102  18,159
Taxable-Equivalent Adjustment             368     383     401     392     630    1,152   1,238
Applicable Income Tax Expense           2,755   2,692   2,689   2,377   2,205    8,136   5,535
-----------------------------------------------------------------------------------------------
Net Income                            $ 5,460 $ 5,111 $ 5,243 $ 4,993 $ 5,155  $15,814 $11,386
===============================================================================================
Net Income Per Common Share
  Primary                             $  0.41 $  0.38 $  0.39 $  0.38 $  0.39  $  1.19 $  1.00
  Fully Diluted                          0.41    0.38    0.39    0.38    0.39     1.19    1.00
===============================================================================================

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

The following table reconciles reported net income to net income excluding intangible assets amortization ("cash" earnings):

                                                                                Nine Months
Cash Earnings                              1997                  1996              Ended
Taxable-Equivalent Basis*        ------------------------  -----------------    September 30,
(Dollars in Thousands,           Third    Second    First  Fourth    Third    -----------------
Except Per Share Data)           Quarter  Quarter  Quarter Quarter   Quarter    1997     1996
-----------------------------------------------------------------------------------------------
Reported Net Income              $5,460   $5,111   $5,243   $4,993   $5,155   $15,814  $11,386
Intangible Amortization             563      563      563      610      534     1,689      983
Income Tax Adjustment              (111)    (111)    (111)    (111)    (111)     (333)    (223)
-----------------------------------------------------------------------------------------------
Cash Earnings                    $5,912   $5,563   $5,695   $5,492   $5,578   $17,170  $12,146
===============================================================================================
Cash Earnings Per Common Share
  Primary                        $ 0.44   $ 0.42   $ 0.43   $ 0.41   $ 0.42   $  1.29   $ 1.07
  Fully Diluted                    0.44     0.42     0.43     0.41     0.42      1.29     1.07
Cash Earnings Return on
 Average Assets                    1.78%    1.77%    1.85%    1.79%    1.83%     1.80%    1.73%
Cash Earnings Return on
 Average Shareholders' Equity     16.81    16.67    17.68    17.31    18.16     17.05    17.35
===============================================================================================

 * Taxable-Equivalent basis assuming a 35% tax rate.

NET INTEREST INCOME

Taxable-equivalent net interest income was $14.3 million for the three months ended September 30, 1997, an increase of $265,000 or 1.9% compared to the three months ended September 30, 1996 of $14.0 million. The Net Yield on Total Interest-Earning Assets of 4.75% for the three months ended September 30, 1997 declined 37 basis points when compared to 5.12% for the three months ended September 30, 1996. The decline in net interest income for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 was primarily attributable to the increased cost of funds. The rate of the Total Interest-Bearing Liabilities for the three months ended September 30, 1997 of 4.78% reflets a net increase of 39 basis points when compared to 4.39% for the three months ended Septembe 30, 1996. The increased rate was a result of higher rates paid for funds during the quarter in comparison to previous quarters.

The Net Yield on Total Interest-Earning Assets of 5.01% for the nine months ended September 30, 1997 declined 21 basis points when compared to 5.22% for the nine months ended September 30, 1996. The decline in net yield on net interest income for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996 was primarily attributable to the increased cost of funds recorded in the third quarter of 1997 due to strong competition for funding.

The Total Interest-Earning Assets average balance for the nine months ended September 30, 1997 of $1.2 billion increased $307.5 million or 36.5% compared to the Total Interest Earning Assets average balance of $842.6 million for the nine months ended September 30, 1996. Total Interest-Bearing Liabilities average balance of $960.0 million for the nine months ended September 30, 1997 increased $268.2 million or 38.8% compared to the Total Interest-Bearing Liabilities average balance of $691.8 million for the nine months ended September 30, 1996. The net increase in Total Interest-Earning Assets average balance compared to the net increase in Total Interest-Bearing Liabilities average balance for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is the primary reason for the improved earnings and is a result of the Mergers and an increased volume of business conducted by the Company.

The following tables present for the three months ended September 30, 1997, and September 30, 1996 and the nine months ended September 30, 1997, and September 30, 1996, the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective income tax rate.

                                                        Three Months Ended
                                       ------------------------------------------------------
Summary of Interest-Earning Assets       September 30, 1997            September 30, 1996
and Interest-Bearing Liabilities       -------------------------  ---------------------------
Taxable-Equivalent Basis               Average            Yield/   Average            Yield/
(Dollars in Thousands)                 Balance  Interest   Rate*   Balance  Interest   Rate*
---------------------------------------------------------------------------------------------
Interest-Earning Assets
  Loans
    Commercial                      $  282,817   $ 7,005   9.83% $  236,520  $ 5,753   9.68%
    Real Estate                        462,539    11,310   9.70     396,418   10,187  10.22
    Consumer                            78,906     1,990  10.01      69,782    1,793  10.22
---------------------------------------------------------------------------------------------
Total Loans                            824,262    20,305   9.77     702,720   17,733  10.04
---------------------------------------------------------------------------------------------
Investment Securities
  Taxable                              304,929     4,970   6.47     311,355    4,856   6.20
  Tax-Exempt                            23,534       519   8.75      43,657    1,062   9.68
---------------------------------------------------------------------------------------------
Total Investment Securities            328,463     5,489   6.63     355,012    5,918   6.63
---------------------------------------------------------------------------------------------
Federal Funds Sold                      39,130       549   5.57      32,336      435   5.35
---------------------------------------------------------------------------------------------
Total Interest-Earning Assets       $1,191,855    26,343   8.77  $1,090,068   24,086   8.79
---------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
  Savings                           $   87,582       711   3.22  $   98,010      797   3.24
  Money Market Checking and Savings    219,352     1,589   2.87     251,692    1,761   2.78
  Time Deposits                        694,155     9,757   5.58     562,316    7,505   5.31
---------------------------------------------------------------------------------------------
Total Savings and Time Deposits      1,001,089    12,057   4.78     912,028   10,063   4.39
---------------------------------------------------------------------------------------------
  Federal Funds Purchased and
   Securities Sold Under Repurchase
   Agreements                              147         2   5.40         416        4   3.83
---------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities  $1,001,236    12,059   4.78  $  912,434   10,067   4.39
---------------------------------------------------------------------------------------------
Net Interest Income                              $14,284                     $14,019
---------------------------------------------------------------------------------------------
Net Yield on Total
  Interest-Earning Assets                                  4.75%                       5.12%
=============================================================================================

* Annualized

                                                           Nine Months Ended
                                        -------------------------------------------------------
Summary of Interest-Earning Assets         September 30, 1997            September 30, 1996
and Interest-Bearing Liabilities        -------------------------    --------------------------
Taxable-Equivalent Basis                Average            Yield/    Average             Yield/
(Dollars in Thousands)                  Balance  Interest   Rate*    Balance   Interest   Rate*
-----------------------------------------------------------------------------------------------
Interest-Earning Assets
  Loans
    Commercial                        $  278,507  $20,321   9.76%    $210,232  $ 15,265   9.70%
    Real Estate                          444,083   33,157   9.98      317,476    24,085  10.13
    Consumer                              75,324    5,622   9.98       55,964     4,231  10.10
-----------------------------------------------------------------------------------------------
Total Loans                              797,914   59,100   9.90      583,672    43,581   9.97
-----------------------------------------------------------------------------------------------
Investment Securities
  Taxable                                300,551   14,599   6.49      204,989     9,324   6.08
  Tax-Exempt                              24,644    1,667   9.04       25,755     1,839   9.54
-----------------------------------------------------------------------------------------------
Total Investment Securities              325,195   16,266   6.69      230,744    11,163   6.46
-----------------------------------------------------------------------------------------------
Federal Funds Sold                        27,000    1,131   5.60       28,152     1,139   5.40
-----------------------------------------------------------------------------------------------
Total Interest-Earning Assets         $1,150,109   76,497   8.89     $842,568    55,883   8.86
-----------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
  Savings                             $   90,472    2,178   3.22     $ 68,950     1,607   3.11
  Money Market Checking and Savings      222,722    4,722   2.83      192,688     4,018   2.79
  Time Deposits                          646,175   26,507   5.48      429,588    17,347   5.39
-----------------------------------------------------------------------------------------------
Total Savings and Time Deposits          959,369   33,407   4.66      691,226    22,972   4.44
-----------------------------------------------------------------------------------------------
  Federal Funds Purchased and
    Securities Sold Under Repurchase
    Agreements                               603       23   5.10          532        16   4.02
-----------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities    $  959,972   33,430   4.66     $691,758    22,988   4.44
-----------------------------------------------------------------------------------------------
Net Interest Income                               $43,067                      $ 32,895
-----------------------------------------------------------------------------------------------
Net Yield on Total
 Interest-Earning Assets                                    5.01%                         5.22%
===============================================================================================

* Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities for the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996. Nonaccrual loans are included in assets, thereby reducing yields. See "NONPERFORMING ASSETS". The allocation of the rate/volume variance has been made pro rata on the percentage that volume and rate variances produce in each category.

Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis
Nine Months Ended September 30,                               Due to Change in
1997 Compared to 1996                  Net         ---------------------------------------
(Dollars in Thousands)               Change         Volume        Rate       Rate/Volume
------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees              $15,519        $15,991     $ (346)         $(126)
  Investment Securities
    Taxable                            5,275          4,350        620            305
    Tax-Exempt                          (172)           (79)       (98)             5
  Federal Funds Sold                      (8)           (47)        41             (2)
------------------------------------------------------------------------------------------
Total Interest Income                 20,614         20,215        217            182
------------------------------------------------------------------------------------------
Interest Expense
  Deposits                            10,435          8,913      1,116            406
  Federal Funds Purchased
    and Securities Sold
    Under Repurchase Agreements            7              2          4              1
------------------------------------------------------------------------------------------
Total Interest Expense                10,442          8,915      1,120            407
------------------------------------------------------------------------------------------
Net Interest Income Before
  Allocation Of Rate/Volume           10,172         11,300       (903)          (225)
------------------------------------------------------------------------------------------
Allocation of Rate/Volume                  -           (216)        (9)           225
------------------------------------------------------------------------------------------
Changes in Net Interest Income       $10,172        $11,084      $(912)          $  -
==========================================================================================

PROVISION FOR LOAN LOSSES

The provision for loan losses reflects management's judgement of the cost associated with credit risk inherent in the loan portfolio. The provision for loan losses for the three months ended September 30, 1997 of $695,000 reflects an increase of $146,000 or 26.6% compared to $549,000 for the three months ended September 30, 1996. The provision for loan losses for the nine months ended September 30, 1997 of $1.8 million reflects an increase of $445,000 or 33.6% compared to $1.3 million for the nine months ended September 30, 1996. See "ALLOWANCE FOR LOAN LOSSES."

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 1997 of $2.9 million increased $384,000 or 15.4% compared to $2.5 million for the three months ended September 30, 1996. Noninterest income for the nine months ended September 30, 1997 of $8.5 million increased $2.0 million or 29.7% compared to $6.6 million for the nine months ended September 30, 1996. The increase in Noninterest Income for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 and for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is primarily attributable to the Mergers, investment securities gains and an increase in the volume of business conducted by the Company. The increase in Total Service Charges was impacted by the Mergers and an increase in activity levels and additional volume. The increase in Trust Service Fees is attributable to an increase in the number of trust accounts. The increase in Data Processing Service Fees is attributable to an increased volume of business.

The following table summarizes the major noninterest income categories:

                                                                                 Nine Months
                                              1997                 1996             Ended
                                     ----------------------  -----------------   September 30,
Noninterest Income                   Third   Second  First    Fourth   Third   ----------------
(Dollars in Thousands)               Quarter Quarter Quarter  Quarter  Quarter   1997    1996
-----------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts  $1,471  $1,462  $1,440   $1,496   $1,380   $4,373  $3,486
Other Service Charges                   341     303     331      270      261      975     733
-----------------------------------------------------------------------------------------------
Total Service Charges                 1,812   1,765   1,771    1,766    1,641    5,348   4,219
Trust Service Fees                      425     435     390      395      359    1,250   1,110
Investment Securities Gains (Losses)    212     134     171      244      156      517     157
Data Processing Service Fees            260     272     262      239      225      794     671
Other Operating Income                  168     165     300      167      112      633     427
-----------------------------------------------------------------------------------------------
Total                                $2,877  $2,771  $2,894   $2,811   $2,493   $8,542  $6,584
===============================================================================================

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 1997 of $7.9 million decreased $90,000 or 1.1% compared to the three months ended September 30, 1996 of $8.0 million. Noninterest expense for the nine months ended September 30, 1997 of $24.7 million increased $4.7 million or 23.7% compared to the nine months ended September 30, 1996 of $20.0 million. The decrease in noninterest expense for the three months ended September 30, 1997 compared to three months ended September 30, 1996 was primarily attributable to a decline in Total Salaries and Exmployee Benefits. The increase in noninterest expense for the nine months ended September 30, 1997 compared to nine months ended September 30, 1996 was primarily attributable to the Mergers, impairment loss and the increased volume of business conducted by the Company.

The largest category of noninterest expense, Salaries and Employee Benefits ("Personnel"), of $3.6 million for the three months ended September 30, 1997 decreased $423,000 or 10.6% compared to $4.0 million for the three months ended September 30, 1996. Personnel expense of $11.6 million for nine months ended September 30, 1997 increased $1.6 million or 15.4% compared to the $10.1 million for the nine months ended September 30, 1996. Personnel expense decreased for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 was primarily attributable to revised estimates for performance pay and ESOP contribution for year 1997. The increase in Personnel expense for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 was primarily due to the Mergers.

Net occupancy expense of $614,000 for the three months ended September 30, 1997 increased $69,000 or 12.7% compared to $545,000 for the three months ended September 30, 1996. Net occupancy expense of $1.8 million for the nine months ended September 30, 1997 increased $433,000 or 31.7% compared to $1.4 million for nine months ended September 30, 1996. The Net Occupancy expense increased for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 and for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 primarily due to the occupancy expenses associated with the Mergers.

Equipment expense of $925,000 for the three months ended September 30, 1997 increased $19,000 or 2.1% compared to $906,000 for the three months ended September 30, 1996. Equipment expenses of $2.7 million for the nine months ended September 30, 1997 increased $349,000 or 15.1% compared to $2.3 million for the nine months ended September 30, 1996. Equipment expense increased for the three months ended September 30, 1997 as compared to the three months ended

September 30, 1996 and for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 primarily due to expenses associated with the Mergers.

The Intangible Asset Amortization expense for the three and nine months ended September 30, 1997 increased when compared to the three and nine months ended September 30, 1996. The increase in Intangible Asset Amortizatin expense was due to the amortization of goodwill and core deposit premium associated with the Mergers.

An impairment loss of $630,000 was recorded during the three months ended June 30, 1997 to reflect the impairment of an existing bank building. Construction of a new bank building in McAllen, Texas has started. The new bank building will be the headquarters for Texas State Bank and Texas Regional Bancshares, Inc. and is being constructed next to our existing bank site. Upon completion of the new bank building, the existing building will be demolished to make room for parking. The amount of the impairment loss was the book value of the building at June 30, 1997.

Most other Noninterest Expense categories reflect a net increase when comparing three and nine months ended September 30, 1997 to three and nine months ended September 30, 1996 and were primarily attributable to an increased volume of business, primarily due to the Mergers.

The following table displays the major noninterest expense categories:

                                                                                  Nine Months
                                                1997                1996             Ended
                                        ----------------------- --------------   September 30,
Noninterest Expense                     Third   Second  First   Fourth  Third    --------------
(Dollars in Thousands)                  Quarter Quarter Quarter Quarter Quarter  1997     1996
-----------------------------------------------------------------------------------------------
Salaries and Employee Benefits
  Salaries and Wages                    $2,883  $3,205  $3,269  $3,021  $3,169 $ 9,357 $ 8,012
  Employee Benefits                        696     809     750     831     833   2,255   2,050
-----------------------------------------------------------------------------------------------
   Total Salaries and Employee Benefits  3,579   4,014   4,019   3,852   4,002  11,612  10,062
-----------------------------------------------------------------------------------------------
Net Occupancy Expense                      614     607     579     584     545   1,800   1,367
-----------------------------------------------------------------------------------------------
Equipment Expense                          925     895     835     859     906   2,655   2,306
-----------------------------------------------------------------------------------------------
Other Real Estate (Income) Expense, Net
  Rent Income                              (10)    (30)    (13)    (21)    (28)    (53)    (86)
  (Gain) Loss on Sale                       11       -     (48)    (79)    (76)    (37)   (124)
  Expense                                   70      75      46      64      70     191     136
  Write-Downs                               24       -       -       8      35      24      35
-----------------------------------------------------------------------------------------------
    Total Other Real Estate (Income)
     Expense, Net                           95      45     (15)    (28)      1     125     (39)
-----------------------------------------------------------------------------------------------
Intangible  Assets Amortization            563     563     563     610     534   1,689     983
-----------------------------------------------------------------------------------------------
Impairment Loss                              -     630       -       -       -     630       -
----------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public Relations         300     296     324     397     283     920     800
  Data Processing and Check Clearing       191     229     219     256     310     639     686
  Director Fees                             73      87      98      91      95     258     252
  Franchise Tax                            123     156      94      55      56     373     190
  Insurance                                 88      50      67      15      79     205     180
  FDIC Insurance                            35      35      33       -       1     103       3
  Legal                                    308     255     119     210     123     682     479
  Professional                             152     154     177     235     121     483     355
  Postage, Delivery and Freight            139     147     157     130     110     443     333
  Stationery and Supplies                  233     223     247     240     250     703     667
  Telephone                                 90      98      99     113      93     287     233
  Other Losses                             160     115     113     131     238     388     496
  Miscellaneous Expenses                   215     265     261     218     226     741     641
-----------------------------------------------------------------------------------------------
    Total Other Noninterest Expense      2,107   2,110   2,008   2,091   1,985   6,225   5,315
-----------------------------------------------------------------------------------------------
    Total                               $7,883  $8,864  $7,989  $7,968  $7,973 $24,736 $19,994
===============================================================================================

BALANCE SHEET ANALYSIS

Total average assets for the three months ended September 30, 1997 of $1.3 billion increased $105.7 million or 8.7% compared to the three months ended September 30, 1996 of $1.2 billion. Total average assets for the nine months ended September 30, 1997 of $1.3 billion increased $337.6 million or 36.0% compared to the nine months ended September 30, 1996 of $938.0 million. The increase in total assets was primarily attributable to the Mergers, deposit growth and new capital.

Average total deposits for the three months ended September 30, 1997 of $1.2 billion increased $89.4 million or 8.3% compared to the three months ended September 30, 1996 of $1.1 billion. Average total deposits for the nine months ended September 30, 1997 of $1.1 billion increased $293.7 million or 35.1% compared to the nine months ended September 30, 1996 of $836.4 million. The increase in average total deposits is primarily attributable to the Mergers and deposit growth.

The following table presents the consolidated average balance sheets:

                                                                                      Nine Months
                                      1997                           1996               Ended
                           ---------------------------------  ------------------      September 30,
Average Balance Sheets     Third       Second      First       Fourth     Third    -------------------
(Dollars in Thousands)     Quarter     Quarter     Quarter     Quarter    Quarter     1997      1996
-------------------------------------------------------------------------------------------------------
Assets
Loans                    $  824,262 $  795,066  $  774,414  $  727,308  $  702,720 $  797,914 $583,672
Investment Securities
  Taxable                   304,929    297,526     299,198     312,409     311,355    300,551  204,989
  Tax-Exempt                 23,534     23,895      26,503      28,539      43,657     24,644   25,755
Federal Funds Sold           39,130     18,411      23,459      30,716      32,336     27,000   28,152
-------------------------------------------------------------------------------------------------------
Total Interest-Earning
 Assets                   1,191,855  1,134,898   1,123,574   1,098,972   1,090,068  1,150,109  842,568
Cash and Due from Banks      48,689     49,441      48,501      45,201      48,723     48,877   43,313
Bank Premises and Equipment,
 Net                         40,388     38,555      37,415      36,544      36,244     38,786   27,640
Other Assets                 48,421     49,170      47,258      47,790      48,260     48,283   31,994
Allowance for Loan Losses   (10,397)   (10,575)    (10,237)    (10,073)    (10,061)   (10,403)  (7,493)
-------------------------------------------------------------------------------------------------------
Total                    $1,318,956 $1,261,489  $1,246,511  $1,218,434  $1,213,234 $1,275,652 $938,022
=======================================================================================================
Liabilities
Demand Deposits
 Commercial and
  Individual             $  162,846 $  165,287  $  164,497  $  160,368  $  161,378 $  164,210 $139,580
 Public Funds                 4,975      7,074       7,436       7,214       6,100      6,495    5,598
-------------------------------------------------------------------------------------------------------
Total Demand Deposits       167,821    172,361     171,933     167,582     167,478    170,705  145,178
-------------------------------------------------------------------------------------------------------
Savings
  Commercial and Individual  86,936     90,129      92,335      93,925      97,440     89,800   68,409
  Public Funds                  646        687         683         665         570        672      541
Money Market Checking
   and Savings Accounts
  Commercial and Individual 186,984    182,621     181,009     185,143     190,837    183,538  148,451
  Public Funds               32,368     38,364      46,820      59,621      60,855     39,184   44,237
Time Deposits
  Commercial and Individual 556,643    507,707     497,489     482,923     474,521    520,613  379,980
  Public Funds              137,512    124,567     114,607      89,361      87,795    125,562   49,608
-------------------------------------------------------------------------------------------------------
Total Interest-Bearing
 Deposits                 1,001,089    994,075     932,943     911,638     912,018    959,369  691,226
-------------------------------------------------------------------------------------------------------
Total Deposits            1,168,910  1,116,436   1,104,876   1,079,220   1,079,496  1,130,074  836,404
-------------------------------------------------------------------------------------------------------
Federal Funds Purchased and
 Securities Sold Under
  Repurchase Agreements         147      1,131         531         432         416        603      532
Other Liabilities            10,342     10,108      10,480      12,548      11,096     10,310    7,592
Shareholders' Equity        139,557    133,814     130,624     126,234     122,226    134,665   93,494
-------------------------------------------------------------------------------------------------------
Total                    $1,318,956 $1,261,489  $1,246,511  $1,218,434  $1,213,234 $1,275,652 $938,022
=======================================================================================================

RISK ANALYSIS OF THE LOAN PORTFOLIO

Total loans at September 30, 1997 of $831.4 million increased $125.6 million or 17.8% compared to September 30, 1996 levels of $705.8 million. The increase in total loans in the three months ended September 30, 1997 compared to total loans at September 30, 1996 is primarily attributable to the volume of business conducted by the Company. The Company's loans are widely diversified by borrower and industry group.

The following table presents the composition of the loan portfolio for the last five quarters:

                                              1997                               1996
                                      --------------------------------   ----------------------
Loan Portfolio Composition            Third      Second       First      Fourth      Third
(Dollars in Thousands)                Quarter    Quarter      Quarter    Quarter     Quarter
-----------------------------------------------------------------------------------------------
Commercial                            $210,366   $209,300    $205,531    $198,752   $177,277
Commercial Tax-Exempt                   31,330     33,046      34,086      34,777     39,533
-----------------------------------------------------------------------------------------------
Total Commercial Loans                 241,696    242,346     239,617     233,529    216,810
-----------------------------------------------------------------------------------------------
Agricultural                            39,845     41,953      41,792      32,639     21,392
-----------------------------------------------------------------------------------------------
Real Estate
  Construction                          57,919     55,704      54,443      47,400     45,053
  Commercial Mortgage                  277,890    274,061     254,501     243,198    224,010
  Agricultural Mortgage                 29,745     28,554      28,317      28,803     28,494
  1-4 Family Mortgage                  103,821    100,983     101,732     100,301     99,167
-----------------------------------------------------------------------------------------------
Total Real Estate                      469,375    459,302     438,993     419,702    396,724
-----------------------------------------------------------------------------------------------
Consumer                                80,531     77,019      73,031      71,786     70,875
-----------------------------------------------------------------------------------------------
Total Loans                           $831,447   $820,620    $793,433    $757,656   $705,801
===============================================================================================

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the interest rate has been reduced to less than normal rates due to a serious weakening in the borrower's financial condition, and other assets which consist of real estate and other property which have been acquired in partial or full satisfaction of loan obligations and which are awaiting disposition. A loan is generally placed on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income. At September 30, 1997 nonaccrual loans of $8.4 million reflect an increase of $4.6 million or 121.4% compared to nonaccrual loans of $3.8 million at September 30, 1996. These nonaccrual credits are secured primarily by real estate.

Loans which are contractually past due 90 days or more which are both well secured or guaranteed by financially responsible third parties and are in the process of collection generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at September 30, 1997 of $2.4 million reflects an improvement of $1.0 million compared to the September 30, 1996 level of $3.4 million and reflects an improvement of $4.0 million or 62.2% compared to the June 30, 1997 level of $6.4 million.

Total cross-border credits of $7.8 million or 0.9% of total loans outstanding at September 30, 1997 reflect a slight increase when compared to the total cross-border credits at June 30, 1997 of $7.6 million. Total nonaccrual cross-border credits of $2.9 million at September 30, 1997. remain unchanged when compared to June 30, 1997.

At September 30, 1997, the Company has a $8.3 million recorded investment in impaired loans for which there was a related allowance for loan losses of $833,000. At September 30, 1997, the Company has a $149,000 investment in impaired loans for which there was no related allowance for loan losses. The average level of impaired loans during the nine months ended September 30, 1997 was $8.7 million. The Company recorded interest income of $136,000 on its impaired loans during the nine months ended September 30, 1997.

Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

An analysis of the components of nonperforming assets for the last five quarters is presented in the following table:

                                                    1997                           1996
                                            ------------------------------  -------------------
Nonperforming Assets                          Third     Second     First     Fourth    Third
(Dollars in Thousands)                        Quarter   Quarter    Quarter   Quarter   Quarter
-----------------------------------------------------------------------------------------------
Nonaccrual Loans                             $ 8,415    $ 6,824   $ 6,469    $ 6,445   $3,801
Renegotiated Loans                                 -          -         -          1        2
-----------------------------------------------------------------------------------------------
Nonperforming Loans                            8,415      6,824     6,469      6,446    3,803
Foreclosed Assets
 (Primarily Other Real Estate)                 2,688      2,767     1,078        945    1,551
-----------------------------------------------------------------------------------------------
Total Nonperforming Assets                    11,103      9,591     7,547      7,391    5,354
Accruing Loans 90 Days or More Past Due        2,431      6,436     7,497      4,089    3,446
-----------------------------------------------------------------------------------------------
Total Nonperforming Assets and Accruing
Loans 90 Days or More Past Due               $13,534    $16,027   $15,044    $11,480   $8,800
===============================================================================================
Nonperforming Loans as a % of Total Loans       1.01%      0.83%     0.82%      0.85%    0.54%
Nonperforming Assets as a % of Total
 Loans and Foreclosed Assets                    1.33       1.16      0.95       0.97     0.76
Nonperforming Assets as a % of Total Assets     0.83       0.75      0.60       0.60     0.44
Nonperforming Assets and Accruing
 Loans 90 Days or More Past Due
 as a % of Total Loans and Foreclosed Assets    1.62       1.95      1.89       1.51     1.24
===============================================================================================

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 1997 of $9.9 million decreased $23,000 compared to the September 30, 1996 balance of $9.9 million and decreased $543,000 or 5.2% compared to the June 30, 1997 balance of $10.4 million. The allowance for loan losses was 1.19% of loans outstanding, net of unearned discount at September 30, 1997, down from 1.41% at September 30, 1996. The allowance for loan losses as a percentage of nonperforming assets was 89.15% at September 30, 1997 from 185.30% at September 30, 1996.

The following table summarizes the transactions in the allowance for loan losses:

                                                                                Nine Months
                                          1997                   1996              Ended
                                    -----------------------  -----------------  September 30,
Allowance for Loan Loss Activity    Third   Second   First    Fourth   Third  ----------------
(Dollars in Thousands)              Quarter Quarter  Quarter  Quarter  Quarter   1997    1996
-----------------------------------------------------------------------------------------------
Balance at Beginning of Period      $10,441 $10,237 $10,031  $9,921   $9,947   $10,031  $4,542
Balance from Acquisitions                 -       -       -       -        -         -   4,647
Provision for Loan Losses               695     463     613     794      549     1,771   1,326
Charge-Offs
  Commercial                            935     165     491     513      296     1,591     370
  Agricultural                          155      47       -     144        6       202      14
  Real Estate                            25       1       6      19       35        32      63
  Consumer                              214     223     226     120      380       663     539
-----------------------------------------------------------------------------------------------
Total Charge-Offs                     1,329     436     723     796      717     2,488     986
-----------------------------------------------------------------------------------------------
Recoveries
  Commercial                             38      12      37      13       30        87     147
  Agricultural                            1      34       -       -        -        35       -
  Real Estate                             1      60     219      58       37       280     103
  Consumer                               51      71      60      41       75       182     142
-----------------------------------------------------------------------------------------------
Total Recoveries                         91     177     316     112      142       584     392
-----------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries)          1,238     259     407     684      575     1,904     594
-----------------------------------------------------------------------------------------------
Balance at End of Period             $9,898 $10,441 $10,237 $10,031   $9,921   $ 9,898  $9,921
-----------------------------------------------------------------------------------------------
Ratio of Allowance for Loan
 Losses to Loans Outstanding,
 Net of Unearned Discount              1.19%   1.27%   1.29%   1.32%    1.41%     1.19%   1.41%
Ratio of Allowance For Loan
 Losses to Nonperforming Assets       89.15  108.86  135.64  135.72   185.30     89.15  185.30
Ratio of Net Charge-Offs (Recoveries)
 to Average Total Loans Outstanding,
 Net of Unearned Discount              0.60    0.13    0.21    0.37     0.33      0.32    0.14
===============================================================================================

  * Not meaningful.

PREMISES AND EQUIPMENT, NET

Premises and equipment of $42.2 million at September 30, 1997 increased $6.0 million or 16.6% compared to $36.2 million at September 30, 1996 and increased $5.1 million or 13.9% compared to $37.1 million at December 31, 1996. The net increase for September 30, 1997 compared to September 30, 1996, is primarily attributable to remodeling and construction of new drive-in facilities for the Harlingen and Sharyland branch locations, construction of a new branch facility in Edinburg, Texas and the new headquarters bank building in McAllen, Texas.

DEPOSITS

Total deposits at September 30, 1997 of $1.2 billion increased $118.5 million or 11.1% compared to the September 30, 1996 balance of $1.1 billion and increased $52.4 million or 4.6% compared to June 30, 1997 of $1.1 billion. Total public funds deposits at September 30, 1997 of $177.5 million increased $20.8 million or 13.3% compared to the September 30, 1996 level of $156.7 million and increased $7.2 million or 4.2% compared to the June 30, 1997 level of $170.3 million.

The following table presents the composition of total deposits for the last five quarters:

                                               1997                            1996
                                  ---------------------------------   ------------------------
Total Deposits                     Third      Second        First        Fourth      Third
(Dollars in Thousands)             Quarter    Quarter       Quarter      Quarter     Quarter
-----------------------------------------------------------------------------------------------
Demand Deposits
  Commercial and Individual      $  166,578  $  160,334   $  167,362    $  162,650  $  159,545
  Public Funds                        3,511       6,723        8,153         6,078       7,894
-----------------------------------------------------------------------------------------------
Total Demand Deposits               170,089     167,057      175,515       168,728     167,439
-----------------------------------------------------------------------------------------------
Interest-Bearing Deposits
Savings
  Commercial and Individual          86,309      87,965       93,340        94,114      94,116
  Public Funds                          619         700          679           738         564
Money Market Checking and Savings
  Commercial and Individual         182,406     192,889      182,413       181,495     180,051
  Public Funds                       34,229      30,438       36,409        53,432      68,819
Time Deposits
  Commercial and Individual         572,009     520,890      501,995       490,294     475,846
  Public Funds                      139,107     132,415      127,624       102,934      79,395
-----------------------------------------------------------------------------------------------
Total Interest-Bearing
  Deposits                        1,014,679     965,297      942,460       932,007     898,791
-----------------------------------------------------------------------------------------------
Total Deposits                   $1,184,768  $1,132,354   $1,117,975    $1,091,735  $1,066,230
===============================================================================================

CAPITAL AND LIQUIDITY

Shareholders' equity at September 30, 1997 of $141.5 million increased $18.0 million or 14.5% compared to the September 30, 1996 level of $123.5 million and increased $13.3 million or 10.4% compared to the December 31, 1996 level of $128.1 million. The increase in shareholders' equity at September 30, 1997 compared to September 30, 1996 and December 31, 1996 was primarily attributable to net income, partially offset by dividends.

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

Ratio targets are set for both Tier I and Total Capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum Total Capital ratio is 8.0%. The Federal Reserve Board has guidelines for a Leverage Ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The Leverage Ratio is defined to be the company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Capital Ratio is equal to or greater than 10%, and Tier I Capital Ratio is equal to or greater than 6%, and Leverage Capital Ratio is equal to or greater than 5%. The Company's Tier I Capital Ratio was approximately 13.53% and 12.29% at September 30, 1997 and 1996, respectively. The Company's Total Risk-Based Capital Ratio was approximately 14.68% and 13.53% at September 30, 1997 and 1996, respectively. The Company's Leverage Capital Ratio was 8.97% and 8.33% at September 30, 1997 and 1996, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of September 30, 1997.

The following table presents the Company's risk-based capital calculation:

                                                               Nine Months
                                                           Ended September 30,
Risk-Based Capital                                        ---------------------
(Dollars in Thousands)                                       1997       1996
-------------------------------------------------------------------------------
Total Shareholders' Equity before unrealized
 gains or losses on Securities Available for Sale          $141,483   $123,531
Less Goodwill and Other Deductions                           25,512     24,862
-------------------------------------------------------------------------------
Total Tier I Capital                                        115,971     98,669
Total Tier II Capital                                         9,898      9,921
-------------------------------------------------------------------------------
Total Qualifying Capital                                   $125,869   $108,590
===============================================================================
Risk Adjusted Assets (Including Off-Balance
  Sheet Exposure)                                          $857,309   $802,579
===============================================================================
Tier I Capital Ratio                                          13.53%     12.29%
Total Capital Ratio                                           14.68      13.53
Leverage Capital Ratio                                         8.97       8.33
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

For the nine months ended September 30, 1997, liquidity was enhanced by net cash provided by operating activities of $35.7 million and net cash provided by financing activities of $90.2 million. The increase in net cash provided by financing activities was primarily attributable to the $93.0 million net increase in deposits. The increase in cash and cash equivalents was offset by $120.2 million net cash used in investing activities. The investing activities consisted primarily of funding $79.1 million of purchases, originations and advances of loans, $34.8 million of net purchases (ie. net of sales proceeds and maturing bond proceeds) of securities available for sale and securities held to maturity and purchasing $8.0 million of premises and equipment. As a result, net cash and cash equivalents at September 30, 1997 of $72.2 million increased $5.6 million or 8.4% compared to net cash and cash equivalents at December 31, 1996 of $66.6 million.

SELECTED FINANCIAL DATA

                                                         Three Months          Nine Months
                                                            Ended                 Ended
                                                          September 30,        September 30,
                                                       ------------------   -------------------
                                                        1997        1996      1997       1996
-----------------------------------------------------------------------------------------------
Performance Ratios
  Return On Average Assets (1)                          1.64%       1.69%     1.66%      1.62%
  Return On Average Shareholders' Equity (1)           15.52       16.78     15.70      16.27
  Loan to Deposit Ratio                                70.18       64.16     70.18      64.16
  Demand Deposit to Total Deposit Ratio                14.36       15.70     14.36      15.70
  Net Interest Income to Average Interest-
   Earning Assets (2)                                   4.75        5.12      5.01       5.22
  Total Average Loans to Total Average Deposits        70.52       65.10     70.61      69.78
  Average Equity to Average Assets                     10.58       10.07     10.56       9.97
  Efficiency Ratio (2)                                 45.95       48.74     48.17      50.95
Common Stock Data
  Dividend Payout Ratio                                26.83       25.64     27.73      30.00
  Number of Shares Outstanding at Month
   End (in Thousands)                                 13,106      13,063    13,106     13,063
Other Statistics
  Number of Full-Time Equivalent Employees               547         510       547        510
===============================================================================================

 (1) Annualized
 (2) Taxable-Equivalent Basis Assuming a 35% Effective Income Tax Rate.

COMMON STOCK TRADING DATA                                     (NASDAQ National Market System)
----------------------------------------------------------------------------------------------
                                                                        Trading Volume (1997)
Price
  September 30, 1997          $31.25  Book Value       $10.80         July   492,845   shares
  1997 Price Range   $19.00 - $31.50  Price/Book Value   2.89x      August   381,746   shares
                                                                 September   817,227   shares
==============================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Texas Regional Bancshares, Inc.

October 21, 1997                           /s/ G. E. RONEY
Date                                           G. E. Roney
                                               Chairman of the Board,
                                               President & Chief
                                               Executive Officer



October 21, 1997                           /s/ George R. Carruthers
Date                                           George R. Carruthers
                                               Executive Vice President
                                               & Chief Financial Officer