Form 10-K
period 1997-12-31
TEXAS REGIONAL BANCSHARES INC
filed 1998-03-11
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
 ------  ACT OF 1934

 For the fiscal year ended December 31, 1997
                                   or
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

 For the transition period from               to
                                -------------    -------------

 Commission File No. 0-14517

                         TEXAS REGIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               Texas                                  74-2294235
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

     3700 North 10th Suite 301, McAllen, Texas          78501
      (Address of principal executive office)         (Zip Code)

        Registrant's telephone number, including area code: 956-631-5400

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998 was $426,240,813.00.

          The number of shares outstanding of each of the registrant's classes of common stock, as of February 27, 1998 are as follows:

                    Class A Voting Common - 14,403,484 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for Annual Meeting on April 27, 1998                 Part III

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Texas Regional Bancshares, Inc. ("Texas Regional" or the "Corporation"), a Texas business corporation registered as a bank holding company under the Bank Holding Company Act of 1956, was incorporated in 1983 and is headquartered in McAllen, Texas. Texas Regional Delaware, Inc., incorporated under the laws of the state of Delaware, is wholly owned by Texas Regional. Texas Regional Delaware, Inc., owns all banking and nonbanking subsidiaries of the Corporation, including the Corporation's principal operating subsidiary, Texas State Bank (the "Bank") (collectively, the "Company"). As of December 31, 1997, the
Bank operated sixteen banking locations in the Rio Grande Valley: five banking locations in McAllen (including its main office), three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Harlingen, Hidalgo, Penitas, Rio Grande City and Roma. At December 31, 1997, Texas Regional had consolidated total assets of $1.4 billion, loans outstanding (net of unearned discount) of $886.9 million, total deposits of $1.2 billion, and shareholders' equity of $145.7 million.

    On February 19, 1998, Texas Regional completed the acquisitions of TB&T Bancshares, Inc. of Brownsville, Texas ("TB&T"), Brownsville Bancshares, Inc. of Brownsville, Texas ("BBI") and Raymondville Bancorp, Inc. of Raymondville, Texas ("Raymondville"). As of February 19, 1998 these bank holding companies had an aggregate of approximately $208.7 million in assets and five banking locations. An aggregate of 1,292,845 shares of Texas Regional's Class A Voting Common Stock were issued in connection with the acquisitions of TB&T and BBI, and $9.6 million of cash was paid to the shareholder of Raymondville in connection with the acquisition of Raymondville. The subsidiary banks of TB&T, BBI and Raymondville were merged with and into Texas State Bank immediatly following the acquisitions.

    TSB Securities, Inc. was formed by the Company in 1997, to provide full service broker-dealer services and perform other transactions or operations related to the sale and purchase of securities. TSB Securities, Inc. is a wholly owned subsidiary of Texas Regional Delaware, Inc. TSB Properties, Inc., a wholly owned subsidiary of Texas State Bank was created in 1998 to receive and liquidate foreclosed assets.

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

    For its business customers, the Bank offers checking facilities, certificates of deposit, short term loans for working capital purposes, construction financing, mortgage loans, term loans for fixed asset and expansion needs, and other commercial loans. The services provided for individuals by the Bank include checking accounts, savings accounts, certificates of deposit, individual retirement accounts and consumer loan programs, including installment loans for home repair and for purchases of consumer goods, including automobiles, trucks and boats, and mortgage loans. The Bank also provides travelers checks, money orders and safe deposit facilities, and offers trust services.

    The Bank provides services to third-party correspondent banks. The Bank's data processing center, for example, presently serves three banks in addition to providing data processing services for all of the Bank's banking locations.

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

COMPETITION

    Texas Regional's operations are located in the Rio Grande Valley, which consists of Cameron, Hidalgo, Willacy and Starr Counties. Cameron, Hidalgo and Starr Counties are each directly adjacent to the Rio Grande River, which forms part of the border between the United States and Mexico. Texas State Bank's banking locations are currently located in Hidalgo County (McAllen, Hidalgo, Mission, Penitas and Weslaco), Cameron County (Brownsville and Harlingen), Starr County (Rio Grande City and Roma), and Willacy County (Raymondville).

    The banking industry in the market area served by the Bank is highly competitive. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit, service charges assessed, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. A substantial number of the commercial banks in the Rio Grande Valley are branches of much larger organizations affiliated with national, regional or state-wide banking companies, and as a result of those affiliations have greater resources than Texas Regional or Texas State Bank. However, as an independent community bank headquartered in Texas State Bank's primary market area, management of the Company believes that Texas State Bank's community commitment and involvement in its primary market area, as well as its commitment to quality and personalized banking services, are factors that contribute to the Company's competitiveness.

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

FDICIA

    FDICIA requires that federal bank regulatory authorities take "prompt corrective action" with respect to any depository institution which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels which require or permit the FRB and other regulatory authorities to take supervisory action. The relevant classifications range from "well capitalized" to "critically undercapitalized". Under these regulations, an institution is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater and a leverage capital ratio of 3.0% or greater (if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well capitalized institution. An institution is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

    The FRB is authorized by the legislation to take various enforcement actions against any significantly undercapitalized institution and any undercapitalized institution that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the appropriate agency. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers. If imposed these restrictions, either individually or in aggregate, could have a significantly adverse impact on the operations of the Bank.

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

    Based on Texas State Bank's capital ratios at December 31, 1997, Texas State Bank was classified as "well capitalized" under the applicable regulations. As a result, the Company does not believe that FDICIA's prompt corrective action regulations will have any material effect on the activities or operations of Texas State Bank.

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

    The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted on September 30, 1996. Among its provisions, the Funds Act authorizes the Financing Corporation (the "FICO") to impose periodic assessments on depository institutions that are members of BIF in addition to institutions that are members of the Savings Association Insurance Fund (the "SAIF") in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. Thus, BIF-member institutions will share in the cost of financing outstanding FICO bonds. An institution's FICO assessments will fluctuate based on a defined rate applied to deposits held in periods after the date the legislation was enacted. Currently, the FICO BIF annual rate is 1.3 cents for each $100 of qualified deposits.

ACQUISITIONS

    The BHC Act generally limits acquisitions by the Company to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Company's direct activities are generally limited to furnishing to its subsidiaries services that qualify under the prescribed regulatory tests. Prior Federal Reserve Board approval is required under the BHC Act for new activities and acquisitions of most nonbanking companies.

    The BHC Act, the Federal Bank Merger Act, and the Texas Banking Code regulate the acquisition of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or bank holding company. With respect to the Company's subsidiary bank, the approval of the Texas Department of Banking is required for branching, purchasing the assets of other banks and for bank mergers.

    In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, and the applicant's record under the Community Reinvestment Act and fair housing laws.

    The Corporation regularly evaluates acquisition opportunities and regularly conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

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

PERSONNEL

    At December 31, 1997, Texas Regional employed 564 full-time equivalent employees. Employees of Texas Regional enjoy a variety of employee benefit programs, including an employee stock ownership plan with 401(k) provisions, medical, accident, group life and long-term disability plans, and paid vacations. The Company's employees are not unionized, and management believes employee relations to be favorable.

Item 2. Properties

    All of Texas Regional's banking locations are owned by Texas Regional, except for the Company's Roma, Texas banking location. The Edinburg, Harlingen, Hidalgo, McAllen, Mission, Penitas, and Weslaco, Texas banking locations include extensive drive-through facilities. The Kerria Plaza banking location and the main office of Texas Regional are located within the Kerria Plaza Building. Management believes that it will be desirable in the future to consider the establishment of additional banking locations.

    As indicated above, on February 19, 1998, the Company completed the acquisitions of TB&T Bancshares, Inc. of Brownsville, Texas, and Brownsville Bancshares, Inc. of Brownsville, Texas, and Raymondville Bancorp, Inc. of Raymondville, Texas, The bank subsidiaries of these companies had a total of four banking locations in Brownsville, Texas and one banking location in Raymondville, Texas.

    Construction of a new headquarters building for the Company in McAllen, Texas is in progress. The new building will include the main offices of the Bank and Texas Regional, and will include space for lease to third party tenants and for future growth. The new building is projected for completion mid-1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Since March 1994, the Common Stock has traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: "TRBS." The following table shows (i) high and low prices of the Common Stock as reported in the Summary of Activity provided to the Company by The Nasdaq Stock Market for transactions occurring on The Nasdaq Stock Market during the past two years, and (ii) the total number of shares involved in such transactions.

    The following information has been restated to retroactively give effect to the three-for-two stock split declared and distributed by the Corporation during the third quarter of 1997.

                                         PRICE PER SHARE        CASH
                                       --------------------   DIVIDENDS    NUMBER OF
                                         HIGH        LOW      DECLARED      SHARES
                                       ---------  ---------  -----------  -----------
1997
  Fourth Quarter...................    $ 31.50     $26.00    $   0.11      1,049,074
  Third Quarter....................      31.50      24.50        0.11      1,691,818
  Second Quarter...................      30.25      19.00        0.07      1,371,797
  First Quarter....................      24.50      21.17        0.07        926,227

1996
  Fourth Quarter...................      23.00      18.83        0.07      1,242,633
  Third Quarter....................      19.50      15.67        0.07        934,507
  Second Quarter...................      17.33      13.33        0.07      2,484,147
  First Quarter....................      15.67      11.33        0.06        396,700

    During the two years ended December 31, 1997, an aggregate of 34,500 shares purchased by the Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401 (k) provisions) are included in the foregoing table.

    The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company's Board of Directors and will depend on conditions then existing, including Texas Regional's profitability, liquidity, financial condition, capital requirements and other relevant factors, including regulatory restrictions applicable to the Company. The Company's principal source of the funds to pay dividends on the Common Stock is dividends from Texas State Bank. The payment of dividends by Texas State Bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 1997, an aggregate of $30.2 million was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial information below for, and as of, each of the years in the five-year period ended December 31, 1997 has been derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors.

                                      1997       1996       1995       1994       1993
------------------------------------------------------------------------------------------
Summary of Operations
  Interest Income                 $  102,344 $   78,226   $ 45,592   $ 34,631   $ 29,691
  Interest Expense                    46,092     33,248     18,052     11,690     10,494
------------------------------------------------------------------------------------------
  Net Interest Income                 56,252     44,978     27,540     22,941     19,197
  Provision for Loan Losses            2,817      2,120      1,685      1,085        392
  Noninterest Income                  11,614      9,395      6,518      5,772      5,032
  Noninterest Expense                 32,603     27,962     18,977     16,507     14,513
------------------------------------------------------------------------------------------
  Income Before Income Tax Expense    32,446     24,291     13,396     11,121      9,324
  Income Tax Expense                  11,029      7,912      4,671      3,936      3,345
  Cumulative Effect of Change in
   Accounting Principle                    -          -          -          -         32
------------------------------------------------------------------------------------------
  Net Income                      $   21,417 $   16,379   $  8,725   $  7,185   $  6,011
==========================================================================================
Per Share Data
  Net Income - Basic              $     1.64 $     1.41   $   0.94   $   0.80   $   0.87
  Net Income - Diluted                  1.61       1.38       0.94       0.79       0.78
  Book Value at Year-End               11.11       9.81       6.75       6.00       5.18
  Cash Dividends Declared Per
   Common Share                         0.36       0.27       0.27       0.16          -
  Average Shares Outstanding (in Thousands)
    Basic                             13,085     11,650      9,291      8,669      6,279
    Diluted                           13,317     11,831      9,327      9,049      7,755
Year-End Balance Sheet Data
  Total Assets                    $1,395,863 $1,230,577   $646,769   $531,834   $473,263
  Loans                              886,854    757,656    450,854    339,939    290,500
  Investments Securities             367,259    318,136    131,641    126,828    127,540
  Interest-Earning Assets          1,256,813  1,086,307    586,095    468,067    422,965
  Deposits                         1,236,997  1,091,735    579,731    472,108    429,521
  Shareholders' Equity               145,654    128,148     62,720     55,731     39,983
Performance Ratios
  Return on Average Assets              1.65%      1.62%      1.51%      1.43%      1.34%
  Return on Average Shareholders'
   Equity                              15.62      16.11      14.69      14.11      16.15
  Net Interest Margin                   4.93       5.14       5.33       5.12       4.84
  Loan to Deposit Ratio                71.69      69.40      77.77      72.00      67.63
  Demand Deposit to Total
    Deposit Ratio                      14.92      15.46      20.77      21.11      20.81
Asset Quality Ratios
  Nonperforming Assets as a % of Total
   Loans and Foreclosed Assets          1.23%      0.97%      0.79%      1.41%      1.69%
  Net Charge-Offs (Recoveries) to Average
   Total Loans Outstanding,
    Net of Unearned Discount            0.29       0.21       0.30       0.33      (0.04)
  Allowance for Loan Losses as a Percentage of:
    Loans                               1.19       1.32       1.01       1.03       1.18
    Nonperforming Loans               134.81     155.62     216.49     143.42     146.05
    Nonperforming Assets               95.87     135.72     126.62      72.96      69.39
Capital Ratios
  Equity to Assets Ratio               10.43%     10.41%      9.70%     10.48%      8.45%
  Tier I Capital Ratio                 13.01      13.17      11.70      14.71      12.05
  Total Capital Ratio                  14.14      14.44      12.64      15.67      13.21
  Leverage Capital Ratio                9.01       8.45       8.96      10.37       7.88
==========================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL INFORMATION

Net income for the year ended December 31, 1997 was $21.4 million, reflecting a net increase of $5.0 million or a 30.8% increase compared to net income of $16.4 million for the year ended December 31, 1996. The earnings per share of $1.64 for the year ended December 31, 1997 increased $0.23 or 16.3% compared to the earnings per share of $1.41 for the year ended December 31, 1996. Earnings performance for the year ended December 31, 1997 reflected gains in net interest income and an increase in noninterest income. These positive factors were partially offset by an increase in provision for loan losses and noninterest expenses. A more detailed description of the results of operations is included in the material that follows. The number of shares outstanding, dividends per share declared and paid, and related earnings per share amounts have been restated to retroactively give effect for the three-for-two stock split declared and distributed by Texas Regional Bancshares, Inc. during the third quarter of 1997.

On May 14, 1996, Texas Regional Bancshares, Inc. (the "Corporation") completed its secondary public offering of 2.5 million shares of the Corporation's Class A Voting Common Stock (priced at $22.25 per share). On May 14, 1996, Texas Regional also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas (which transactions are called the "Mergers" in this Management's Discussion and Analysis of Financial Condition and Results of Operations), through merger with Texas State Bank (the "Bank"), the principal operating subsidiary of Texas Regional Bancshares, Inc. (collectively, the "Company"). The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company. The Mergers included the assumption of $241.8 million in loans and the assumption of $450.4 million in deposit liabilities.

The Mergers were accounted for as a purchase; therefore, the results of operations of the two acquired banks are included in the consolidated financial statements from the date of each respective acquisition. Accordingly, certain income statement and balance sheet comparisons may not be appropriate.

The Company paid cash and used the purchase method of accounting for the Mergers which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" earnings represent the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" earnings may vary by company, management of Texas Regional believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.

The following table reconciles reported net income to net income excluding intangible assets amortization ("cash" earnings):

Cash Earnings
Taxable-Equivalent basis *
(Dollars in Thousands,
Except Per Share Data)                   1997          1996             1995
-------------------------------------------------------------------------------
Reported Net Income                   $ 21,417       $ 16,379          $ 8,725
Intangible Amortization                  2,252          1,590              320
Income Tax Adjustment                     (444)          (333)             (91)
-------------------------------------------------------------------------------
Cash Earnings                         $ 23,225       $ 17,636          $ 8,954
===============================================================================
Cash Earnings Per Common Share
  Basic                               $   1.77       $   1.51          $  0.96
  Diluted                                 1.74           1.49             0.96
Cash Earnings Return on
 Average Assets                           1.79%          1.75%            1.55%
Cash Earnings Return on
 Average Shareholders' Equity            16.94          17.34            15.07
===============================================================================
 * Taxable-Equivalent basis assuming a 35% federal income tax rate.

ANALYSIS OF RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the difference between interest earned on assets and interest expense incurred for the funds supporting those assets. Earning assets consists of loans, investment securities and federal funds sold. For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets.

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

Taxable-equivalent net interest income was $57.8 million for the year ended December 31, 1997, an increase of $11.2 million or 23.9% compared to the year ended December 31, 1996, and taxable-equivalent net interest income of $46.6 million for the year ended December 31, 1996, increased $18.9 million or 67.9% compared to the year ended December 31, 1995. Both net interest income and the yield on earning assets were reduced by interest foregone on nonaccrual and renegotiated loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have approximated $1.2 million, $765,000, and $247,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The net yield on total interest-earning assets, also referred to as net interest margin, represents net interest income divided by average interest-earning assets. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and shareholders' equity, the effective rate paid for all funds is lower than the rate paid on interest-bearing liabilities alone. As the following table illustrates, the net interest margin of 4.93% for the year ended December 31, 1997 decreased 21 basis points compared to 5.14% for the year ended December 31, 1996 while the net interest margin of 5.14% for the year ended December 31, 1996 decreased 19 basis points compared to 5.33% for the year ended December 31, 1995.

The decrease in the interest margin for the year ended December 31, 1997 is reflective of the increase in the rate paid on interest-bearing liabilities. The rate paid on interest-bearing liabilities of 4.70% for the year ended December 31, 1997 increased 25 basis points compared to 4.45% for the year ended December 31, 1996 and the interest paid on interest-bearing liabilities of 4.45% for the year ended December 31, 1996 increased 6 basis points compared to 4.39% for the year ended December 31, 1995. The increase in the rate paid on interest-bearing liabilities during 1997 was primarily attributable to the general increase in average short-term interest rates and increased competition from local financial institutions.

The yield on interest-earning assets of 8.87% for the year ended December 31, 1997 increased 6 basis points compared to 8.81% for the year ended December 31, 1996 and the yield on interest-earning assets of 8.81% for the year ended December 31, 1996 increased 2 basis points compared to 8.79% for the year ended December 31, 1995. The mix of average interest-earning assets for the year ended December 31, 1997 compared to year ended December 31, 1996 was changed by total average loans of $812.3 million increasing $192.7 million or 31.1%, total average investment securities of $333.3 million increasing $75.0 million or 29.0% and average federal funds sold of $25.6 million decreasing $3.2 million or 11.1%. The decrease in loan yield for 1997 reflects the increase in competition from local financial institutions. The decrease in loan yield for 1996 reflects the general decrease in average interest rates in 1996 compared to 1995. The increase in investment securities yield for the years ended December 31, 1997 and 1996 resulted from lower yielding investment securities maturing and the reinvesting of the proceeds into higher yields.

The following table presents for the last three calendar years the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 1997 and 1996, and a 34% effective income tax rate for 1995.

                                      Three-Year Financial Summary
                                                   Years Ended December 31,
                            -------------------------------------------------------------------------
                                     1997                     1996                    1995
                            ----------------------   ----------------------  ------------------------
Taxable-Equivalent Basis(1) Average         Yield/   Average         Yield/  Average         Yield/
(Dollars in Thousands)      Balance Interest  Rate   Balance Interest  Rate  Balance Interest  Rate
-----------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
  Loans
    Commercial           $  281,682 $ 27,328 9.70% $  219,923 $21,324  9.70% $125,321 $12,355  9.86%
    Real Estate             453,417   45,170 9.96     339,834  34,247 10.08   208,035  21,197 10.19
    Consumer                 77,177    7,711 9.99      59,824   6,064 10.14    36,918   3,647  9.88
-----------------------------------------------------------------------------------------------------
      Total Loans           812,276   80,209 9.87     619,581  61,635  9.95   370,274  37,199 10.05
-----------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                 308,787   20,044 6.49     231,844  14,240  6.14   126,086   7,004  5.55
    Tax-Exempt               24,524    2,164 8.82      26,451   2,427  9.18     4,907     431  8.78
-----------------------------------------------------------------------------------------------------
     Total Investment
       Securities           333,311   22,208 6.66     258,295  16,667  6.45   130,993   7,435  5.68
-----------------------------------------------------------------------------------------------------
  Federal Funds Sold         25,584    1,433 5.60      28,793   1,554  5.40    19,807   1,172  5.92
-----------------------------------------------------------------------------------------------------
     Total Interest-
       Earning Assets     1,171,171  103,850 8.87     906,669  79,856  8.81   521,074  45,806  8.79
-----------------------------------------------------------------------------------------------------
Cash and Due from Banks      48,726                    43,785                  31,151
Premises and Equipment,
 Net                         40,552                    29,866                  16,365
Other Assets                 48,048                    35,943                  13,507
Allowance for
  Loan Losses               (10,351)                   (8,138)                 (4,158)
-----------------------------------------------------------------------------------------------------
      Total Assets       $1,298,146                $1,008,125                $577,939
=====================================================================================================
Liabilities
Interest-Bearing Liabilities
    Savings              $   89,729    2,876 3.21  $   75,360   2,374  3.15  $ 31,360     840  2.68
    Money Market Checking
     and Savings            224,176    6,632 2.96     205,707   5,763  2.80   129,012   3,484  2.70
    Time Deposits           665,781   36,532 5.49     465,262  25,091  5.39   249,167  13,666  5.48
-----------------------------------------------------------------------------------------------------
      Total Savings and
        Time Deposits       979,686   46,040 4.70     746,329  33,228  4.45   409,539  17,990  4.39
-----------------------------------------------------------------------------------------------------
    Federal Funds Purchased
      and Securities Sold
      Under Repurchase
      Agreements                980       52 5.31         507      20  3.94     1,093      46  4.21
    Short-Term Borrowings         -        -    -           -       -     -       232      16  6.90
-----------------------------------------------------------------------------------------------------
      Total Interest-Bearing
        Liabilities         980,666   46,092 4.70     746,836  33,248  4.45   410,864  18,052  4.39
-----------------------------------------------------------------------------------------------------
Demand Deposits             169,799                   150,779                 103,842
Other Liabilities            10,575                     8,831                   3,835
-----------------------------------------------------------------------------------------------------
      Total Liabilities   1,161,040                   906,446                 518,541
-----------------------------------------------------------------------------------------------------
Shareholders' Equity        137,106                   101,679                  59,398
-----------------------------------------------------------------------------------------------------
      Total Liabilities and
        Shareholders'
        Equity           $1,298,146                $1,008,125                $577,939
=====================================================================================================
Net Interest Income                  $57,758                  $46,608                  $27,754
=====================================================================================================
Net Yield on Total Interest-
  Earning Assets                             4.93%                     5.14%                   5.33%
=====================================================================================================

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 1997 and 1996, and a 34% effective federal income tax rate for 1995).

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

Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis(1)
Year Ended December 31,                                        Due to Change in
1997 Compared to 1996                           Net      ------------------------------
(Dollars in Thousands)                         Change    Volume    Rate     Rate/Volume
---------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                       $18,574   $19,173   $  (496)    $ (103)
  Investment Securities
    Taxable                                     5,804     4,724       811        269
    Tax-Exempt                                   (263)     (177)      (95)         9
  Federal Funds Sold                             (121)     (173)       58         (6)
---------------------------------------------------------------------------------------
    Total Interest Income                      23,994    23,547       278        169
---------------------------------------------------------------------------------------
Interest Expense
  Deposits                                     12,812    10,384     1,866        562
  Federal Funds Purchased and
    Securities Sold Under
    Repurchase Agreements                          32        19         7          6
---------------------------------------------------------------------------------------
    Total Interest Expense                     12,844    10,403     1,873        568
---------------------------------------------------------------------------------------
Net Interest Income Before Allocation of
  Rate/Volume                                  11,150    13,144    (1,595)      (399)
---------------------------------------------------------------------------------------
Allocation of Rate/Volume                           -      (350)      (49)       399
---------------------------------------------------------------------------------------
Changes in Net Interest Income                $11,150   $12,794   $(1,644)    $    -
=======================================================================================
Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis(1)
Year Ended December 31,                                        Due to Change in
1996 Compared to 1995                           Net      ------------------------------
(Dollars in Thousands)                         Change    Volume    Rate     Rate/Volume
---------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                       $24,436   $25,055   $ (370)     $ (249)
  Investment Securities
    Taxable                                     7,236     5,870      744         622
    Tax-Exempt                                  1,996     1,892       20          84
  Federal Funds Sold                              382       532     (103)        (47)
---------------------------------------------------------------------------------------
    Total Interest Income                      34,050    33,349       291        410
---------------------------------------------------------------------------------------
Interest Expense
  Deposits                                     15,238    14,785       246        207
  Federal Funds Purchased and
    Securities Sold Under
    Repurchase Agreements                         (26)      (25)       (3)         2
  Short-Term Borrowings                           (16)      (16)        -          -
---------------------------------------------------------------------------------------
    Total Interest Expense                     15,196    14,744       243        209
---------------------------------------------------------------------------------------
Net Interest Income Before Allocation of
  Rate/Volume                                  18,854    18,605        48        201
---------------------------------------------------------------------------------------
Allocation of Rate/Volume                           -       145        56       (201)
---------------------------------------------------------------------------------------
Changes in Net Interest Income                $18,854   $18,750   $   104     $    -
=======================================================================================

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 1997 and 1996, and a 34% effective federal income tax rate for 1995).

NET YIELD ON EARNING ASSETS

The following table presents net interest income, average earning assets and the net yield by quarter for the past three years. Income and yield on earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective federal income tax rate for 1997 and 1996, and a 34% effective federal income tax rate for 1995.

Net Yield on
Earning Assets                                                     Quarter
Taxable-Equivalent Basis  % Change              ---------------------------------------------
(Dollars in Thousands)    Prior Year    Year      Fourth      Third       Second       First
---------------------------------------------------------------------------------------------
1997
Net Interest Income       23.9%   $   57,758  $   14,691  $   14,284  $   14,742  $   14,041
Average Earning Assets    29.2     1,171,171   1,234,357   1,191,855   1,134,898   1,123,574
Net Yield                               4.93%       4.72%       4.75%       5.21%       5.07%

1996
Net Interest Income       67.9%   $   46,608  $   13,713   $  14,019  $   10,981   $   7,895
Average Earning Assets    74.0       906,669   1,098,972   1,090,068     847,169     590,467
Net Yield                              5.14%       4.96%        5.12%       5.21%      5.38%

1995
Net Interest Income       20.3%   $  27,754   $   7,633    $   7,047  $   6,585    $  6,489
Average Earning Asset      15.7      521,074     574,033      542,783    492,880     474,600
Net Yield                              5.33%       5.28%        5.15%      5.36%       5.54%
=============================================================================================

PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 1997 was $2.8 million, an increase of $697,000 or 32.9% from the $2.1 million for the year ended December 31, 1996. The provision for loan losses for the year ended December 31, 1996 of $2.1 million reflects an increase of $435,000 or 25.8% from the $1.7 million provision for loan losses for the year ended December 31, 1995. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, particularly as they relate to the Company's lending area, and other factors related to the collectibility of the Company's loan portfolio. The increase in the provision for the year ended December 31, 1997, compared to the provision for the year ended December 31, 1996, was primarily attributable to loan growth of $129.2 million and net charge-offs of $2.3 million. See "Allowance for Loan Losses."

NONINTEREST INCOME

Noninterest income of $11.6 million for the year ended December 31, 1997 increased $2.2 million or 23.6% compared to $9.4 million for the year ended December 31, 1996, and noninterest income of $9.4 million for the year ended December 31, 1996 increased $2.9 million or 44.1% compared to $6.5 million for the year ended December 31, 1995. All categories of noninterest income for the year ended December 31, 1997 increased when compared to the year ended December 31, 1996, and the increase was primarily attributable to the increased volume of business conducted by the Company, in part as a result of the Mergers. All categories of noninterest income, except Other Operating Income for the year ended December 31, 1996, increased when compared to the year ended December 31, 1995.

Total Service Charges of $7.3 million for the year ended December 31, 1997, increased $1.3 million or 22.4% compared to $6.0 million for the year ended December 31, 1996. Total Service Charges of $6.0 million for the year ended December 31, 1996 increased $1.7 million or 38.2% compared to $4.3 million for the year ended December 31, 1995. The increase in Total Service Charges for the years ended December 31, 1997, 1996 and 1995 is attributable to increased account transaction fees as a result of the deposit growth experienced by the Company and as a result of the Mergers.

Trust Service Fees of $1.7 million for the year ended December 31, 1997 increased $186,000 or 12.4% compared to $1.5 million for the year ended December 31, 1996, and Trust Service Fees of $1.5 million for the year ended December 31, 1996 increased $249,000 or 19.8% compared to $1.3 million for the year ended December 31, 1995. The increase in Trust Service Fees in each of the years 1997 and 1996 is attributable to an increase in the number of trust accounts managed. The book value of assets managed at December 31, 1997 of $221.8 million decreased $45.5 million or 17.0% compared to $267.3 million at December 31, 1996, and was primarily attributable to two public entities, one of which represents a bond issue for a high school construction project which is close to completion. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

Net Investment Securities Gains (Losses) was a $731,000 gain for the year ended December 31, 1997, compared to an $401,000 gain for the year ended December 31, 1996. The sale of securities in 1997 and 1996 was designed to reduce asset sensitivity of callable bonds and improve bond quality.

Other Operating Income of $789,000 for the year ended December 31, 1997 increased $195,000 or 32.8% compared to $594,000 for the year ended December 31, 1996 and Other Operating Income of $594,000 for the year ended December 31, 1996 decreased $7,000 or 1.2% compared to $601,000 for the year ended December 31, 1995. The increase in Other Operating Income for 1997 was primarily attributable to the increased volume of business conducted by the Company.

A detailed summary of noninterest income during the last three years is presented in the following table:

Noninterest Income                                       %                     %
Years Ended December 31,                            Change From           Change From
(Dollars in Thousands)                      1997     Prior Year   1996     Prior Year    1995
---------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts      $ 5,961      19.7%    $ 4,982      43.5%     $ 3,472
Other Service Charges                      1,362      35.8       1,003      16.8          859
---------------------------------------------------------------------------------------------
    Total Service Charges                  7,323      22.4       5,985      38.2        4,331
Trust Service Fees                         1,691      12.4       1,505      19.8        1,256
Net Investment Securities Gains (Losses)     731      82.3         401     461.3        (111)
Data Processing Service Fees               1,080      18.7         910     106.3          441
Other Operating Income                       789      32.8         594      (1.2)         601
---------------------------------------------------------------------------------------------
   Total                                 $11,614      23.6%    $ 9,395      44.1%     $ 6,518
=============================================================================================

NONINTEREST EXPENSE

Noninterest expense of $32.6 million for the year ended December 31, 1997 increased $4.6 million or 16.6% compared to $28.0 million for the year ended December 31, 1996, and noninterest expense of $28.0 million for the year ended December 31, 1996 increased $9.0 million or 47.3% compared with $19.0 million for the year ended December 31, 1995. These increases for the years ended December 31, 1997 and 1996 were primarily attributable to an increased volume of business conducted by the Company, the impairment loss and the Mergers.

The largest category of noninterest expense, Salaries and Employee Benefits ("Personnel"), of $15.4 million for the year ended December 31, 1997 increased $1.4 million or 10.3% compared to year ended December 31, 1996 levels of $13.9 million. Personnel expenses of $13.9 million for the year ended December 31, 1995 increased $4.4 million or 45.5% compared to year ended December 31, 1995 levels of $9.6 million. Personnel expenses increased for the year ended December 31, 1997 primarily due to staffing increases, including the staff acquired as a result of the Mergers.

Net Occupancy Expense of $2.3 million for the year ended December 31, 1997 increased $391,000 or 20.0% compared to $2.0 million for the year ended December 31, 1996, and Net Occupancy Expense of $2.0 million for the year ended December 31, 1996 increased $882,000 or 82.5% when compared to Net Occupancy Expense of $1.1 million for the year ended December 31, 1995. The increase for the year ended December 31, 1997 and 1996 is primarily attributable to the occupancy expenses associated with the Mergers.

Equipment Expense of $3.5 million for the year ended December 31, 1997 increased $341,000 or 10.8% compared to $3.2 million for the year ended December 31, 1996 and Equipment Expense of $3.2 million for the year ended December 31, 1996 increased $1.1 million or 56.1% when compared with $2.0 million for the year ended December 31, 1995. The Equipment Expense increase noted during the year ended December 31, 1997 is primarily attributable to equipment obtained in the Mergers and equipment acquired to service the Company's increasing customer base.

Other Real Estate (Income) Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of Other Real Estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. The category Other Real Estate (Income) Expense, Net reflects net loss of $112,000 for the year ended December 31, 1997 which compares unfavorably to $67,000 net income for the year ended December 31, 1996. Other Real Estate (Income) Expense, Net of $67,000 net income for the year ended December 31, 1996 increased $174,000 or 162.6% compared to $107,000 net expense for the year ended December 31, 1995. The net improvement for year ended December 31, 1996 is primarily attributable to net reduction in Other Real Estate owned and a net gain on the sale of foreclosed properties. Management is actively seeking buyers for all Other Real Estate.

The Intangible Asset Amortization expense of $2.3 million for the year ended December 31, 1997 increased $659,000 or 41.4% compared to $1.6 million for the year ended December 31, 1996 and increased $1.3 million or 393.2% compared to $323,000 for the year ended December 31, 1995. The increase in Intangible Asset Amortization expense was due to the amortization of goodwill and core deposit premium associated with the Mergers.

An impairment loss of $630,000 was recorded during the three months ended June 30, 1997 to reflect the impairment of an existing bank building. Construction of a new bank building in McAllen, Texas is in progress. The new bank building will be the headquarters for Texas State Bank and Texas Regional Bancshares, Inc. and is being constructed next to Texas State Bank main banking facility. Upon completion of the new bank building, the existing building will be razed to make room for parking. The amount of the impairment loss was the book value of the building at June 30, 1997.

Other Noninterest Expense $8.4 million for the year ended December 31, 1997 increased $1.0 million or 13.6% compared to $7.4 for the year ended December 31, 1996 and Other Noninterest Expense of $7.4 million for the year ended December 31, 1996 increased $1.5 million or 25.8% compared to $5.9 million for the year ended December 31, 1995. The increase in Other Noninterest Expense for 1997 and 1996 was primarily attributable to an increased volume of business, primarily due to the Mergers.

All Other Noninterest Expense categories, not previously discussed, reflect a net increase for year ended December 31, 1997 compared to the year ended December 31, 1996 and was attributable to an increased volume of business, primarily due to the Mergers.

A detailed summary of noninterest expense during the last three years is presented in the following table:

Noninterest Expense                                      %                     %
Years Ended December 31,                            Change From            Change From
(Dollars in Thousands)                      1997     Prior Year   1996      Prior Year   1995
---------------------------------------------------------------------------------------------
Salaries and Wages                        $12,459      12.9%   $ 11,033      45.1%    $ 7,605
Employee Benefits                           2,892       0.4       2,881      47.1       1,958
---------------------------------------------------------------------------------------------
   Total Salaries and Employee Benefits    15,351      10.3      13,914      45.5       9,563
---------------------------------------------------------------------------------------------
Net Occupancy Expense                       2,342      20.0       1,951      82.5       1,069
---------------------------------------------------------------------------------------------
Equipment Expense                           3,506      10.8       3,165      56.1       2,028
---------------------------------------------------------------------------------------------
Other Real Estate (Income) Expense, Net
 Rent Income                                  (61)    (43.0)       (107)    (36.4)      (146)
 (Gain) Loss on Sale                         (113)    (44.3)       (203)   (686.7)          3
 Expenses                                     262      31.0         200      52.7         131
 Write-Downs                                   24     (44.2)         43     (63.9)        119
---------------------------------------------------------------------------------------------
 Total Other Real Estate (Income)
   Expense, Net                               112    (267.2)        (67)   (162.6)        107
---------------------------------------------------------------------------------------------
Intangible Asset Amortization               2,252      41.4       1,593     393.2         323
---------------------------------------------------------------------------------------------
Impairment Loss                               630         *           -         *           -
---------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public Relations          1,277       6.7       1,197      55.1         772
  Data Processing and Check Clearing          845     (10.3)        942      91.9         491
  Director Fees                               333      (2.9)        343      20.8         284
  Franchise Tax                               496     102.5         245      23.7         198
  Insurance                                   288      47.7         195     (14.5)        228
  FDIC Insurance                              138         *           3     (99.4)        540
  Legal                                       958      39.0         689      55.2         444
  Professional Fees                           637       8.0         590      38.5         426
  Postage, Delivery and Freight               594      28.3         463      43.3         323
  Stationery and Supplies                     951       4.9         907      37.8         658
  Telephone                                   381      10.1         346      38.4         250
  Other Losses                                521     (16.9)        627       0.5         624
  Miscellaneous Expense                       991      15.4         859      32.3         649
---------------------------------------------------------------------------------------------
   Total Other Noninterest Expense          8,410      13.6       7,406      25.8       5,887
---------------------------------------------------------------------------------------------
     Total                                $32,603      16.6%    $27,962      47.3%    $18,977
=============================================================================================

* Not meaningful.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides the following postretirement benefits: (i) the benefits provided under the Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401 (K) provisions), (ii) a nonqualified deferred compensation plan for the benefit of Glen E. Roney, Chairman of the Board, President and Chief Executive Officer, (iii) as a result of the consummation of the Mergers, the Company acquired four existing separate nonqualified deferred compensation plans for the benefit of certain employees of the Mission and Hidalgo banks and (iv) medical insurance is also provided on a selected basis.

INCOME TAX

The Company recorded income tax expense of $11.0 million for the year ended December 31, 1997 compared to $7.9 million for the year ended December 31, 1996. The increase in income tax expense for the year ended December 31, 1997 is due primarily to an increased level of pretax income during the year ended December 31, 1997.

NET INCOME

Net income was $21.4 million, $16.4 million and $8.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

ANALYSIS OF FINANCIAL CONDITION

BALANCE SHEET COMPOSITION

The Company continues to experience growth in total assets, deposits and loans attributable in the opinion of management, to the Mergers and in part to the vitality of the Rio Grande Valley economy. The effects of NAFTA and the continued devaluation of the Mexican peso relative to the U.S. dollar have increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras) which benefit the Rio Grande Valley economy. Management does not believe that the on-going Mexican financial problems will materially affect the Company's growth and earnings prospects.

Average interest-earning assets of $1.2 billion increased $264.5 million or 29.2% for the year ended December 31, 1997 compared to $906.7 million for the year ended December 31, 1996 and increased $385.6 million or 74.0% compared to $521.1 million for the year ended December 31, 1995. Average loans increased $192.7 million or 31.1% to $812.3 million for the year ended December 31, 1997 compared to December 31, 1996 levels of $619.6 million, while average investment securities of $333.3 million increased $75.0 million or 29.0% for the year ended December 31, 1997 compared to December 31, 1996 levels of $258.3 million. Total average assets increased $281.0 million or 27.9% to $1.3 billion for the year ended December 31, 1997 compared to December 31, 1996 levels and $430.2 million or 74.4% to $1.0 billion for the year ended December 31, 1996 compared to December 31, 1995 levels of $577.9 million.

Average interest-bearing deposits increased $233.4 million or 31.3% to $979.7 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 levels of $746.3 million. Demand deposits also increased $19.0 million or 12.6% for the year ended December 31, 1997 to $169.8 million compared to the year ended December 31, 1996 levels of $150.8 million.

The following table presents the Company's average balance sheets during the last three years:

Average Balance Sheets
Years Ended December 31,
(Dollars in Thousands)                            1997       1996       1995
-------------------------------------------------------------------------------
Assets
Loans                                        $  812,276  $  619,581   $370,274
Investment Securities
  Taxable                                       308,787     231,844    126,086
  Tax-Exempt                                     24,524      26,451      4,907
Federal Funds Sold                               25,584      28,793     19,807
-------------------------------------------------------------------------------
    Total Interest-Earning Assets             1,171,171     906,669    521,074
Cash and Due From Banks                          48,726      43,785     31,151
Bank Premises and Equipment, Net                 40,552      29,866     16,365
Other Assets                                     48,048      35,943     13,507
Allowance for Loan Losses                       (10,351)     (8,138)    (4,158)
-------------------------------------------------------------------------------
    Total                                    $1,289,146  $1,008,125   $577,939
===============================================================================
Liabilities
Demand Deposits
  Commercial and Individual                  $  163,792  $  144,777   $ 96,773
  Public Funds                                    6,007       6,002      7,069
-------------------------------------------------------------------------------
    Total Demand Deposits                       169,799     150,779    103,842
-------------------------------------------------------------------------------
Savings
  Commercial and Individual                      89,061      74,788     30,748
  Public Funds                                      668         572        612
Money Market Checking and Savings
  Commercial and Individual                     182,935     157,624    101,881
  Public Funds                                   41,241      48,083     27,131
Time Deposits
  Commercial and Individual                     537,488     406,645    232,966
  Public Funds                                  128,293      58,617     16,201
-------------------------------------------------------------------------------
    Total Interest-Bearing Deposits             979,686     746,329    409,539
-------------------------------------------------------------------------------
Total Deposits                                1,149,485     897,108    513,381
Federal Funds Purchased and
  Securities Sold Under Repurchase Agreements       980         507      1,093
Short-Term Borrowings                                -            -        232
Other Liabilities                                10,575       8,831      3,835
Shareholders' Equity                            137,106     101,679     59,398
-------------------------------------------------------------------------------
    Total                                    $1,298,146  $1,008,125   $577,939
===============================================================================

CASH AND DUE FROM BANKS

Texas State Bank, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. Texas State Bank also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and due from banks held on any one day is significantly influenced by temporary changes in cash items in process of collection. At December 31, 1997, cash and due from banks was $54.0 million.

INVESTMENT SECURITIES

Investment securities consist of U. S. Treasury, federal agency, state, county and municipal securities, mortgage-backed, corporate debt and equity securities. The Bank classifies debt and equity securities into one of three categories:
Held to Maturity, Trading or Available for Sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as Held to Maturity and measured at amortized cost in the consolidated balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as Trading and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses included in earnings. Investments not classified as either Held to Maturity or Trading are classified as Available for Sale and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses reported in a separate component of shareholders' equity net of applicable income taxes until realized.

At December 31, 1997, 1996 and 1995, no securities were classified as Trading. The Company does not currently engage in trading activities or use derivative instruments to control rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents estimated market value of Securities Available for Sale at December 31, 1997, 1996 and 1995:

Securities Available for Sale                     % Change From         % Change From
(Dollars in Thousands)                     1997     Prior Year    1996     Prior Year    1995
---------------------------------------------------------------------------------------------
U.S. Treasury                           $  7,002    (22.0)%    $  8,973      49.3%    $ 6,012
U.S. Government Agency                   269,562     70.9       157,705     183.3      55,668
Mortgage-Backed                           15,561        *            92         *          -
States and Political Subdivisions         20,898     (8.4)       22,811         *          -
Other                                      2,701     (0.7)        2,720      85.0       1,470
---------------------------------------------------------------------------------------------
   Total                                $315,724     64.2%     $192,301    204.5%     $63,150
=============================================================================================

  * Not meaningful.

The following table presents the maturities, amortized cost, estimated market value and weighted average yields of the Securities Available for Sale at December 31, 1997:

                                          Amortized Cost(1) Maturing
                                 ------------------------------------------
                                          After One  After Five                     Estimated
Securities Available for Sale   One Year   Through     Through     After    Amortized  Market
(Dollars in Thousands)          Or Less  Five Years  Ten Years  Ten Years   Cost(1)   Value
---------------------------------------------------------------------------------------------
U.S. Treasury                    $    -   $  6,976     $     -    $     -  $  6,976  $  7,002
U.S. Government Agency           30,592    156,201      82,358          -   269,151   269,562
Mortgage-Backed                      66          -           -     15,483    15,549    15,561
States and Political Subdivisions   581      1,381      14,371      3,594    19,927    20,898
Other                                 -         25          75      2,592     2,692     2,701
---------------------------------------------------------------------------------------------
  Total                         $31,239   $164,583     $96,804    $21,669  $314,295  $315,724
=============================================================================================
Weighted Average Yields
(Taxable-Equivalent Basis)
---------------------------------------------------------------------------------------------
U.S. Treasury                         -%      5.94%          -%         -%     5.94%
U.S. Government Agency              5.67       6.47        6.84          -      6.49
Mortgage-Backed                     8.50       8.50           -       6.60      8.50
States and Political Subdivisions   8.12       8.39        7.67       8.36      7.86
Other                                  -       7.50        7.67       5.97      6.03
   Total                            5.97       6.59        7.01       6.83      6.57
=============================================================================================

(1) Amortized cost for Securities Available for Sale is stated at par plus any remaining unamortized premium paid or less any remaining unamortized discounts received.

The following table presents amortized cost of Securities Held to Maturity at December 31, 1997, 1996 and 1995:

Securities Held to Maturity                       % Change From        % Change From
(Dollars in Thousands)                       1997   Prior Year    1996    Prior Year   1995
---------------------------------------------------------------------------------------------
U.S. Treasury                              $15,953   (58.2)%    $ 38,160      32.6%   $28,787
U.S. Government Agency                      29,941   (63.0)       81,003     136.6     34,230
States and Political Subdivisions            5,641   (15.5)        6,672      21.9      5,474
---------------------------------------------------------------------------------------------
   Total                                   $51,535   (59.0)%    $125,835      83.7%   $68,491
=============================================================================================

All investments in states and political subdivisions are investments in entities within the State of Texas. No single issuer accounted for as much as 10.0% of total shareholders' equity at December 31, 1997. Of the obligations of states and political subdivisions held by the Company at December 31, 1997, 68.7% were rated A or better by Moody's Investor Services, Inc. and 94.1% of the non-rated issues or $5.1 million are local issues purchased in private placement transactions.

The following table presents the maturities, amortized cost, estimated market value and weighted average yields of Securities Held to Maturity at December 31, 1997:

                                           Amortized Cost (1) Maturing
                                 ------------------------------------------
                                           After One After Five                     Estimated
Securities Held to Maturity      One Year   Through    Through   After    Amortized   Market
(Dollars in Thousands)           Or Less  Five Years  Ten Years  en Years  Cost(1)    Value
---------------------------------------------------------------------------------------------
U.S. Treasury                    $ 5,924   $10,029     $    -     $  -     $15,953  $ 16,182
U.S. Government Agency             9,988    19,953          -        -      29,941    30,062
States and Political Subdivisions  1,142     2,657       1,742     100       5,641     5,792
---------------------------------------------------------------------------------------------
   Total                         $17,054   $32,639     $ 1,742   $ 100     $51,535  $ 52,036
=============================================================================================
Weighted Average Yields
(Taxable-Equivalent Basis)
---------------------------------------------------------------------------------------------
U.S. Treasury                         6.56%     6.63%         -%       -%       6.60%
U.S. Government Agency                6.24      7.45          -        -        7.05
States and Political Subdivisions     7.58      7.75       9.52    10.29        8.31
   Total                              6.44      7.22       9.52    10.29        7.05
=============================================================================================

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

Management of the Company believes that the Company has benefited from increased loan demand due to passage of the North American Free Trade Agreement ("NAFTA") and the strong population growth in the Rio Grande Valley. The effects of NAFTA and the continued devaluation of the Mexican peso relative to the U.S. dollar have increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras) which benefit the Rio Grande Valley economy. Management believes the on-going Mexican financial problems will not have a material adverse effect on the Company's growth and earnings prospects, in part because the Company presently has a low percentage of loans secured by Mexican assets or that otherwise rely on collateral located in Mexico.

The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. With the completion of the Mergers, the Company has acquired some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at December 31, 1997 of $7.7 million were less than 0.9% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

Total loans of $886.9 million for the year ended December 31, 1997 increased $129.2 million or 17.1% compared to the year ended December 31, 1996 levels of $757.7 million and increased $306.8 million or 68.0% for the year ended December 31, 1996 compared to levels of $450.9 million at December 31, 1995. The increase in total loans for the year ended December 31, 1997 reflects growth in all loan categories except Commercial Tax-Exempt loans and is representative in part to the vitality of the Rio Grande Valley economy. The increase in total loans for the year ended December 31, 1996 is primarily attributable to the Mergers. A substantial portion of the increase in loans classified as Real Estate-Commercial Mortgage loans consists of loans secured by real estate and other assets to commercial customers. The following table presents the composition of the loan portfolio at the end of each of the last five years:

Loan Portfolio Composition
December 31,
(Dollars in Thousands)           1997      1996      1995      1994      1993
--------------------------------------------------------------------------------
Commercial                     $230,024  $198,752  $112,042  $101,866  $ 91,697
Commercial Tax-Exempt            29,024    34,777    34,419         -         -
--------------------------------------------------------------------------------
Total Commercial Loans          259,048   233,529   146,461   101,866    91,697
--------------------------------------------------------------------------------
Agricultural                     51,214    32,639    25,097    17,199    13,829
--------------------------------------------------------------------------------
Real Estate
  Construction                   67,872    47,400    29,967    18,809   11,846
  Commercial Mortgage           287,204   243,198   129,953   113,677   98,635
  Agricultural Mortgage          31,001    28,803    17,057    10,263    5,153
  1-4 Family Mortgage           105,852   100,301    59,052    47,425   42,647
--------------------------------------------------------------------------------
Total Real Estate               491,929   419,702   236,029   190,174   158,281
--------------------------------------------------------------------------------
Consumer                         84,663    71,786    43,267    30,700    26,693
--------------------------------------------------------------------------------
   Total Loans                 $886,854  $757,656  $450,854  $339,939  $290,500
================================================================================

The contractual maturity schedule of the loan portfolio at December 31, 1997 is presented in the following table:

Loan Maturities                       One     After One Year   After
December 31, 1997                    Year       Through        Five
(Dollars in Thousands)              Or Less    Five Years      Years    Total
-------------------------------------------------------------------------------
Commercial                         $114,832    $ 94,080     $ 21,112  $230,024
Commercial Tax-Exempt                 4,061      24,246          717    29,024
Agricultural                         44,067       6,810          337    51,214
Real Estate
  Construction                       55,143      10,646        2,083    67,872
  Commercial Mortgage                47,021     182,489       57,694   287,204
  Agricultural Mortgage               2,662      21,057        7,282    31,001
  1-4 Family Mortgage               19,263      83,165        3,424   105,852
Consumer                             32,892      51,436          335    84,663
-------------------------------------------------------------------------------
    Total                           $319,941    $473,929     $ 92,984  $886,854
===============================================================================
Variable-Rate Loans                $142,224    $209,189     $ 70,262  $421,675
Fixed-Rate Loans                    177,717     264,740       22,722   465,179
-------------------------------------------------------------------------------
   Total                            $319,941    $473,929     $ 92,984  $886,854
===============================================================================

As shown in the preceding table, loans maturing within one year totaled $319.9 million at year-end 1997. The Company's policy on maturity extensions and rollovers is based on management's assessment of individual loans. Approvals for the extension or renewal of loans without reduction of principal for more than one twelve-month period are generally avoided, unless the loans are fully secured and properly margined by cash or marketable securities, or are revolving lines subject to annual analysis and renewal.

NONPERFORMING ASSETS

The Bank has several procedures in place to assist in maintaining the overall quality of its loan portfolio. The Bank has established underwriting guidelines to be followed by its officers and monitors its delinquency levels for any negative or adverse trends.

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

Nonaccrual loans of $7.8 at December 31, 1997 increased $1.4 million or 21.1% compared to $6.4 million at December 31, 1996 and nonaccrual loans at December 31, 1996 of $6.4 million increased $4.4 million or 208.1% compared to $2.1 million at December 31, 1995. The increase in nonaccrual loans during 1997 are due to several diverse credits secured primarily by real estate. The increase in nonaccrual loans during 1996 were primarily attributable to three cross-border credits totaling $3.4 million. The cross-border nonaccrual credits at December 31, 1997 of $2.9 million reflect a decrease of $500,000 when compared to the $3.4 million at December 31, 1996. The decrease in cross-border nonaccrual credits is a result of loan collections.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more for the years ended December 31, 1997, 1996 and 1995 that are not classified as nonaccrual totaled $3.0 million, $4.1 million and $642,000, respectively. The decrease in accruing loans past due 90 days or more at December 31, 1997 as compared to the year ended December 31, 1996 is partly attributable to loan collections.

Nonperforming Assets of $11.0 million at December 31, 1997 increased $3.6 million or 48.4% compared to December 31, 1996 levels of $7.4 million and increased $3.8 million or 106.0% compared to December 31, 1995 levels of $3.6 million. The increase in Foreclosed Assets during 1997 was primarily attributable to a higher foreclosure rate of loans with real estate collateral, net of write-downs and liquidations. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" above. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at December 31, 1997 increased to 1.57% from 1.51% at December 31, 1996 due primarily to the increase in foreclosed assets.

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

The Company identifies loans to be reported as impaired when such loans are in nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. Impairment of loans having recorded investments of $7.8 million at December 31, 1997 and $6.4 million at December 31, 1996 has been recognized in conformity with Statement 114, as amended by Statement 118. The average recorded investment in impaired loans during 1997 and 1996 was $8.1 million and $4.8 million, respectively. The total allowance for loan losses related to these loans was $786,000 and $506,000 on December 31, 1997 and 1996, respectively. Interest income on impaired loans of $178,000 and $532,000 was recognized for cash payments received in 1997 and 1996, respectively.

An analysis of the components of nonperforming assets for the last five years is presented in the following table:

Nonperforming Assets
December 31,
(Dollars in  Thousands)                          1997      1996      1995     1994      1993
---------------------------------------------------------------------------------------------
Nonaccrual Loans                               $ 7,802   $ 6,445    $2,092   $2,435    $2,305
Renegotiated Loans                                   -         1         6       13        47
---------------------------------------------------------------------------------------------
   Nonperforming Loans                           7,802     6,446     2,098    2,448     2,352
Foreclosed Assets                                3,169       945     1,489    2,364     2,598
---------------------------------------------------------------------------------------------
   Total Nonperforming Assets                   10,971     7,391     3,587    4,812     4,950
Accruing Loans 90 Days or More Past Due          3,041     4,089       642      226       439
---------------------------------------------------------------------------------------------
    Total Nonperforming Assets and
      Accruing Loans 90 Days or More Past Due  $14,012   $11,480    $4,229   $5,038    $5,389
=============================================================================================
Nonperforming Loans as a % of Total Loans        0.88%     0.85%     0.47%    0.72%     0.81%
Nonperforming Assets as a % of Total Loans
  and Foreclosed Assets                           1.23      0.97      0.79     1.41      1.69
Nonperforming Assets as a % of Total Assets       0.79      0.60      0.55     0.90      1.05
Nonperforming Assets Plus Accruing Loans
  90 Days or More Past Due as a % of Total
  Loans and Foreclosed Assets                     1.57      1.51      0.94     1.47      1.84
=============================================================================================

Interest income that would have been recorded for the year ended December 31, 1997 on nonaccrual and renegotiated loans had such loans performed in accordance with their original contractual terms and been outstanding throughout the year ended December 31, 1997, or since origination, if held for only part of that year, was approximately $1.2 million. For the year ended December 31, 1997, the amount of interest income actually recorded on nonaccrual and renegotiated loans was approximately $552,000.

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 1997, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

The allowance for loan losses at year ended December 31, 1997 was $10.5 million, which represents a net increase of $487,000 or 4.9% as compared to $10.0 million at December 31, 1996. Management believes that the allowance for loan losses at December 31, 1997 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the last five years:

Allowance for Loan Loss Activity
Years Ended December 31,
(Dollars in Thousands)                  1997        1996        1995        1994       1993
---------------------------------------------------------------------------------------------
Balance at Beginning of Year          $10,031      $4,542      $3,511      $3,435     $2,929
Balance from Acquisitions                   -       4,647         450           -          -
Provision for Loan Losses               2,817       2,120       1,685       1,085        392
Charge-Offs
  Commercial                            1,731         883         813         169         64
  Agricultural                            477         158         416         781          -
  Real Estate                              59          82         111         153         89
  Consumer                                797         659         300         132         93
---------------------------------------------------------------------------------------------
    Total Charge-Offs                   3,064       1,782       1,640       1,235        246
---------------------------------------------------------------------------------------------
Recoveries
  Commercial                              124         160         401         163        113
  Agricultural                             48           -          66           4         13
  Real Estate                             350         161           4          10        128
  Consumer                                212         183          65          49        106
---------------------------------------------------------------------------------------------
    Total Recoveries                      734         504         536         226        360
---------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries)            2,330       1,278       1,104       1,009       (114)
---------------------------------------------------------------------------------------------
Balance at End of Year                $10,518     $10,031      $4,542      $3,511     $3,435
=============================================================================================
Ratio of Allowance for Loan
  Losses to Loans Outstanding,
  Net of Unearned Discount              1.19%       1.32%       1.01%       1.03%      1.18%
Ratio of Allowance for Loan
  Losses to Nonperforming Assets       95.87      135.72      126.62       72.96      69.39
Ratio of Net Charge-Offs (Recoveries)
  to Average Total Loans Outstanding,
  Net of Unearned Discount              0.29        0.21        0.30        0.33      (0.04)
=============================================================================================

The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the end of each of the last five years is presented in the table below:

                       1997            1996            1995            1994          1993
Allocation of the -------------- --------------- --------------- -------------- -------------
Allowance for      % of Loans      % of Loans      % of Loans     % of Loans     % of Loans
Loan Losses          in Each         in Each         in Each        in Each        in Each
December 31,         Category        Category        Category       Category       Category
(Dollars in          of Total        of Total        of Total       of Total       of Total
 Thousands)      Amount  Loans   Amount  Loans   Amount   Loans  Amount  Loans  Amount  Loans
---------------------------------------------------------------------------------------------
Commercial     $ 2,489  29.2%  $ 2,102   30.8% $  965    32.5% $1,057    30.0%  $1,348  31.6%
Agricultural     1,329   5.8       391    4.3     304     5.6     478     5.1      138   4.7
Real Estate      5,242  55.5     5,663   55.4   2,401    52.3   1,644    55.9    1,705  54.5
Consumer           491   9.5       432    9.5     296     9.6     257     9.0      215   9.2
Unallocated        967     -     1,443      -     576       -      75       -       29     -
---------------------------------------------------------------------------------------------
    Total      $10,518 100.0%  $10,031  100.0% $4,542   100.0% $3,511   100.0%  $3,435 100.0%
=============================================================================================

PREMISES AND EQUIPMENT

Premises and equipment of $49.3 million at December 31, 1997 increased $12.2 million or 33.0% compared to $37.1 million at December 31, 1996 in addition to a net increase of $18.7 million or 107.7% for December 31, 1996 compared to $18.4 million at December 31, 1995. The net increase for the year ended December 31, 1997 was primarily attributable to $9.2 million for construction in progress of the Company's new headquarters in McAllen. As previously reported the Company's new headquarters is approximately 187,000 square feet at a cost of approximately $18.5 million. The Bank will occupy approximately 110,000 square feet, leaving approximately 77,000 square feet available for prospective tenants. Completion of the building is expected by mid-1998. The net increase for the year ended December 31, 1996 was primarily attributable to the Mergers.

INTANGIBLES

Intangibles of $24.1 million at December 31, 1997 decreased $2.3 million or 8.6% compared to $26.3 million at December 31, 1996 and increased $20.6 million or 360.8% for December 31, 1996 compared to $3.7 million at December 31, 1995. The decrease in 1997 was due to amortization of existing intangibles. The net increase for the year ended December 31, 1996 is attributable to the intangibles recorded as a result of the Mergers.

DEPOSITS

Total deposits of $1.2 billion at December 31, 1997 increased $145.3 million or 13.3% compared to December 31, 1996 levels of $1.1 billion and total deposits of $1.1 billion for the year ended December 31, 1996 increased $512.0 million or 88.3% compared to December 31, 1995 levels of $579.7 million. The increase in total deposits for the year ended December 31, 1997 is attributable in part to the vitality of the Rio Grande Valley economy. The increase in total deposits at December 31, 1996 compared to December 31, 1995 is primarily attributable to the Mergers. Total noninterest-bearing deposits of $184.5 million for the year ended December 31, 1997 represented an increase of $15.8 million or 9.4% compared to the year ended December 31, 1996 and increased $48.3 million or 40.1% for the year ended December 31, 1996 compared to the year ended December 31, 1995. Total public funds deposits (consisting of Public Funds Demand Deposits, Savings, Money Market Checking and Savings and Time Deposits) of $205.4 million for the year ended December 31, 1997 increased $42.2 million or 25.9% compared to December 31, 1996 levels of $163.2 million. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public funds deposits. The following table presents the composition of total deposits at the end of the last three years:

Total Deposits
December 31,                                   % Change From         % Change From
(Dollars in Thousands)                  1997     Prior Year    1996     Prior Year    1995
---------------------------------------------------------------------------------------------
Demand Deposits
  Commercial and Individual        $  180,467     11.0%   $  162,650      43.5%     $113,345
  Public Funds                          4,054    (33.3)        6,078     (14.0)        7,069
---------------------------------------------------------------------------------------------
    Total Demand Deposits             184,521      9.4       168,728      40.1       120,414
---------------------------------------------------------------------------------------------
Interest-Bearing Deposits
  Savings
    Commercial and Individual          89,231     (5.2)       94,114     165.0        35,521
    Public Funds                          771      4.5           738      20.6           612
  Money Market Checking and Savings
    Commercial and Individual         186,576      2.8       181,495      72.2       105,409
    Public Funds                       39,523    (26.0)       53,432     139.8        22,278
  Time Deposits
    Commercial and Individual         575,299     17.3       490,294      71.7       285,545
    Public Funds                      161,076     56.5       102,934         *         9,952
---------------------------------------------------------------------------------------------
    Total Interest-Bearing Deposits 1,052,476     14.0       923,007     101.0       459,317
---------------------------------------------------------------------------------------------
    Total Deposits                 $1,236,997     13.3%   $1,091,735      88.3%     $579,731
=============================================================================================
Weighted Average Rate on
 Interest-Bearing Deposits              4.70%                  4.45%                   4.39%
=============================================================================================

 * Not meaningful

Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 1997 and 1996:

Maturities of Time
Deposits of $100,000 or More
December 31,
(Dollars in Thousands)                                              1997         1996
-----------------------------------------------------------------------------------------
Three Months or Less                                             $211,408     $180,868
After Three through Six Months                                     96,952       56,980
After Six through Twelve Months                                    64,657       47,093
After Twelve Months                                                60,247       51,510
-----------------------------------------------------------------------------------------
   Total                                                         $433,264     $336,451
=========================================================================================
Weighted Average Rate on Time Deposits of $100,000 or More           5.55%        5.43%
=========================================================================================

Mexico is a part of the trade territory of the Company and foreign deposits from Mexican sources have traditionally been a source of funding. In December 1995, the Mexican government announced a 20% devaluation of the Mexican peso relative to the United States dollar, and the Mexican peso has since continued to decline relative to the dollar. The Company does not anticipate any negative impact on foreign deposits due to these recent devaluations of the peso. The increase in foreign deposits is primarily attributable to Mexican deposits obtained with the Mergers during 1996. The following table presents foreign deposits, primarily from Mexican sources, as of December 31, 1997 and 1996:

Foreign Deposits
December 31,
(Dollars in Thousands)                                   1997           1996
-------------------------------------------------------------------------------
Demand Deposits                                       $  6,975       $  6,366
-------------------------------------------------------------------------------
Interest-Bearing Deposits
  Savings                                               18,542         17,894
  Money Market Checking and Savings                     19,607         20,727
  Time Deposits Under $100,000                          45,869         42,296
  Time Deposits of $100,000 or more                     82,038         78,111
-------------------------------------------------------------------------------
     Total Interest-Bearing Deposits                   166,056        159,028
-------------------------------------------------------------------------------
     Total Foreign Deposits                           $173,031       $165,394
===============================================================================
Percentage of Total Deposits                              14.0%          15.1%
===============================================================================
Weighted Average Rate on Foreign Deposits                 4.81%          4.64%
===============================================================================

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

Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. These include cash, federal funds sold and U.S. Government-backed securities. At December 31, 1997, the Company's liquidity ratio, defined as cash, U.S. Government-backed securities and federal funds sold as a percentage of deposits, was 31.9% compared to 32.3% at December 31, 1996 and compared to 27.5% at December 31, 1995.

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

During 1997, funds for $269.4 million of investment purchases and $135.7 million of net loan growth came from various sources, including a net increase in deposits of $145.3 million, $106.0 million in proceeds from sale of investment securities, $115.7 million in proceeds from maturing investment securities and $21.4 million of net income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that federal bank regulatory authorities take "prompt corrective action" with respect to any depository institution which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels which require or permit the Federal Reserve Board and other regulatory authorities to take supervisory action. The relevant classifications range from "well capitalized" to "critically undercapitalized." The classifications are generally determined by applicable ratios of the institution, including Tier I capital to risk-weighted assets, total capital to risk-weighted assets and leverage ratios. Based on Texas State Bank's capital ratios as of December 31, 1997, Texas State Bank was classified as "well capitalized" under the applicable regulations. As a result, the Company does not believe that the prompt corrective action regulations have any material effect on the activities or operations of the Company or Texas State Bank.

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

The principal sources of liquidity for the Corporation during 1997 were interest income of $452,000 from the Bank. The funds received were used primarily to pay expenses.

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

Rate sensitive liabilities maturing within one year exceeded rate sensitive assets with comparable maturities at December 31, 1997 by $287.7 million. Management monitors the rate sensitivity GAP on a regular basis and takes steps when appropriate to improve the sensitivity. The cumulative rate sensitive GAP to Total Assets at a period of twelve months or less was (20.6)% at December 31, 1997.

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 1997:

Interest Rate Sensitivity Analysis
December 31, 1997                   0-3        4-6        7-12      1-5      Over
(Dollars in Thousands)             Months     Months     Months    Years   5 Years     Total
---------------------------------------------------------------------------------------------
Loans                           $ 471,779   $ 34,186   $ 74,391  $283,756 $ 22,742 $  886,854
Investment Securities
  Available for Sale               27,684      1,003      2,547   165,116  119,374    315,724
  Held to Maturity                  1,012      9,988      6,054    32,639    1,842     51,535
Federal Funds Sold                  2,700          -          -         -        -      2,700
---------------------------------------------------------------------------------------------
   Total Interest-Earning Assets  503,175     45,177     82,992   481,511  143,958  1,256,813
---------------------------------------------------------------------------------------------
Savings                            90,002          -          -         -        -     90,002
Money Market Checking and
 Savings Accounts                 226,099          -          -         -        -    226,099
Time Deposits                     315,255    162,063    123,816   134,866      375    736,375
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements  1,801          -          -         -        -      1,801
---------------------------------------------------------------------------------------------
   Total Interest-Bearing
    Liabilities                   633,157    162,063    123,816   134,866      375  1,054,277
---------------------------------------------------------------------------------------------
Rate Sensitivity GAP(1)         $(129,982) $(116,886) $ (40,824) $346,645 $143,583 $  202,536
=============================================================================================
Cumulative Rate Sensitivity GAP $(129,982) $(246,868) $(287,692) $ 58,953 $202,536
=============================================================================================
Ratio of Cumulative Rate Sensitivity
 GAP to Total Assets                 (9.31)%   (17.69)%   (20.61)%
Ratio of Cumulative Rate Sensitive
 Interest-Earning Assets to Cumulative
  Rate Sensitive Interest-Bearing
   Liabilities                       79.5:1     69.0:1     68.7:1
=============================================================================================

(1) Rate sensitive interest-earning assets less rate sensitive interest-bearing liabilities.

Gap analysis is the simplest representation of the Company's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments. Accordingly, the Funds Management Committee conducts simulations of net interest income under a variety of market interest rate scenarios. These simulations which consider forecasted balances sheet changes, and forecasted changes in interest rate spreads provide the Committee with an estimate of earnings at risk for given changes in interest rates.

At December 31, 1997, based on these simulations, earnings at risk to an immediate 100 basis points rise in market interest rates was estimated to be less than 4.5 percent of projected 1998 after-tax net income. An immediate 100 basis point rise in interest rates is hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

All the measurements of risk described above are made based upon the Company's business mix and interest rate exposures at the particular point in time. The exposures change continuously as a result of the Corporation's ongoing business and its risk management initiatives. While management believes these measures provide a meaningful representation of the Company's interest rate sensitivity, they do not necessarily take in account all business developments that have an effect on net income, such as changes in credit quality or the size and composition of the balance sheet.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

CAPITAL RESOURCES

Shareholders' equity of $145.7 million for the year ended December 31, 1997 reflects a net increase of approximately $17.5 million or 13.7% compared to shareholders' equity of $128.1 million for the year ended December 31, 1996. This net increase was primarily attributable to the earnings for 1997.

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

Ratio targets are set for both Tier I and total capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum total capital ratio is 8.0%. The Federal Reserve Board has guidelines for a leverage ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The leverage ratio is defined to be the company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Capital Ratio is equal to or greater than 10.0%, Tier I Capital Ratio is equal to or greater than 6.0%, and Leverage Capital Ratio is equal to or greater than 5.0%. The Company's Tier I Capital Ratio was approximately 13.01% and 13.17% as of December 31, 1997 and 1996, respectively. The Company's Total Capital Ratio was approximately 14.14% and 14.44% as of December 31, 1997 and 1996, respectively. The Company's Leverage Capital Ratio was 9.01% and 8.45% at December 31, 1997 and 1996, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of December 31, 1997.

The following table presents the Company's risk-based capital calculation:

Risk-Based Capital
December 31,
(Dollars in Thousands)                                       1997       1996
-------------------------------------------------------------------------------
Total Shareholders' Equity before unrealized
 gains or losses on Securities Available for Sale          $144,732   $127,628
Less Goodwill and Other Deductions                          (24,001)   (26,251)
-------------------------------------------------------------------------------
Total Tier I Capital                                        120,731    101,377
Total Tier II Capital                                        10,518      9,732
-------------------------------------------------------------------------------
Total Qualifying Capital                                   $131,249   $111,109
===============================================================================
Risk Adjusted Assets (Including Off-Balance
  Sheet Exposure)                                          $928,342   $769,574
===============================================================================
Tier I Capital Ratio                                          13.01%     13.17%
Total Capital Ratio                                           14.14      14.44
Leverage Capital Ratio                                         9.01       8.45
===============================================================================

CURRENT ACCOUNTING ISSUES

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ("Statement 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127, ("Statement 127") "Deferral of the Effective Date of Certain Provisions of FASB No. 125." Statement 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Statement 127 defers for a year the effective date for all transfers of financial assets for repurchase agreements, dollar rolls, securities lending and similar transactions. Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of Statement 125 did not have a material impact on the Company's financial position, results of operations, or liquidity. Management of the Company does not expect that adoption of Statement 127 will have a material impact on the Company's financial position, results of operation, or liquidity.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("Statement 128") "Earnings per Share." Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces primary EPS and fully diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders, by the weighted average number of common shares outstanding. The computation of diluted EPS assumes the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options are considered in earnings per share calculations if dilutive, using the treasury stock method. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted Statement 128 in 1997, accordingly, all prior-period earnings per share data presented in the accompanying consolidated financial statements has been restated to conform to the requirements of Statement 128. Adoption of Statement 128 did not have a material effect on the Company's consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, ("Statement 129") "Disclosure of Information about Capital Structure." Statement 129 lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. It applies to all entities, public and nonpublic. Statement 129 is effective for financial statements issued for periods ending after December 15, 1997. Adoption of Statement 129 did not have a material effect or significantly alter the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ("Statement 130") "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement 130 is effective for fiscal years beginning after December 15, 1997. Management of the Company does not expect that adoption of Statement 130 will have a material impact on the Company's financial position, results of operation, or liquidity.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ("Statement 131") "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management of the Company does not expect that adoption of Statement 131 will have a material impact on the Company's financial position, results of operation, or liquidity.

FOURTH QUARTER RESULTS

The fourth quarter net income for 1997 of $5.6 million or $0.43 per share reflected an increase of $610,000 or 12.2% compared to $5.0 million or $0.38 per share for the fourth quarter of 1996. Earnings performance for the fourth quarter of 1997 as compared to the fourth quarter of 1996 reflects increases in net interest income, noninterest income and a slight decrease in noninterest expense.

Net interest income of $14.7 million for the fourth quarter of 1997 increased $978,000 or 7.1% compared to $13.7 million for the fourth quarter of 1996, reflecting an increased volume of earning assets in part to the vitality of the Rio Grande Valley economy and the Mergers. Average earning assets of $1.2 billion for the fourth quarter of 1997 increased $135.4 million or 12.3% compared to $1.1 billion for the fourth quarter of 1996. The fourth quarter of 1997 interest margin was 4.72% compared to 4.96% for the fourth quarter of 1996 and 4.75% in the third quarter of 1997.

The provision for loan losses charged against earnings in the fourth quarter of 1997 was $1.0 million compared to $794,000 for the fourth quarter of 1996, reflecting an increase of $252,000 or 31.7%. The provision for loan losses in the fourth quarter of 1997 was primarily attributable to loan growth and net charge-offs.

Noninterest income of $3.1 million for the fourth quarter of 1997 increased $261,000 or 9.3% compared to $2.8 million for the fourth quarter of 1996, primarily due to an increased volume of business. All components of noninterest income, except Other Operating Income and Net Investment Security Gains (Losses), reflect increases for fourth quarter of 1997 compared to fourth quarter of 1996.

Investment Securities Gains of $214,000 for the fourth quarter of 1997 reflect a net decrease of $30,000 compared to $244,000 for the fourth quarter of 1996.

Noninterest expense of $7.9 million for the fourth quarter of 1997 decreased $101,000 or 1.3% compared to $8.0 million for the fourth quarter of 1996. The fourth quarter net income for 1997 of $5.6 million or $0.43 per share reflected an increase of $143,000 or 2.6% compared to $5.5 million or $0.42 per share for the third quarter of 1997. Earnings performance for the fourth quarter of 1997 as compared to the third quarter of 1997 reflects decreases in net interest income, noninterest income and a slight decrease in noninterest expense. Provision for loan losses and income tax expense for the fourth quarter of 1997 as compared to the third quarter of 1997 increased.

All categories of noninterest income for the fourth quarter of 1997 reflect increases when compared to each respective category for the third quarter of 1997 except Other Operating Income.

The nonaccrual and renegotiated loans at December 31, 1997 of $7.8 million decreased $613,000 or 7.3% compared to $8.4 million of September 30, 1997. The nonaccrual and renegotiated loans are several credit relationships primarily secured by real estate. The following table presents a summary of operations for the last five quarters:

Condensed Quarterly Income                               1997                        1996
Statements Taxable-Equivalent Basis * -------------------------------------------  ---------
(Dollars in Thousands,                 Fourth      Third      Second       First    Fourth
Except Per Share Data)                 Quarter    Quarter     Quarter     Quarter   Quarter
---------------------------------------------------------------------------------------------
Interest Income                     $   27,353  $  26,343  $  25,612  $  24,542   $ 23,973
Interest Expense                        12,662     12,059     10,870     10,501     10,260
---------------------------------------------------------------------------------------------
Net Interest Income                     14,691     14,284     14,742     14,041     13,713
Provision for Loan Losses                1,046        695        463        613        794
Noninterest Income                       3,072      2,877      2,771      2,894      2,811
Noninterest Expense                      7,867      7,883      8,864      7,989      7,968
---------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
  Adjustment and Income Tax              8,850      8,583      8,186     8,333      7,762
Taxable-Equivalent Adjustment              354        368        383       401        392
Applicable Income Tax Expense            2,893      2,755      2,692     2,689      2,377
---------------------------------------------------------------------------------------------
Net Income                             $ 5,603   $  5,460    $ 5,111   $ 5,243    $ 4,993
=============================================================================================
Net Income Per Common Share
  Basic                                $  0.43   $   0.42    $  0.39   $  0.40   $   0.38
  Diluted                                 0.42       0.41       0.38      0.39       0.38
=============================================================================================
Average  Balances
  Total Assets                      $1,365,628 $1,318,956  $1,261,489  $1,246,511  $1,218,434
  Loans                                855,362    824,262     795,066     774,414     727,308
  Investment Securities                357,659    328,463     321,421     325,701     340,948
  Earning Assets                     1,234,357  1,191,855   1,134,898   1,123,574   1,098,972
  Deposits                           1,207,718  1,168,910   1,116,436   1,104,876   1,079,220
  Shareholders' Equity                 144,429    139,557     133,814     130,624     126,234
---------------------------------------------------------------------------------------------
Selected Financial Data
  Return on Average Assets               1.63%      1.64%       1.63%       1.71%       1.63%
  Return on Average
   Shareholders' Equity                  15.39      15.52       15.32       16.28       15.74
  Net Interest Income to
   Average Earning Assets *               4.72       4.75        5.21        5.07        4.96
  Efficiency Ratio *                     44.90      45.95       50.75       47.75       49.11
  Allowance for Loan Losses          $  10,518  $   9,898   $  10,441   $  10,237   $  10,031
  Net Charge-Offs (Recoveries)              426     1,238         259         407         684
  Nonaccrual and
    Renegotiated Loans                   7,802      8,415       6,824       6,469       6,446
  Foreclosed Assets                      3,169      2,688       2,767       1,078         945
=============================================================================================

 * Taxable-Equivalent basis assuming a 35% tax rate.

SUBSEQUENT EVENTS

On February 19, 1998, Texas Regional completed the aquisitions of TB&T Bancshares, Inc. of Brownsville, Texas ("TB&T"), Brownsville Bancshares, Inc. of Brownsville, Texas ("BBI") and Raymondville Bancorp, Inc., of Raymondville, Texas ("Raymondville"). As of February 19, 1998, these bank holding companies had an aggregate of approximately $208.7 million in assets and five banking locations. An aggregate of 1,292,845 shares of Texas Regional's Class A Voting Common Stock were issued in connection with the acquistions of TB&T and BBI, and $9.6 million of cash was paid to the shareholder of Raymondville in connection with the acquisition of Raymondville. The subsidiary banks of TB&T, BBI and Raymondville were merged with and into Texas State Bank immediately following the acquisitions.

ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING To Our Shareholders

The management of Texas Regional Bancshares, Inc. and its subsidiaries has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management believes that as of December 31, 1997, the Company maintains an effective system of internal control.

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

Glen E. Roney
Chairman of the Board, President & Chief Executive Officer

George R. Carruthers
Executive Vice President & Chief Financial Officer

January 30, 1998

INDEPENDENT AUDITORS' REPORT

Board of Directors
Texas Regional Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.
                             KPMG Peat Marwick LLP
Houston, Texas
January 30, 1998, except as to note 19, which is as of February 19,1998

CONSOLIDATED FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 1997 and 1996
(Dollars in Thousands)                                                    1997         1996
---------------------------------------------------------------------------------------------
Assets
  Cash and Due From Banks (Note 2)                                    $  53,956    $  56,100
  Federal Funds Sold                                                      2,700       10,515
---------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                      56,656       66,615
  Securities Available for Sale (Note 3)                                315,724      192,301
  Securities Held to Maturity (Estimated Market Value of $52,036
    and $126,896 for 1997 and 1996, Respectively) (Note 3)               51,535      125,835
  Loans, Net of Unearned Discount of $2,184 in 1997 and $1,607 in 1996  886,854      757,656
  Less: Allowance for Loan Losses                                       (10,518)     (10,031)
---------------------------------------------------------------------------------------------
    Net Loans (Note 4)                                                  876,336      747,625
  Premises and Equipment, Net (Note 5)                                   49,270       37,054
  Accrued Interest Receivable                                            14,691       13,743
  Other Real Estate                                                       2,974          742
  Intangibles                                                            24,066       26,318
  Other Assets                                                            4,611       20,344
---------------------------------------------------------------------------------------------
    Total Assets                                                    $ 1,395,863  $ 1,230,577
=============================================================================================
Liabilities
  Deposits
    Demand                                                          $  184,521   $  168,728
    Savings                                                             90,002       94,852
    Money Market Checking and Savings                                  226,099      234,927
    Time Deposits (Note 6)                                             736,375      593,228
---------------------------------------------------------------------------------------------
      Total Deposits                                                 1,236,997    1,091,735
  Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements (Note 7)                            1,801          632
  Accounts Payable and Accrued Liabilities                              11,411       10,062
---------------------------------------------------------------------------------------------
    Total Liabilities                                                1,250,209    1,102,429
---------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 11 and 12)

Shareholders' Equity
  Preferred Stock; $1.00 Par Value, 10,000,000 Shares
    Authorized; None Issued and Outstanding (Note 9)
    Common Stock - Class A Voting; $1.00 Par Value, 20,000,000 Shares
    Authorized; Issued and Outstanding 13,110,639 Shares for 1997 and
    8,708,898 for 1996 (Note 10)                                        13,111        8,708
Paid-In Capital                                                         79,063       78,605
Retained Earnings                                                       52,558       40,315
Unrealized Gain (Loss) on Securities Available for Sale (Note 3)           922          520
---------------------------------------------------------------------------------------------
Total Shareholders' Equity                                             145,654      128,148
---------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                         $ 1,395,863  $ 1,230,577
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 1997, 1996 and 1995
(Dollars in Thousands, Except Per Share Data)                1997         1996         1995
---------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                                   $ 79,450     $ 60,844     $ 37,131
  Investment Securities
    Taxable                                                 20,044       14,240       7,004
    Tax-Exempt                                               1,417        1,588         285
  Federal Funds Sold                                         1,433        1,554       1,172
---------------------------------------------------------------------------------------------
    Total Interest Income                                  102,344       78,226      45,592
---------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                  46,040       33,228      17,990
  Federal Funds Purchased and Securities Sold
    Under Repurchase Agreements                                 52           20          46
  Short-Term Borrowings                                          -            -          16
---------------------------------------------------------------------------------------------
      Total Interest Expense                                46,092       33,248      18,052
---------------------------------------------------------------------------------------------
Net Interest Income                                         56,252       44,978      27,540
Provision for Loan Losses (Note 4)                           2,817        2,120       1,685
---------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses       53,435       42,858      25,855
---------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                        5,961        4,982       3,472
  Other Service Charges                                      1,362        1,003         859
  Trust Service Fees                                         1,691        1,505       1,256
  Net Investment Securities Gains (Losses)                     731          401        (111)
  Data Processing Service Fees                               1,080          910         441
  Other Operating Income                                       789          594         601
---------------------------------------------------------------------------------------------
      Total Noninterest Income                              11,614        9,395       6,518
---------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits (Note 11)                  15,351       13,914       9,563
  Net Occupancy Expense                                      2,342        1,951       1,069
  Equipment Expense                                          3,506        3,165       2,028
  Other Real Estate (Income) Expense, Net                      112          (67)        107
  Intangible Asset Amortization                              2,252        1,593         323
  Impairment Loss (Note 5)                                     630            -           -
  Other Noninterest Expense (Note 13)                        8,410        7,406       5,887
---------------------------------------------------------------------------------------------
      Total Noninterest Expense                             32,603       27,962      18,977
---------------------------------------------------------------------------------------------
Income Before Income Tax Expense                            32,446       24,291      13,396
Income Tax Expense (Note 8)                                 11,029        7,912       4,671
---------------------------------------------------------------------------------------------
Net Income                                                $ 21,417     $ 16,379     $ 8,725
=============================================================================================
Basic Earnings Per Common Share (Note 14)
  Net Income                                             $   1.64     $   1.41    $  0.94
                                                           =======      ========    =======
  Weighted Average Number of Common Shares
    Outstanding (in Thousands)                             13,085       11,650       9,291
---------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share (Note 14)
  Net Income                                             $   1.61     $   1.38     $  0.94
                                                           =======      ========   =======
  Weighted Average Number of Common Shares
   Outstanding (in Thousands)                              13,317       11,831       9,327
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 1997, 1996 and 1995
                                                                          Unrealized
                                                                          Gain (Loss)
                                             Class A                          on      Total
                                              Voting                      Securities  Share-
                                              Common  Paid-In  Retained   Available  holders'
(Dollars in Thousands)                        Stock   Capital  Earnings    for Sale   Equity
---------------------------------------------------------------------------------------------
Balance, December 31, 1994                  $ 6,193   $ 29,204   $20,921    $(587)  $ 55,731
Exercise of stock options,
  3,162 shares of Class A
  Voting Common Stock                            3          35         -        -         38
Change in Unrealized Gain
 (Loss) on Securities
 Available for Sale                              -           -         -      704        704
Class A Voting Common
  Stock Cash Dividends                           -           -    (2,478)       -     (2,478)
Net Income                                       -           -     8,725        -      8,725
---------------------------------------------------------------------------------------------
Balance, December 31, 1995                    6,196    29,239     27,168      117     62,720
Exercise of stock options,
 2,107 shares of Class A
 Voting Common Stock                              2        23         -         -         25
Change in Unrealized Gain
 (Loss) on Securities
 Available for Sale                               -         -         -       403        403
Class A Voting Common
 Stock Cash Dividends                             -         -    (3,232)        -     (3,232)
Sale of 2,510,000 shares of
 Class A Voting Common Stock                  2,510    49,343         -         -     51,853
Net Income                                        -         -    16,379         -     16,379
---------------------------------------------------------------------------------------------
Balance, December 31, 1996                    8,708    78,605    40,315      520     128,148
Exercise of stock options,
 35,814 shares of Class A
 Voting Common Stock                             36       458         -        -        494
Change in Unrealized Gain
 (Loss) on Securities
 Available for Sale                               -         -         -      402        402
Class A Voting Common Stock
 Cash Dividends                                   -         -    (4,803)       -     (4,803)
Class A Voting Common Stock
 3-for-2 Stock Split                          4,367        -     (4,371)      -          (4)
Net Income                                        -        -     21,417       -      21,417
---------------------------------------------------------------------------------------------
Balance, December 31, 1997                 $ 13,111  $ 79,063  $ 52,558    $ 922  $ 145,654
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995
(Dollars in Thousands)                                         1997        1996        1995
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net Income                                                 $ 21,417    $ 16,379     $ 8,725
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
     Depreciation, Amortization and Accretion, Net             3,132       2,794       2,013
     Provision for Loan Losses                                 2,817       2,120       1,685
     Provision for Estimated Losses on
      Other Real Estate and Other Assets                          70          43         119
     (Gain) Loss on Sale of Securities Available for Sale       (731)       (401)        111
     (Gain) Loss on Sale of Other Assets                         (13)         11          (3)
     (Gain) Loss on Sale of Other Real Estate                   (113)       (202)          3
     (Gain) Loss on Sale of Fixed Assets                          (2)         (2)         14
     Impairment Loss (Note 5)                                    630           -           -
     (Increase) Decrease in Deferred Income Taxes             (1,001)     (1,138)       (336)
     (Increase) Decrease in Accrued Interest Receivable and
      Other Assets                                            17,153     (15,164)       (159)
     Increase (Decrease) in Accounts Payable and
      Accrued Liabilities                                      1,558      (1,185)        613
---------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                     44,917       3,255      12,785
---------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale       105,989     159,350      12,610
  Proceeds from Maturing Securities Available for Sale        41,350      73,339      45,000
  Purchases of Securities Available for Sale                (269,446)   (183,626)    (64,961)
  Proceeds from Maturing Securities Held to Maturity          74,360      44,965      17,460
  Purchases of Securities Held to Maturity                         -     (89,086)    (14,390)
  Proceeds from Sale of Loans                                     46       6,142       5,731
  Purchases of Loans                                          (1,051)     (2,012)     (1,159)
  Loan Originations and Advances                            (134,723)    (73,330)    (74,068)
  Recoveries of Charged-Off Loans                                734         504         536
  Proceeds from Sale of Fixed Assets                               2          45           2
  Proceeds from Sale of Other Assets                             277         508          25
  Proceeds from Sale of Other Real Estate                      1,019       2,815       1,409
  Purchases of Premises and Equipment                        (16,122)     (5,766)     (3,597)
  Proceeds from the Acquisition of Two Branch Bank
   Locations, Net of Cash Acquired                                 -           -      30,606
  Net Cash Used in Mergers                                         -     (15,404)          -
---------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                       (197,565)    (81,556)    (44,796)
---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase (Decrease) in Demand Deposits, Money
    Market Checking and  Savings Accounts                      2,115      (6,437)    (24,518)
  Net Increase in Time Deposits                              143,147      68,048      52,421
  Net Increase (Decrease) in Federal Funds Purchased
    and Securities Sold Under Repurchase Agreements            1,169        (125)       (392)
  Net Decrease in Short-Term Borrowings                            -           -        (429)
  Proceeds from Sale of Class A Voting Common Stock              494      51,878          38
  Cash Dividends Paid on Class A Voting Common Stock          (4,236)     (2,981)     (2,353)
---------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                    142,689     110,383      24,767
---------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents              (9,959)     32,082      (7,244)
Cash and Cash Equivalents at Beginning of Year                66,615      34,533      41,777
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                     $56,656     $66,615     $34,533
=============================================================================================

Supplemental Disclosures of Cash Flow Information
  Interest Paid                                            $ 45,245     $ 31,950    $ 17,248
  Income Taxes Paid                                          11,599        7,727       4,752
Supplemental Schedule of Noncash Investing and
 Financing Activities
  Cost of Securities Transferred to Available for Sale            -            -       1,455
  Foreclosure and Repossession in Partial
   Satisfaction of Loans Receivable                           3,466        2,395         679
The Company Acquired First State Bank & Trust Co., Mission,
 Texas and The Border Bank, Hidalgo, Texas on May 14,
 1996.  The Company also Acquired two Branch Bank
 Locations, one in Rio Grande City, Texas and the
 other in Roma, Texas during August 1995.  Assets
 Acquired and Liabilities Assumed are as follows:
  Fair Value of Assets Acquired                                  -       554,240     75,850
  Cash Paid                                                      -       (99,500)    (4,250)
  Liabilities Assumed                                            -       458,740     80,100
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies

The accounting and reporting policies of Texas Regional Bancshares, Inc. (the "Parent" or "Corporation") and subsidiaries (collectively, the "Company") conform to generally accepted accounting principles and to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A summary of the more significant accounting policies follows:

Financial Statement Presentation -

The consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. and its wholly-owned subsidiaries, Texas Regional Delaware, Inc., Texas State Bank (the "Bank"), TSB Securities, Inc. and Texas Regional Acquisition Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in the subsidiaries are accounted for on the equity method in the Parent's financial statements.

Trust Assets -

Assets held by the trust department of the subsidiary bank in fiduciary or agency capacities are not assets of Texas Regional Bancshares, Inc. or its subsidiaries and are not included in the consolidated balance sheets.

Investment Securities -

At acquisition, a bank is required to classify debt and equity securities into one of three categories: Held to Maturity, Trading or Available for Sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as Held to Maturity and measured at amortized cost in the balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as Trading and measured at fair value in the balance sheet with unrealized holding gains and losses included in net income. Investments not classified as Held to Maturity or Trading are classified as Available for Sale and measured at fair value in the balance sheet with unrealized holding gains and losses reported as a separate component of shareholders' equity until realized.

Gains and losses on the sale of Trading and Available for Sale securities are determined using the specific-identification method.

Declines in the fair value of individual Held to Maturity and Available for Sale securities below their cost that are other than temporary, result in write downs of the individual securities to their fair value. The related write downs are included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the period from acquisition to the earlier of maturity or call date.

Loans -

Loans are stated at the principal amount outstanding, net of unearned discount. Interest income on discounted loans is recognized on the sum-of-the-months-digits method which approximates the interest method, while interest income on other loans is calculated using applicable interest rates and the daily amount of outstanding principal.

Loan Fees -

Loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment of the yields of the related loans.

Nonperforming Assets -

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

A loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan is valued utilizing (i) the present value of expected future cash flows discounted at the effective interest rate of the loan, (ii) the fair value of the underlying collateral, or (iii) the observable market price of the loan.

The Company makes an assessment for impairment when a loan is placed on nonaccrual status or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. At the time a loan is placed on nonaccrual status, interest previously recognized but uncollected is reversed and charged against current income. Subsequent interest payments received on nonaccrual loans are either applied against principal or reported as income, depending upon management's assessment of the ultimate collectibility of principal.

Allowance for Loan Losses -

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

Premises and Equipment -

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

Goodwill -

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

Year 2000 -

The Company has developed and implemented a plan to deal with the Year 2000 problem. The plan provides for addressing critical and noncritical issues, complete with the assignment of responsibility and target dates for completion. Core applications, such as mainframe software and hardware, and some platform software have been certified as Year 2000 compliant. Testing of these applications are planned for later this year. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is expensing all costs incurred as a result of addressing the Year 2000 issue.

Income Tax-

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files a consolidated federal income tax return.

Stock Option Plan-

Prior to January 1, 1996, the Company accounted for its stock compensation programs in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ("Statement 123") "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

Earnings Per Common Share Computations-

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("Statement 128") "Earnings per Share." Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces primary EPS and fully diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders, by the weighted average number of common shares outstanding. The computation of diluted EPS assumes the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options are considered in earnings per share calculations if dilutive, using the treasury stock method. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted Statement 128 in 1997, accordingly, all prior-period earnings per share data presented in the accompanying consolidated financial statements has been restated to conform to the requirements of Statement 128. Adoption of Statement 128 did not have a material effect on the Company's consolidated financial statements.

Cash Flows -

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of -

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

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ("Statement 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In December 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127, ("Statement 127") "Deferral of the Effective Date of Certain Provisions of FASB No. 125." Statement 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Statement 127 defers for a year the effective date for all transfers of financial assets for repurchase agreements, dollar rolls, securities lending and similar transactions. Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of Statement 125 did not have a material impact on the Company's financial position, results of operations, or liquidity. Management of the Company does not expect that adoption of Statement 127 will have a material impact on the Company's financial position, results of operation, or liquidity.

Disclosure of Information About Capital Structure -

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, ("Statement 129") "Disclosure of Information about Capital Structure." Statement 129 lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. It applies to all entities, public and nonpublic. Statement 129 is effective for financial statements issued for periods ending after December 15, 1997. Adoption of Statement 129 did not have a material effect or significantly alter the Company's consolidated financial statements.

Reporting Comprehensive Income -

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ("Statement 130") "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Statement 130 is effective for fiscal years beginning after December 15, 1997. Management of the Company does not expect that adoption of Statement 130 will have a material impact on the Company's financial position, results of operation, or liquidity.

Disclosures About Segments of an Enterprise and Related Information -

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ("Statement 131") "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management of the Company does not expect that adoption of Statement 131 will have a material impact on the Company's financial position, results of operation, or liquidity.

(2) Reserve Requirements

Cash of approximately $1.4 million and $22.9 million at December 31, 1997 and 1996, respectively, was maintained to satisfy regulatory reserve requirements.

(3)  Investment Securities

The amortized cost and estimated market value of investments in Securities Available for Sale at December 31, 1997 and December 31, 1996 follows:

                                                       1997
                                   --------------------------------------------
                                                 Gross       Gross    Estimated
                                   Amortized   Unrealized  Unrealized   Market
(Dollars in Thousands)                Cost       Gains       Losses     Value
-------------------------------------------------------------------------------
U.S. Treasury                      $  6,976      $   26       $  -    $  7,002
U.S. Government Agency              269,151         668        257     269,562
Mortgage - Backed                    15,549          47         35      15,561
States and Political Subdivisions    19,927         975          4      20,898
Other                                 2,692           9          -       2,701
------------------------------------------------------------------------------
    Total                          $314,295      $1,725       $296    $315,724
===============================================================================

                                                        1996
                                   --------------------------------------------
                                                 Gross       Gross    Estimated
                                   Amortized   Unrealized  Unrealized   Market
(Dollars in Thousands)                Cost       Gains       Losses     Value
-------------------------------------------------------------------------------
U.S. Treasury                      $  8,965      $   15       $  7    $  8,973
U.S. Government Agency              157,951         436        682     157,705
Mortgage-Backed                          91           1          -          92
States and Political Subdivisions    21,770       1,042          1      22,811
Other                                 2,718           4          2       2,720
-------------------------------------------------------------------------------
    Total                          $191,495      $1,498       $692    $192,301
===============================================================================

The amortized cost and estimated market value of investments in Securities Held to Maturity at December 31, 1997 and December 31, 1996 follows:

                                                         1997
                                     -------------------------------------------
                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Market
(Dollars in Thousands)                  Cost      Gains      Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury                         $15,953      $229       $ -      $16,182
U.S. Government Agency                 29,941       121         -       30,062
States and Political Subdivisions       5,641       151         -        5,792
--------------------------------------------------------------------------------
Total                                 $51,535      $501       $ -      $52,036
================================================================================

                                                         1996
                                     -------------------------------------------
                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Market
(Dollars in Thousands)                  Cost      Gains      Losses     Value
--------------------------------------------------------------------------------
U.S. Treasury                        $ 38,160    $  284       $14     $ 38,430
U.S. Government Agency                 81,003       601        16       81,588
States and Political Subdivisions       6,672       206         -        6,878
--------------------------------------------------------------------------------
Total                                $125,835    $1,091       $30     $126,896
================================================================================

The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Securities
                                          -------------------------------------------
                                            Available for Sale     Held to Maturity
                                          ---------------------   -------------------
                                                      Estimated             Estimated
                                          Amortized     Market    Amortized   Market
(Dollars in Thousands)                       Cost       Value        Cost     Value
-------------------------------------------------------------------------------------
Due in One Year or Less                    $ 31,239   $ 31,234     $17,054   $17,102
Due After One Year Through Five Years       164,583    165,116      32,639    32,963
Due After Five Years Through Ten Years       96,804     97,469       1,742     1,864
Due After Ten Years                          21,669     21,905         100       107
-------------------------------------------------------------------------------------
   Total                                   $314,295   $315,724     $51,535   $52,036
=====================================================================================

Proceeds from sales of Securities Available for Sale for the year ended December 31, 1997 were $106.0 million. Gross gains of $778,000 and gross losses of $47,000 were realized on sales for the year ended December 31, 1997. Proceeds from sales of Securities Available for Sale for the year ended December 31, 1996 were $159.3 million. Gross gains of $705,000 and gross losses of $304,000 were realized on sales for the year ended December 31, 1996. Proceeds from sales of Securities Available for Sale for the year ended December 31, 1995 were $12.6 million. Gross losses of $111,000 and no gross gains were realized on sales for the year ended December 31, 1995.

Net unrealized holding gains of $922,000 and $520,000 at December 31, 1997 and 1996, respectively, on Securities Available for Sale are included as a separate component of shareholders' equity for each respective year.

There were no sales from the Held to Maturity category in 1997, 1996 or 1995.

Investment securities having a carrying value of $281.7 million at December 31, 1997 and $224.2 million at December 31, 1996 were pledged to secure public funds and trust assets on deposit and for other purposes required or permitted by law.

(4) Loans and Allowance for Loan Losses

An analysis of loans at December 31, 1997 and December 31, 1996 follows:

(Dollars in Thousands)                                       1997        1996
-------------------------------------------------------------------------------
Commercial                                                $230,024    $198,752
Commercial Tax-Exempt                                       29,024      34,777
Agricultural                                                51,214      32,639
Real Estate
  Construction                                              67,872      47,400
  Commercial Mortgage                                      287,204     243,198
  Agricultural Mortgage                                     31,001      28,803
  1-4 Family Mortgage                                      105,852     100,301
Consumer                                                    84,663      71,786
-------------------------------------------------------------------------------
   Total                                                  $886,854    $757,656
===============================================================================

In the ordinary course of business, the Company's subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. An analysis of these loans for the years ended December 31, 1997 and December 31, 1996 follows:

(Dollars in Thousands)                                       1997        1996
-------------------------------------------------------------------------------
Balance at Beginning of Year                                $4,371      $3,974
Additions                                                    4,339       2,765
Reductions
 Collections                                                 3,203       2,368
 Changes to Unrelated Status                                     -           -
 Charge-Offs                                                     -           -
-------------------------------------------------------------------------------
Balance at End of Year                                      $5,507      $4,371
===============================================================================

A summary of the transactions in the allowance for loan losses for years ended December 31, 1997, 1996 and 1995 follows:

(Dollars in Thousands)                             1997      1996      1995
-------------------------------------------------------------------------------
Balance at Beginning of Year                     $10,031   $ 4,542    $3,511
Balance from Acquisitions                              -     4,647       450
Provision Charged to Expense                       2,817     2,120     1,685
Recovery of Amounts Previously Charged
 to Allowance                                        734       504       536
Losses Charged to Allowance                       (3,064)   (1,782)   (1,640)
-------------------------------------------------------------------------------
Balance at End of Year                           $10,518   $10,031    $4,542
===============================================================================

Nonaccrual loans and renegotiated loans were $7.8 million, $6.4 million and $2.1 million at December 31, 1997, 1996 and 1995, respectively. If interest on these nonaccrual and renegotiated loans had been accrued at the original contractual rates, interest income would have been increased by approximately $1.2 million, $765,000 and $247,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Impaired loans were $7.8 million at December 31, 1997 and $6.4 million at December 31, 1996. The average recorded investment in impaired loans during 1997 and 1996 was $8.1 million and $4.8 million, respectively. The total allowance for loan losses related to these loans was $786,000 and $506,000 at December 31, 1997 and 1996, respectively. Interest income on impaired loans of $178,000, $532,000 and $91,000 was recognized for cash payments received in 1997, 1996 and 1995, respectively.

(5) Premises and Equipment

A summary of premises and equipment and related accumulated depreciation and amortization as of December 31, 1997 and December 31, 1996 follows:

                                              Estimated
(Dollars in Thousands)                       Useful Lives     1997      1996
-------------------------------------------------------------------------------
Land                                                        $ 7,220   $ 7,020
Buildings and Leasehold Improvements          2-40 years     28,905    25,458
Construction in Progress                                      9,407     1,100
Furniture and Equipment                       3-10 years     16,265    13,783
-------------------------------------------------------------------------------
Subtotal                                                     61,797    47,361
Less Accumulated Depreciation and Amortization              (12,527)  (10,307)
-------------------------------------------------------------------------------
    Total                                                   $49,270  $ 37,054
===============================================================================

Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was approximately $3.2 million, $2.6 million and $1.6 million, respectively.

An impairment loss of $630,000 was recorded during the three months ended June 30, 1997 to reflect the impairment of an existing bank building. Construction of a new bank building in McAllen, Texas is in progress. The new bank building will be the headquarters for Texas State Bank and Texas Regional Bancshares, Inc. and is being constructed next to the Company's existing bank site. Upon completion of the new bank building, the existing building will be razed to make room for parking. The amount of the impairment loss was the book value of the building at June 30, 1997.

(6) Time Deposits

Time deposits of $100,000 or more totaled $433.3 million and $336.5 million at December 31, 1997 and 1996, respectively. Interest expense for the years ended December 31, 1997, 1996 and 1995 on time deposits of $100,000 or more was approximately $21.5 million, $13.3 million and $5.7 million, respectively.

(7) Federal Funds Purchased and Securities Sold Under Repurchase Agreements

The following table summarizes selected information regarding federal funds purchased and securities sold under repurchase agreements as of and for the years ended December 31, 1997, 1996 and 1995:

(Dollars in Thousands)                         1997      1996       1995
----------------------------------------------------------------------------
Balance at End of Year                       $ 1,801    $  632     $  757
Rate on Balance at End of Year                  5.98%     3.92%      3.60%
Average Daily Balance                        $   980    $  502     $1,093
Average Interest Rate                           5.27%     3.74%      4.20%
Maximum Month-End Balance                    $11,100    $  700     $1,349
============================================================================

Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to six months. These obligations are not federally insured but are collateralized by a security interest in various investment securities. These pledged securities are segregated and maintained by a third party bank.

(8) Income Tax

The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

(Dollars in Thousands)                              1997       1996       1995
--------------------------------------------------------------------------------
Current Income Tax Expense
  Federal                                         $11,710     $7,647     $4,790
  State                                               320        168        217
--------------------------------------------------------------------------------
      Total Current Income Tax Expense             12,030      7,815      5,007
--------------------------------------------------------------------------------
Deferred Income Tax Expense (Benefit)
  Federal                                            (981)       125       (320)
  State                                               (20)       (28)       (16)
--------------------------------------------------------------------------------
      Total Deferred Income Tax Expense (Benefit)  (1,001)        97       (336)
--------------------------------------------------------------------------------
      Total Income Tax Expense                    $11,029     $7,912     $4,671
================================================================================

Following is a reconciliation between the amount of reported income tax expense for the years ended December 31, 1997, 1996 and 1995 and the amount computed by multiplying the income before tax by the federal statutory tax rate:

                                                   1997             1996              1995
                                            ----------------  ----------------  -------------
(Dollars in Thousands)                      Amount    Rate    Amount    Rate    Amount   Rate
---------------------------------------------------------------------------------------------
Tax at Statutory Rate                      $11,356     35%   $8,502     35%    $4,689     35%
(Reductions) Additions
  Tax-Exempt Interest                         (852)    (3)     (969)    (4)      (124)    (1)
  State Earned Surplus Tax, Net of Federal
   Income Tax Effect                           221      1        91      1        130      1
  Goodwill Amortization                        344      1       223      1         21      -
  Other - Net                                  (40)     -        65      -        (45)     -
---------------------------------------------------------------------------------------------
       Total Income Tax Expense            $11,029     34%   $7,912     33%    $4,671     35%
=============================================================================================

The net deferred tax liability included with accounts payable and accrued expenses in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities as of December 31, 1997 and December 31, 1996.

(Dollars in Thousands)                                      1997        1996
-------------------------------------------------------------------------------
Deferred Tax Liability
  Premises and Equipment                                  $ 4,212     $ 4,394
  Intangibles                                               2,764       3,120
  Unrealized Gain on Securities Available for Sale            507         286
  Other                                                       424         290
-------------------------------------------------------------------------------
      Total Deferred Tax Liability                          7,907       8,090
-------------------------------------------------------------------------------
Deferred Tax Asset
  Allowance for Loan Losses                                 3,009       2,291
  Unrealized Losses on Loans                                  834       1,062
  Other Real Estate                                            45          27
  Other                                                       535         446
-------------------------------------------------------------------------------
Total Deferred Tax Assets Before Valuation Allowance        4,423       3,826
Valuation Allowance                                           (36)        (36)
-------------------------------------------------------------------------------
Total Deferred Tax Assets less Valuation Allowance          4,387       3,790
-------------------------------------------------------------------------------
      Net Deferred Tax Liability                          $ 3,520     $ 4,300
===============================================================================

For the years ended December 31, 1997 and December 31, 1996, the deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the write-off of core deposits for book purposes. The deferred tax asset results from differences in the bad debts written-off for financial statement purposes and the amount allowed under tax law, and a difference in other real estate basis due to write-downs for financial statement purposes for both years ended December 31, 1997 and 1996, respectively.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(9) Preferred Stock

The Corporation has 10.0 million authorized shares of $1 par value Preferred Stock. The Articles of Incorporation of the Corporation grant discretion to the Board of Directors to establish series of Preferred Stock with such rights, preferences and limitations as may be determined by resolution of the Board. No shares of preferred stock are currently outstanding.

(10) Common Stock

The Corporation has 20.0 million authorized shares of $1 par value Common Stock. At December 31, 1997, 1996 and 1995, the number of common shares outstanding retroactively adjusted for stock split effected as a stock dividend, were 13,110,639, 13,063,347 and 9,295,187, respectively.

On May 14, 1996, Texas Regional Bancshares, Inc. completed its secondary public offering of 2.5 million shares of the Corporation's Class A Voting Common Stock. On May 14, 1996 Texas Regional Bancshares, Inc. also completed the acquisition of First State Bank & Trust Co., Mission, Texas, and the Border Bank, Hidalgo, Texas, (the "Mergers"), through merger with Texas State Bank, the principal operating subsidiary of Texas Regional Bancshares, Inc. The purchase price of the Mergers was financed with a combination of proceeds from the 2.5 million share common equity offering and cash on the balance sheet of the Company.

(11) Employee Benefits

The Company has an Employee Stock Ownership Plan (with section 401(k) provisions) (the "KSOP") covering substantially all of their employees. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have completed twelve consecutive months of credited service, as defined in the plan, and attained age 21. A participant's account balance will be fully vested after six years of credited service. Pension expense, which includes employer matching as discussed below, for the years ended December 31, 1997, 1996 and 1995 was $652,000, $814,000, and $526,000, respectively.

A participant in the KSOP may authorize the Company to contribute to the Trust on his behalf Salary Reduction Contributions. Such Salary Reduction Contributions shall be stated as a whole percentage and shall not be less than 1% or more than 15% of the participant's compensation. The total amount of Salary Reduction Contributions for any Plan Year shall not exceed $7,000, multiplied by any cost of living adjustment factor prescribed by the Secretary of the Treasury under Section 415(d) of the Internal Revenue Code. Such contributions are matched at the discretion of the Board of Directors up to a maximum of 100% of the participant's Salary Reduction Contribution and shall be based on a participant's Salary Reduction Contribution of up to 4% of such participant's compensation. The participant's and Employer matching contributions are vested immediately.

The following discussion concerning stock option plans has been restated to retroactively give effect for the three-for-two stock split declared and distributed by the Corporation during the third quarter of 1997.

In March 1986, the shareholders of the Company approved three separate stock plans involving the Class A Voting Common Stock, providing for the issuance of up to 380,152 shares to certain key employees for their purchase and 10,000 shares as part of a bonus plan for employees of the Company. One option plan provides for sale of up to 190,076 shares to the chief executive officer at a price to be determined by a committee of directors on the date of grant; another provides for sale of up to 190,076 shares at fair market value at the date the options are granted, to key employees of the Company, excluding the chief executive officer. The third plan, the bonus plan, was terminated effective January 9, 1996.

On May 10, 1994, options to acquire up to 190,076 Class A Voting Common shares at $8.00 per share were granted to Glen E. Roney, Chief Executive Officer and a member of the Board of Directors of Texas Regional, pursuant to the Texas Regional Bancshares, Inc. 1985 Nonstatutory Stock Option Plan exercisable commencing May 10, 1995. In addition, options to acquire up to 78,892 Class A Voting Common shares at $8.00 per share were granted to certain key employees of the Company pursuant to the Texas Regional Bancshares, Inc. Incentive Stock Option Plan exercisable commencing May 10, 1995 including options to acquire 12,500 shares granted to Glen E. Roney. The Incentive Stock Option Plan expired in September 1995, except with respect to awards outstanding. Any options outstanding under this Plan, at the time of its termination, remain in effect until the options shall have been exercised or the expiration date of the option, whichever is earlier. The options to acquire 78,892 Class A Voting Common Stock were awarded May 10, 1994, and expire on May 10, 2000. During 1997 and 1996, options to acquire 39,522 and 3,161 Class A Voting Common Stock, respectively, were exercised at a price of $8.00 per share.

In May 1996, the shareholders of the Company approved the 1995 Nonstatutory Stock Option Plan of Texas Regional Bancshares, Inc. (the "Plan"), which provides for granting to key employees of the Company options to acquire up to an aggregate maximum of 135,000 shares of the Class A Voting Common Stock of the Corporation, subject to adjustment for stock dividends, stock splits and upon the occurrence of other events as specified in the Plan. In addition, options to acquire up to 135,000 Class A Voting Common shares at $11.50 per share were granted to certain key employees of the Company pursuant to the Plan including options to acquire 97,500 shares granted to Glen E. Roney. Options to purchase one-fourth of the shares as granted shall be exercisable commencing on July 1, 1996, and options to purchase an additional one-fourth of the shares as granted pursuant to these resolutions shall be exercisable beginning July 1 of each year thereafter, and in each case options to purchase shares granted pursuant to these resolutions shall thereafter be exercisable at any time prior to July 1, 2002, subject to other provisions applicable to such options as specified in the Plan. During 1997 options to acquire 7,875 Class A Voting Common Stock were exercised at a price of $11.50 per share.

Effective December 19, 1997, the Company adopted the 1997 Incentive Stock Option Plan and the 1997 Nonstatutory Stock Option Plan of Texas Regional Bancshares, Inc. (the "Plans"), which provides for granting to key employees of the Company options to acquire up to an aggregate maximum of 100,000 and 125,000 shares, respectively of the Class A Voting Common Stock of the Corporation, subject to adjustment for stock dividends, stock splits and upon the occurrence of other events as specified in the Plans. The Board of Directors recommends the Plans to the shareholders of the Corporation and authorizes and directs the officers of the Corporation to submit the Plans to the shareholders for approval at the next regular or special meeting of the shareholders of the Corporation.

At December 31, 1997, the Company has three stock-based compensation plans, which are described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(Dollars in Thousands, Except Per Share Data)        1997       1996      1995
--------------------------------------------------------------------------------
Net Income                          As reported    $21,417    $16,379    $8,725
                                    Pro forma       21,298     16,065     8,649

Basic earnings per share            As reported       1.64       1.41      0.94
                                    Pro forma         1.63       1.38      0.93

Diluted earnings per share          As reported       1.61       1.38      0.94
                                    Pro forma         1.60       1.36      0.93
================================================================================

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   1997       1996       1995
--------------------------------------------------------------------------------
Expected life (years)                                 -          -       3.5
Interest rate                                         -          -       5.52%
Volatility                                            -          -      27.30
Dividend yield                                        -          -       1.17
================================================================================

No options were granted during the years ended December 31, 1997 and 1996. Pro forma net income reflects only options granted in 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

A summary of the status of the Company's three fixed option plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                        1997                 1996                1995
                                -------------------  -------------------  -------------------
                                           Weighted             Weighted             Weighted
                                           Average              Average              Average
                                Shares     Exercise  Shares     Exercise  Shares     Exercise
Fixed Options                   (000)       Price    (000)       Price    (000)       Price
---------------------------------------------------------------------------------------------
Outstanding at beginning
 of year                         391        $9.21     394        $9.20     264       $ 8.00
Granted                            -            -       -            -     135        11.50
Exercised                         47         8.58       3         8.00       5         8.00
Forfeited                          -            -       -            -       -            -
---------------------------------------------------------------------------------------------
Outstanding at end of year       344        $9.29     391        $9.21     394       $ 9.20
=============================================================================================
Options exercisable at
 year-end                        276                  290                  259
Options available for grant
 at year-end                     None                 None                 None
Weighted-average fair
 value of options granted
 during the year                 N/A                  N/A                $11.50
=============================================================================================

The following table summarizes information about fixed stock options outstanding at December 31, 1997.

                                      Options Outstanding                Options Exercisable
                            ---------------------------------------  ------------------------
                                            Weighted
                                             Average       Weighted                  Weighted
                               Number       Remaining       Average      Number       Average
   Range of                  Outstanding   Contractual     Exercise    Exercisable   Exercise
Exercise Prices              at 12/31/97       Life          Price     at 12/31/97     Price
---------------------------------------------------------------------------------------------
     $ 8.00                    216,802          2.3 years   $ 8.00       216,802      $ 8.00
     $11.50                    127,125          4.5          11.50        59,626       11.50
---------------------------------------------------------------------------------------------
$ 8.00 to $11.50               343,927                                   276,428
=============================================================================================

Effective as of December 14, 1993, the Company adopted a Deferred Compensation Plan for the benefit of Glen E. Roney. The Deferred Compensation Plan provides for a retirement benefit payable to Mr. Roney (or his designated beneficiary or his estate if Mr. Roney dies prior to payment of the full amount of deferred compensation) of $100,000 per year commencing October 29, 2002, and continuing annually thereafter for fourteen years. In the event payments are to commence after October 30, 2002, the Company shall pay to Employee on the Late Retirement Date a lump sum equal to the amount of money that would have been paid to Employee had payments commenced on October 30, 2002 (the "Catch-Up Amount"), and in addition, the Company shall pay to Employee $100,000 per year commencing on October 30 of the year next following the Late Retirement Date and continuing regularly on the same calendar day of each year thereafter, until the Employee has been paid under this paragraph (including the Catch-Up Amount and all other payments) the aggregate sum of $1,500,000; and on the Late Retirement Date, the Company shall pay Employee an amount intended to compensate for Employee's lost earnings potential on the Catch-Up Amount. If Mr. Roney dies prior to commencement of the retirement benefit, payments would commence immediately and be paid to his designated beneficiary or his estate. The Company also adopted the Trust Under Glen E. Roney Deferred Compensation Plan, in the form prescribed by applicable regulations adopted by the Internal Revenue Service for nonqualified deferred compensation plans. Among other things, the Plan and Trust provide for an initial deposit into the Trust by the Company and subsequent deposits at the discretion of the Board of Directors, and further provide for full funding of the amount necessary to discharge the retirement benefit in the event of a change of control, as that term is defined in the Trust.

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

The Company has incurred deferred compensation expense of $152,000, $130,000 and $87,000 for the years ended December 31, 1997, 1996 and 1995, respectively, related to the five deferred compensation plans previously discussed.

The Bank owns and is the beneficiary of five life insurance policies on the former employees covered by the deferred compensation plans. The life insurance policies' face values are amounts equal to the total benefits paid under the plan.

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

At December 31, 1997, the Company had outstanding commitments to extend credit of approximately $125.6 million which included standby letters of credit of approximately $13.0 million. Management does not anticipate any losses as a result of these commitments.

Future minimum lease payments on operating leases as of December 31, 1997 are as follows:

                                             Office       Office
(Dollars in Thousands)                        Space      Equipment       Total
-------------------------------------------------------------------------------
     1998                                    $ 86          $105          $191
     1999                                      19           104           123
     2000                                      19           104           123
     2001                                      19           104           123
     2002                                      19           103           122
-------------------------------------------------------------------------------
     Total                                   $162          $520          $682
===============================================================================

Total rent expense for the years ended December 31, 1997, 1996 and 1995 was $128,000, $96,000, and $12,000, respectively.

The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

(13) Other Noninterest Expense

Other noninterest expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:
(Dollars in Thousands)                                 1997     1996     1995
-------------------------------------------------------------------------------
Advertising and Public Relations                     $1,277   $1,197   $  772
Data Processing and Check Clearing                      845      942      491
Director Fees                                           333      343      284
Franchise Tax                                           496      245      198
Insurance                                               288      195      228
FDIC Insurance                                          138        3      540
Legal                                                   958      689      444
Professional                                            637      590      426
Postage, Delivery and Freight                           594      463      323
Stationery and Supplies                                 951      907      658
Telephone                                               381      346      250
Other Losses                                            521      627      624
Miscellaneous Expense                                   991      859      649
-------------------------------------------------------------------------------
   Total                                             $8,410   $7,406   $5,887
===============================================================================

(14) Earnings Per Common Share Computations -

Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common stock outstanding during the year, retroactively adjusted for stock splits effected as a stock dividend.

Diluted earnings per share was computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year, retroactively adjusted for stock splits effected as a stock dividend. The diluted earnings per share computations include the effects of common stock equivalents applicable to stock option contracts.

The number of shares outstanding and related earnings per share ("EPS") amounts have been restated to retroactively give effect for the three-for-two stock split declared and distributed by the Company during the third quarter of 1997.

The table below presents a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 1997, 1996 and 1995.

(Dollars in thousands, except per share data)           1997          1996         1995
------------------------------------------------------------------------------------------
Net income available to common shareholders        $    21,417   $    16,379   $    8,725
------------------------------------------------------------------------------------------
Weighted average number of common shares
 outstanding used in basic EPS calculation          13,085,149    11,649,892    9,290,839
Add assumed exercise of outstanding stock options
 as adjustments for dilutive securities                231,565       181,242       36,414
------------------------------------------------------------------------------------------
Weighted average number of common shares
 outstanding used in diluted EPS calculations       13,316,714    11,831,134    9,327,253
==========================================================================================
Basic EPS                                          $      1.64   $      1.41   $     0.94
Diluted EPS                                        $      1.61   $      1.38   $     0.94
==========================================================================================

(15) Texas Regional Bancshares, Inc. (Parent Only)
     Condensed Financial Statements

Condensed Balance Sheets
December 31, 1997 and 1996
(Dollars in Thousands)                                         1997      1996
-------------------------------------------------------------------------------
Assets
  Cash in Subsidiary Bank                                   $  9,694  $ 10,605
  Time Deposits in Subsidiary Bank                                 -     3,059
-------------------------------------------------------------------------------
       Total Cash and Cash Equivalents                         9,694    13,664
  Investments in Consolidated Subsidiaries                   137,316   114,935
  Furniture and Equipment                                         56        68
  Other Assets                                                    95       406
-------------------------------------------------------------------------------
       Total Assets                                         $147,161  $129,073
===============================================================================
Liabilities
  Accounts Payable and Accrued Liabilities                  $     65  $     54
  Dividends Payable                                            1,442       871
-------------------------------------------------------------------------------
       Total Liabilities                                       1,507       925
Shareholders' Equity                                         145,654   128,148
-------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity           $147,161  $129,073
===============================================================================

Condensed Statements of Income-
Years Ended December 31, 1997, 1996 and 1995
(Dollars in Thousands)                                 1997     1996     1995
-------------------------------------------------------------------------------
Income
  Interest Income                                    $   451   $   417  $  338
  Dividends Received                                      17         -       -
-------------------------------------------------------------------------------
       Total Income                                      468       417     338
-------------------------------------------------------------------------------
Expense
  Occupancy Expense                                        6         4       4
  Equipment Expense                                       17        14       3
  Director Fees                                          113       125     119
  Franchise Tax                                          198        78      80
  Legal and Professional                                  55        40      24
  Shareholder Services                                    96       126       -
  Other                                                   51        54      77
-------------------------------------------------------------------------------
       Total Expense                                     536       441     307
-------------------------------------------------------------------------------
Income (Loss) Before Income Tax Expense (Benefit) and
   Equity in Undistributed Net Income of Subsidiaries    (68)      (24)     31
Income Tax Expense (Benefit)                             (49)       (2)     15
-------------------------------------------------------------------------------
Income (Loss) Before Equity in Undistributed
  Income of Subsidiaries                                 (19)      (22)     16
Equity in Undistributed Net Income of Subsidiaries    21,436    16,401   8,709
-------------------------------------------------------------------------------
       Net Income                                    $21,417   $16,379  $8,725
===============================================================================

Condensed Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995
(Dollars in Thousands)                                       1997       1996     1995
----------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                               $21,417    $16,379   $8,725
  Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities
     Depreciation and Amortization                              14         15        5
     Undistributed Net Income of Subsidiaries              (21,436)   (16,401)  (8,709)
     (Increase) Decrease in Other Assets                        16       (323)      52
     Increase (Decrease) in Income Taxes Payable                 6          6       (1)
     Decrease in Deferred Income Taxes                           2          -        -
     Increase (Decrease) in Accounts Payable and Accrued
      Liabilities                                                3         13        2
----------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities             22       (311)      74
----------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Purchase of Equipment                                          -          -      (78)
  Investment in Subsidiaries                                  (250)   (40,000)  (2,000)
----------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                         (250)   (40,000)  (2,078)
----------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Cash Dividends Paid on Common Stock                       (4,236)    (2,981)  (2,353)
  Proceeds from Issuance of Class A Voting
   Common Stock                                                494     51,878       38
----------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities         (3,742)    48,897   (2,315)
----------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents        (3,970)     8,586   (4,319)
Cash and Cash Equivalents at Beginning of Year              13,664      5,078    9,397
----------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                   $ 9,694    $13,664   $5,078
========================================================================================
Supplemental Disclosures of Cash Flow Information
  Income Taxes Paid                                        $11,599    $ 7,727   $4,752
========================================================================================

(16) Restrictions on Retained Earnings

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

The amount of retained earnings in the Bank at December 31, 1997 was $49.9 million. On December 31, 1997, the aggregate amount of dividends which legally could be paid to the Corporation without prior approval of various regulatory agencies was approximately $30.2 million.

(17) Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 1997.

At December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's actual capital amounts and ratios are also presented in the table.

                                                                           To Be Well
                                                                        Capitalized Under
                                                       For Capital      Prompt Corrective
                                      Actual       Adequacy Purposes:   Action Provisions:
                               ------------------  ------------------  -------------------
(Dollars in Thousands)          Amount     Ratio    Amount     Ratio    Amount     Ratio
------------------------------------------------------------------------------------------
December 31, 1997
  Total Capital
    (to Risk Weighted Assets)  $131,249    13.01%  *$74,267    *8.0%   *$92,834    *10.0%
  Tier I Capital
    (to Risk Weighted Assets)   120,731    14.14   * 37,134    *4.0    * 55,701    * 6.0
  Tier I Capital
    (to Average Assets)         120,731     9.01   * 37,134    *4.0    * 46,417    * 5.0

December 31, 1996
  Total Capital
    (to Risk Weighted Assets)  $111,109    14.44%  *$61,565    *8.0%   *$76,957    *10.0%
  Tier I Capital
    (to Risk Weighted Assets)   101,377    13.17   * 30,783    *4.0    * 46,174    * 6.0
  Tier I Capital
    (to Average Assets)         101,377     8.45   * 47,968    *4.0    * 59,960    * 5.0
==========================================================================================
* greater than or equal to

(18) Fair Value of Financial Instruments

Disclosures About Fair Value of Financial Instruments-

Statement of Financial Accounting Standards No. 107 ("Statement 107"), "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

Debt Securities-

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

The following table presents the amortized cost and estimated fair value of securities classified as Available for Sale at December 31, 1997 and December 31, 1996:

                                                     1997                       1996
                                          -------------------------  ------------------------
                                             Amortized   Estimated     Amortized    Estimated
(Dollars in Thousands)                         Cost     Fair Value       Cost      Fair Value
---------------------------------------------------------------------------------------------
U.S. Treasury                                $  6,976     $  7,002      $  8,965     $  8,973
U.S. Government Agency                        269,151      269,562       157,951      157,705
Mortgage-Backed                                15,549       15,561            91           92
States and Political Subdivisions              19,927       20,898        21,770       22,811
Other                                           2,692        2,701         2,718        2,720
---------------------------------------------------------------------------------------------
    Total                                    $314,295     $315,724      $191,495     $192,301
=============================================================================================

The following table presents the carrying value and estimated fair value of securities classified as Held to Maturity at December 31, 1997 and December 31, 1996:

                                                     1997                       1996
                                            -----------------------   -----------------------
                                            Carrying     Estimated     Carrying     Estimated
(Dollars in Thousands)                       Amount     Fair Value      Amount     Fair Value
---------------------------------------------------------------------------------------------
U.S. Treasury                                $ 15,953     $ 16,182      $ 38,160     $ 38,430
U.S. Government Agency                         29,941       30,062        81,003       81,588
States and Political Subdivisions               5,641        5,792         6,672        6,878
---------------------------------------------------------------------------------------------
    Total                                    $ 51,535     $ 52,036      $125,835     $126,896
=============================================================================================

Loans-

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

The following table presents information for loans at December 31, 1997 and December 31, 1996:

                                              1997                          1996
                                  ----------------------------  ----------------------------
                                   Carrying Average Calculated  Carrying  Average Calculated
(Dollars in Thousands)              Amount   Yield  Fair Value   Amount    Yield  Fair Value
---------------------------------------------------------------------------------------------
Commercial and Agriculture
   Adjustable                      $196,937   9.77%   $194,877  $149,986   9.26%   $149,686
   Fixed                            113,325  10.06     113,820   116,182  10.08     116,864
Real Estate
   Adjustable                       222,544   9.67     221,460   195,284   9.67     193,095
   Fixed                            269,385  10.15     271,786   224,418  10.40     225,147
Consumer                             84,663  10.72      83,963    71,786  10.56      71,482
---------------------------------------------------------------------------------------------
Total Loans, Net of Unearned
 Discount                           886,854   9.99%    885,906   757,656   9.95%    756,274
---------------------------------------------------------------------------------------------
Allowance for Loan Losses            10,518                  -    10,031                  -
---------------------------------------------------------------------------------------------
Total Loans, Net                   $876,336           $885,906  $747,625           $756,274
=============================================================================================

Deposit Liabilities-

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents the carrying value and estimated fair value of deposit liabilities at December 31, 1997 and December 31, 1996:

                                                      1997                  1996
                                             ---------------------- -----------------------
                                              Carrying   Estimated   Carrying   Estimated
(Dollars in Thousands)                         Amount    Fair Value   Amount    Fair Value
-------------------------------------------------------------------------------------------
Noninterest-Bearing Demand Deposits          $  184,521  $  184,521 $  168,728  $  168,728
Savings                                          90,002      90,002     94,852      94,852
Money Market Checking and Savings Accounts      226,099     226,099    234,927     234,927
Time Deposits                                   736,375     740,402    593,228     594,187
-------------------------------------------------------------------------------------------
    Total Deposits                           $1,236,997  $1,241,024 $1,091,735  $1,092,694
===========================================================================================

The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The Company has not attempted to determine the amount of increase in net assets that would result from the benefit of considering the low-cost funding provided by deposit liabilities.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written -

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

The following table presents the contract amount, carrying amount and estimated fair value for commitments to extend credit, standby letters of credit and financial guarantees written at December 31, 1997 and 1996:

                                          1997                          1996
                               ----------------------------  ----------------------------
                               Contract Carrying Estimated   Contract Carrying Estimated
(Dollars in Thousands)          Amount   Amount  Fair Value   Amount   Amount  Fair Value
-----------------------------------------------------------------------------------------
Commitments to Extend Credit   $111,170  $(1,088) $(1,088)   $88,646   $(604)    $(604)
Standby Letters of Credit        12,965        4        4      6,309       4         4
Financial Guarantees Written      1,510        -        -      1,541       -         -
=========================================================================================

Limitations-

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

(19) Acquisition Activity

The Company signed a definitive agreement on October 15, 1997, to acquire TB&T Bancshares, Inc. ("TB&T"), and its subsidiary, Texas Bank & Trust of Brownsville, Texas. At December 31, 1997 TB&T has assets of $45.7 million and equity of $3.9 million. The transaction was closed on February 19, 1998 and was accounted for under the pooling-of-interests method of accounting. The definitive agreement provides for the exchange of a maximum of 308,076 shares of the Company for all of the outstanding shares of TB&T. This is based upon an exchange ratio of 0.1522126 Company shares for each of the 1,695,775 outstanding TB&T shares (or approximately 258,118 Company shares in the aggregate) to be delivered at closing, and 0.0294605 Company shares for each TB&T share (approximately 49,958 shares in the aggregate) to be placed in escrow for distribution to the shareholder or for return to the Company based upon the resolution of certain claims against TB&T's subsidiary, Texas Bank & Trust.

The Company signed a definitive agreement on October 20, 1997, to acquire Brownsville Bancshares, Inc. and its subsidiary, Brownsville National Bank of Brownsville, Texas. At December 31, 1997 Brownsville Bancshares, Inc. has assets of $97.2 million, and equity of $12.0 million. The transaction was closed on February 19, 1998 and was accounted for under the pooling-of-interests method of accounting. The definitive agreement provides for the exchange of a maximum of 985,000 shares of the Company for all of the outstanding shares of Brownsville Bancshares. This is based upon an exchange ratio of 3.06608 Company shares for each of the 308,917 outstanding Brownsville Bancshares, Inc. shares or approximately 947,164 shares in aggregate. In addition, the Company has agreed to issue approximately 37,836 Company shares in consideration of and in exchange for the cancellation of outstanding Brownsville Bancshares options.

The Company signed a definitive agreement on December 15, 1997, to acquire Raymondville Bancorp, Inc., and its subsidiary, Bank of Texas. At December 31, 1997 Raymondville Bancorp, Inc. has assets of $64.4 million and equity of $4.8 million. The transaction was closed on February 19, 1998 and was accounted for under the purchase method of accounting. The definitive agreement provides for a total cash consideration of $9.6 million for all of the outstanding shares of Raymondville Bancorp, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the directors and executive officers of the Company is set forth in Texas Regional's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1998 in the sections entitled "Election of Directors" and "Executive Officers".

    Mr. Paul G. Veale, Sr., CPA has been a director of the Company since 1985. His principal occupation for the last five years has been investments. Mr. Veale has chosen to retire and not stand for re-election.

ITEM 11. EXECUTIVE COMPENSATION

    The information concerning the compensation of the executive officers of the Company is set forth in Texas Regional's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1998 in the section entitled "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Ownership of the Company's common stock by certain beneficial owners and by management is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1998 in the section entitled "Stock Ownership of Management and Others".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information concerning transactions between management and others and the Company is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1998 in the section entitled "Transactions with Management and Others".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of the registrant and its subsidiaries, are included herein:
              Independent Auditors' Report
              Consolidated Balance Sheets-December 31, 1997 and 1996 Consolidated Statements of Income-Years Ended
                December 31, 1997, 1996, and 1995
              Consolidated Statements of Changes in Shareholders' Equity-
                Years Ended December 31, 1997, 1996, and 1995
              Consolidated Statements of Cash Flows-Years Ended
                December 31, 1997, 1996, and 1995
              Notes to Consolidated Financial Statements - December 31,
                1997, 1996 and 1995

     (2) Financial Statement Schedules are omitted because the required information is not applicable.

     (3) Exhibits

          2.1 Agreement and Plan of Reorganization dated as of October 15, 1997, by and between Texas Regional Bancshares, Inc. and Raymondville Bancorp, Inc.

          2.2 Agreement and Plan of Reorganization dated as of October 20, 1997, by and between Texas Regional Bancshares, Inc. and Brownsville Bancshares, Inc. (incorporated by reference from Form S-4, Commission File No. 333-41959).

          2.3 Agreement and Plan of Reorganization dated as of October 15, 1997, by and between Texas Regional Bancshares, Inc. and TB&T Bancshares, Inc. (incorporated by reference from Form S-4, Commission File No. 333-41945).

          2.4 Agreement and Plan of Reorganization by and between Texas State Bank, McAllen, Texas, First State Bank & Trust Co., Mission, Texas ("First State Bank"), Texas Regional Bancshares, Inc., and certain shareholders of First State Bank, dated as of January 9, 1996 (incorporated by reference from Form 8-K, Commission File No. 0-14517).

          2.5 Agreement and Plan of Reorganization by and between Texas State Bank, McAllen, Texas, The Border Bank, Hidalgo, Texas ("Border Bank"), Texas Regional Bancshares, Inc., and certain shareholders of Border Bank, dated as of January 9, 1996 (incorporated by reference from Form 8-K, Commission File No.
               0-14517).

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

        10.1 Incentive Stock Option Plan (incorporated by reference from Form 10, Commission File No. 0-14517).

        10.2 1985 Non-Statutory Stock Option Plan (incorporated by reference from Form 10, Commission File No. 0-14517).

        10.3 1995 Non-Statutory Stock Option Plan (incorporated by reference from Form S-1, Commission File No. 333-1467).

        10.4 Texas Regional Bancshares, Inc., 1997 Incentive Stock Option Plan (incorporated by reference from Form S-4, Commission File No. 0-14517).

        10.5 Texas Regional Bancshares, Inc., 1997 Nonstarutory Stock Option Plan (incorporated by reference from Form S-4, Commission File No. 0-14517).

        10.6 Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form S-8, Commission File No. 33-39386).

        10.7 Amendment No. 1 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan, adopted July 9, 1991 (incorporated by reference from 1991 Form 10-K, Commission File No. 0-14517).

        10.8 Amendment No. 2 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan, adopted May 12, 1992 (incorporated by reference from 1992 Form 10-K, Commission File No. 0-14517).

        10.9 Amendment No. 3 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan, adopted September 8, 1992, effective January 1, 1992 (incorporated by reference from Form S-1, Commission File No. 33-74992).

        10.10 Amendment No. 4 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions), adopted August 10, 1993 (incorporated by reference from Form S-1, Commission File No. 33-74992).

        10.11 Amendment No. 5 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions), adopted August 10, 1993 (incorporated by reference from 1994 Form 10-K, Commission File No. 0-14517).

        10.12 Amendment No. 6 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provision), adopted as of August 8, 1995 (incorporated by reference from Form S-1, Commission File No. 333-1467).

        10.13 Amendment No. 7 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions), adopted May 21, 1996 (incorporated by reference from 1996 Form 10-K, Commission File No. 0-14517).

        10.14 Amendment No. 8 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions), adopted March 10, 1998.

        10.15 Glen E. Roney Amended and Restated Deferred Compensation Plan dated as of March 11, 1997 (incorporated by reference from Form S-4, Commission File No. 333-41959).

        21    Subsidiaries of the Registrant.

        27    Financial Data Schedule

(b) Reports on Form 8-K

    No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the the three months ended December 31, 1997.

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

                                       Date: March 10, 1998

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                         Title                           Date
----------                        -----                           ----

       /s/Morris Atlas            Director                        March 10, 1998
-------------------------------
          Morris Atlas

       /s/Frank N. Boggus         Director                        March 10, 1998
-------------------------------
          Frank N. Boggus

   /s/George R. Carruthers        Executive Vice President
-------------------------------   & Chief Financial Officer       March 10, 1998
      George R. Carruthers

       /s/Robert G. Farris        Director                        March 10, 1998
-------------------------------
          Robert G. Farris

       /s/Joe M. Kilgore          Director                        March 10, 1998
-------------------------------
          Joe M. Kilgore

 /s/C. Kenneth Landrum,M.D.       Director                        March 10, 1998
-------------------------------
    C. Kenneth Landrum,M.D.

       /s/Glen E. Roney           Chairman of the Board,          March 10, 1998
-------------------------------   President, Chief Executive
          Glen E. Roney           Officer & Director

       /s/Nancy Schultz           Senior Vice President &         March 10, 1998
-------------------------------   Secretary/Treasurer
          Nancy Schultz

       /s/Ann Sefcik              Controller & Assistant          March 10, 1998
-------------------------------   Secretary
          Ann Sefcik

       /s/Julie G. Uhlhorn        Director                        March 10, 1998
-------------------------------
          Julie G. Uhlhorn

                                  Director                        ______________
-------------------------------
          Paul G. Veale

       /s/Jack Whetsel            Director                        March 10, 1998
-------------------------------
          Jack Whetsel


INDEX TO EXHIBITS FILED HEREWITH



                             SEQUENTIALLY
EXHIBIT                        NUMBERED
NUMBER                         EXHIBIT
--------                     ------------


2.1 Agreement and Plan of Reorganization dated as of December 15, 1997, by and between Texas Regional Bancshares, Inc. and Raymondville Bancorp, Inc.

10.14 Amendment No. 8 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions), adopted March 10, 1998.

21    Subsidiaries of the Registrant

27    Financial Data Schedule