Form 10-Q
period 1998-03-31
TEXAS REGIONAL BANCSHARES INC
filed 1998-05-15
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15 (d) of The
                 Securities Exchange Act of 1934

                 For the Quarterly period Ended March 31, 1998

             [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 For the transition period from ___________ to ___________

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

                     Class A Voting Common Stock 14,409,145 shares $1 par value, outstanding as of May 4, 1998.

  PART I.  FINANCIAL INFORMATION.

  Item 1.  Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         March 31,                  December 31,
                                                            --------------------------------       -------------
                                                                1998               1997                 1997
                                                              --------           ---------           ---------
                                                                           (Dollars in Thousands)
Assets
  Cash and Due From Banks ..............................    $    67,826         $    55,461         $    62,268
  Federal Funds Sold ...................................         22,820              37,309              18,985
  Time Deposits ........................................          2,072                 295                 100
                                                            -----------         -----------         -----------
    Total Cash and Cash Equivalents ....................         92,718              93,065              81,353
  Securities Available for Sale ........................        364,496             221,644             324,177
  Securities Held to Maturity (Estimated Market
    Value of $50,990 and $152,828 at
    March 31, 1998 and 1997, respectively,
    and $93,311 at December 31, 1997) ..................         50,577             152,952              92,744
  Loans, Net of Unearned Discount of $3,460
    and $2,257 at March 31, 1998 and 1997,
    respectively and $2,753 at December 31, 1997 .......      1,017,776             857,387             951,316
  Less Allowance for Loan Losses .......................        (12,115)            (11,000)            (11,291)
                                                            -----------         -----------         -----------
    Net Loans ..........................................      1,005,661             846,387             940,025
  Premises and Equipment, Net ..........................         61,510              40,889              52,443
  Accrued Interest Receivable ..........................         18,407              17,405              16,033
  Other Real Estate ....................................          4,020               1,079               3,124
  Intangibles ..........................................         28,967              25,755              24,066
  Other Assets .........................................          5,505               4,829               4,804
                                                            -----------         -----------         -----------
    Total Assets .......................................    $ 1,631,861         $ 1,404,005         $ 1,538,769
                                                            ===========         ===========         ===========
Liabilities
  Deposits
    Demand .............................................    $   229,862         $   198,956         $   208,423
    Savings ............................................        109,176             106,651             101,688
    Money Market Checking and Savings ..................        255,944             237,039             242,839
    Time Deposits ......................................        851,055             701,610             809,833
                                                            -----------         -----------         -----------
      Total Deposits ...................................      1,446,037           1,244,256           1,362,783
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements ....................          1,540                 504               1,801
  Accounts Payable and Accrued Liabilities .............         17,846              13,057              12,630
                                                            -----------         -----------         -----------
    Total Liabilities ..................................      1,465,423           1,257,817           1,377,214
                                                            -----------         -----------         -----------
Commitment and Contingencies
Shareholders' Equity
  Preferred Stock; $1.00 Par Value, 10,000,000
    Shares Authorized; None Issued and Outstanding .....           --                  --                  --
  Common Stock - Class A; $1.00 Par Value, 50,000,000
    Shares Authorized; Issued and Outstanding,
    14,403,484 at March 31, 1998 and December 31,1997
    and 14,356,192 at March 31, 1997, (Notes 3 and 5) ..         14,403              14,356              14,403
  Paid-In Capital ......................................         87,468              86,620              87,078
  Retained Earnings ....................................         63,420              46,384              59,167
  Accumulated Other Comprehensive Income ...............          1,147              (1,172)                907
                                                            -----------         -----------         -----------
    Total Shareholders' Equity .........................        166,438             146,188             161,555
                                                            -----------         -----------         -----------
    Total Liabilities and Shareholders' Equity .........    $ 1,631,861         $ 1,404,005         $ 1,538,769
                                                            ===========         ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS of INCOME and COMPREHENSIVE INCOME (UNAUDITED)

                                                                    Three Months
                                                                    Ended March 31,
                                                              ----------------------------
                                                                1998               1997
                                                              ---------          ---------
                                                      (Dollars in Thousands, Except Per Share Data)
Interest Income
  Loans, Including Fees ....................................  $23,521             $ 20,209
  Investment Securities
    Taxable ................................................    6,303                5,548
    Tax-Exempt .............................................      364                  419
  Time Deposits ............................................       18                    2
  Federal Funds Sold .......................................      356                  503
                                                              -------             --------
    Total Interest Income ..................................   30,562               26,681
                                                              -------             --------
Interest Expense
  Deposits .................................................   13,939               11,589
  Federal Funds Purchased and
    Securities Sold Under Repurchase Agreements ............       28                    6
                                                              -------             --------
    Total Interest Expense .................................   13,967               11,595
                                                              -------             --------
Net Interest Income ........................................   16,595               15,086
Provision for Loan Losses ..................................      941                  623
                                                              -------             --------
    Net Interest Income After Provision for Loan Losses ....   15,654               14,463
                                                              -------             --------
Noninterest Income
  Service Charges on Deposit Accounts ......................    1,829                1,685
  Other Service Charges ....................................      586                  396
  Trust Service Fees .......................................      447                  390
  Investment Security Gains (Losses) .......................      222                  171
  Data Processing Service Fees .............................      341                  262
  Other Operating Income ...................................      537                  315
                                                              -------             --------
    Total Noninterest Income ...............................    3,962                3,219
                                                              -------             --------
Noninterest Expense
  Salaries and Employee Benefits ...........................    4,667                4,609
  Net Occupancy Expense ....................................      778                  665
  Equipment Expense ........................................    1,134                  900
  Other Real Estate (Income) Expense, Net ..................       55                  (19)
  Intangible Asset Amortization ............................      621                  563
  One Time Charge - Acquisitions (Note 6) ..................      682                 --
  Other Noninterest Expense ................................    2,590                2,349
                                                              -------             --------
    Total Noninterest Expense ..............................   10,527                9,067
                                                              -------             --------
Income Before Income Tax Expense ...........................    9,089                8,615
Income Tax Expense .........................................    3,246                2,914
                                                              -------             --------
Net Income .................................................    5,843                5,701
Other Comprehensive Income - Unrealized Gains (Losses)
  on Investment Securities Available for Sale ..............      240               (1,640)
                                                              -------             --------
Comprehensive Income .......................................  $ 6,083             $  4,061
                                                              =======             ========
Basic Earnings Per Common Share (Note 3)
  Net Income ...............................................  $  0.41             $   0.40
  Weighted Average Number of Common Shares
    Outstanding (In Thousands) .............................   14,403               14,356
Diluted Earnings Per Common Share (Note 3)
  Net Income ...............................................  $  0.40             $   0.39
  Weighted Average Number of Common Shares
    Outstanding (In Thousands) .............................   14,648               14,589
                                                              =======             ========

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY (UNAUDITED) For the Year Ended December 31, 1997 And the Three Months Ended March 31, 1998

                                                                                               Accumulated
                                                     Class A                                       Other          Total
                                                     Common         Paid-in        Retained    Comprehensive   Shareholders'
                                                      Stock         Capital        Earnings        Income         Equity
                                                    ---------     ----------      ----------   -------------   -------------
                                                                             (Dollars in Thousands)

Balance, December 31, 1996 .....................     $10,000       $ 86,620        $ 46,225        $  468       $ 143,313
Exercise of stock options,
 35,814 shares of Class A
 Common Stock ..................................          36            458            --            --               494
Other Comprehensive Income
 for 1997 ......................................        --             --              --             439             439
Class A Common Stock Cash Dividends -
 Texas Regional Bancshares, Inc. ...............        --             --            (4,803)         --            (4,803)
Common Stock Cash Dividends - Acquisitions .....        --             --            (1,006)         --            (1,006)
Class A Common Stock 3-for-2 Stock Split .......       4,367           --            (4,371)         --                (4)
Net Income .....................................        --             --            23,122          --            23,122
                                                     -------       --------        --------        ------       ---------
Balance, December 31, 1997 .....................      14,403         87,078          59,167           907         161,555
Other Comprehensive Income
 for 1998 ......................................        --             --              --             240             240
Class A Common Stock
 Cash Dividends ................................        --             --            (1,590)         --            (1,590)
Cash Dividends Paid on Fractional Shares .......        --               (8)           --            --                (8)
Tax Effect of Nonqualified Stock Options
 Exercised .....................................        --              398            --            --               398
Net Income for the Three Months
 Ended March 31, 1998 ..........................        --             --             5,843          --             5,843
                                                     -------       --------        --------        ------       ---------
Balance, March 31, 1998 ........................     $14,403       $ 87,468        $ 63,420        $1,147       $ 166,438
                                                     =======       ========        ========        ======       =========

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
Three Months Ended March 31, 1998 and 1997

                                                                                       1998            1997
                                                                                    ---------        --------
                                                                                      (Dollars in Thousands)
Cash Flows from Operating Activities
  Net Income ...................................................................    $  5,843         $  5,701
  Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities
      Depreciation, Amortization and Accretion, Net ............................         802              841
      Provision for Loan Losses ................................................         941              623
      Provision for Estimated Losses on Other Real Estate and Other Assets .....        --                 19
      Gain on Sales of Other Real Estate .......................................         (34)             (48)
      Gain on Sale of Securities Available for Sale ............................        (222)            (171)
      (Gain) Loss on Sale of Premises and Equipment ............................        (159)              (1)
      (Gain) Loss on Sale of Other Assets ......................................          (4)               5
      (Increase) Decrease in Accrued Interest Receivable and Other Assets ......      (1,358)          13,968
      Increase in Accounts Payable and Accrued Liabilities .....................       2,408            2,616
                                                                                    --------         --------
Net Cash Provided by Operating Activities ......................................       8,217           23,553
                                                                                    --------         --------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale .........................      47,999           12,897
  Proceeds from Maturing Securities Available for Sale .........................      47,704           23,552
  Purchases of Securities Available for Sale ...................................     (74,124)         (67,698)
  Proceeds from Maturing Securities Held to Maturity ...........................         979           18,675
  Purchases of Securities Held to Maturity .....................................        --             (2,335)
  Proceeds from Sale of Loans ..................................................        --                 39
  Purchases of Loans ...........................................................        (294)            (232)
  Loan Originations and Advances ...............................................     (42,290)         (39,829)
  Recoveries of Charged-Off Loans ..............................................         169              320
  Proceeds from Sale of Other Assets ...........................................         155               59
  Proceeds from Sale of Other Real Estate ......................................         167              315
  Proceeds from Sale of Premises and Equipment .................................         447                1
  Purchases of Premises and Equipment ..........................................      (7,583)          (1,383)
                                                                                    --------         --------
Net Cash Provided by (Used In) Investing Activities ............................     (26,671)         (46,619)
                                                                                    --------         --------
Cash Flows from Financing Activities
  Net Increase (Decrease) in Demand, Savings, Money
    Market Checking and Savings Deposit Accounts ...............................      14,106           (8,885)
  Net Increase in Time Deposits ................................................      12,690           37,505
  Net Decrease in Securities Sold
    Under Repurchase Agreements ................................................      (1,085)            (128)
  Cash Dividends Paid on Class A Common Stock (Note 5) .........................      (1,442)          (1,074)
  Cash Dividends Paid on Fractional Shares .....................................          (8)            --
  Tax Effect of Nonqualified Stock Options Exercised ...........................         398             --
  Net Cash and Cash Equivalents Received from Acquisition ......................       5,160             --
                                                                                    --------         --------
Net Cash Provided by Financing Activities ......................................      29,819           27,418
                                                                                    --------         --------
Increase in Cash and Cash Equivalents ..........................................      11,365            4,352
Cash and Cash Equivalents at Beginning of Year .................................      81,353           88,713
                                                                                    --------         --------
Cash and Cash Equivalents at End of Quarter ....................................    $ 92,718         $ 93,065
                                                                                    ========         ========
Supplemental Disclosures of Cash Flow Information
  Interest Paid ................................................................    $ 13,656         $ 11,545
  Income Taxes Paid ............................................................       4,143              173
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable .....    $  1,005         $    503
                                                                                    ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
NOTES to UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, the unaudited consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All such adjustments were of a normal and recurring nature. The unaudited consolidated financial statements include Texas Regional Bancshares, Inc. and its subsidiaries (the "Company"). Intercompany balances and transactions have been eliminated.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ("Statement 130") "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement 130 is effective for fiscal years beginning after December 15, 1997. The provisions of Statement 130 were adopted by the Company as of January 1, 1998. The adoption of Statement 130 did not have a material impact on the Company's financial position, results of operation, or liquidity.

NOTE 2-IMPAIRED LOANS

At March 31, 1998, the Company had a $7.9 million recorded investment in impaired loans for which there was a related allowance for loan losses of $846,000. At March 31, 1998, the Company has no investments in impaired loans for which there was no related allowance for loan losses. The average level of impaired loans during the three months ended March 31, 1998 was $8.2 million. The Company recorded interest income of $30,000 on its loans during the three months ended March 31, 1998.

NOTE 3-EARNINGS PER COMMON SHARE COMPUTATIONS

The number of shares outstanding and related earnings per share ("EPS") amounts have been restated to retroactively give effect for the 1997 three-for-two stock split.

The table below presents a reconciliation of basic and diluted earnings per share computations for the three months ended March 31, 1998 and 1997.


(Dollars in thousands, except per share data)              1998          1997
                                                        -----------  -----------
Net income available to common shareholders ..........  $     5,843  $     5,701
                                                        -----------  -----------
Weighted average number of common shares outstanding
  used in basic EPS calculation ......................   14,403,484   14,356,192
Add assumed exercise of outstanding stock options as
  adjustments for dilutive securities ................      244,724      232,682
                                                        -----------  -----------
Weighted average number of common shares
  outstanding used in diluted EPS calculations .......   14,648,208   14,588,874
                                                        -----------  -----------
Basic EPS ............................................  $      0.41  $      0.40
Diluted EPS ..........................................         0.40         0.39
                                                        ===========  ===========

NOTE 4-INCOME TAX

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

NOTE 5-COMMON STOCK

On March 10, 1998, the Board of Directors approved a cash dividend of $0.11 per share for shareholders of record on April 8, 1998 and payable on April 15, 1998.

NOTE 6-ACQUISITIONS

On February 19,1998, the Company completed the acquisition of three bank holding companies and their three subsidiary banks. The acquisition of Brownsville Bancshares, Inc. and its subsidiary, Brownsville National Bank, includes two banking locations in Brownsville, Cameron County, Texas, with assets of approximately $100.1 million, equity of $12.1 million, loans of $42.6 million, and deposits of $87.2 million. This acquisition was achieved by the exchange of 984,806 shares of Texas Regional stock for all of the outstanding shares of Brownsville Bancshares, Inc. and cancellation of outstanding stock options. Brownsville National Bank was merged with and into Texas State Bank.

The second acquisition was TB&T Bancshares, Inc. and its subsidiary, Texas Bank and Trust of Brownsville, Cameron County, Texas. Texas Bank and Trust of Brownsville assets totaled approximately $44.9 million, equity of $4.1 million, loans of $21.9 million, and deposits of $40.3 million. This acquisition was achieved by exchange of 308,039 shares of Texas Regional stock for all of the outstanding shares of TB&T Bancshares, Inc., a portion of which are retained in a holdback escrow account pending resolution of certain claims. Texas Bank and Trust of Brownsville was merged with and into Texas State Bank.

The third acquisition was Raymondville Bancorp, Inc. and its subsidiary, Bank of Texas. Bank of Texas is headquartered in Raymondville, Willacy County, Texas, with one additional banking facility in Brownsville, Texas. The shareholder of Raymondville Bancorp, Inc. received cash consideration of $9.6 million in this acquisition, and Texas Regional paid $100,000 in consideration for a covenant not to compete. Texas Regional discharged approximately $330,000 of existing Raymondville Bancorp, Inc. indebtedness. Bank of Texas assets total approximately $63.7 million, equity of $5.1 million, loans of $25.5 million, and deposits of $56.5 million. Bank of Texas was merged with and into Texas State Bank.

The acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. are accounted for under the pooling-of-interest method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. The acquisition of Raymondville Bancorp, Inc. was accounted for under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998. The One Time Charge - Acquisitions cost of $682,000 were expenses related to effecting business combinations accounted for by the pooling-of-interests method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Review
Texas Regional Bancshares, Inc. and Subsidiaries

Results of Operations

Net income for the three months ended March 31, 1998 was $5.8 million or $0.40 per share, reflecting a net increase of $142,000 or $0.01 per share, compared to net income of $5.7 million or $0.39 per share for the three months ended March 31, 1997 and reflects a net increase of $25,000 compared to net income of $5.8 million or $0.40 per share for the three months ended December 31, 1997. Earnings performance for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 reflected an increase in net interest income and an increase in noninterest income, partially offset by an increase in provision for loan losses and noninterest expense. Earnings performance for the three months ended March 31, 1998 compared to three months ended December 31, 1997 reflected an increase in net interest income and noninterest income offset by an increase in noninterest expense. A more detailed description of the results of operations is included in the material that follows.

On February 19,1998, Texas Regional Bancshares, Inc. (the "Corporation") completed the acquisition of three bank holding companies and their three subsidiary banks. Each of the three subsidiary banks acquired were merged with and into Texas State Bank (the "Bank"), the principal operating subsidiary of the Corporation (collectively, the "Company"). The acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. were accounted for under the pooling-of-interest method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. The acquisition of Raymondville Bancorp, Inc. (the "Raymondville Acquisition") was accounted for under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998.

The following table presents selected financial data regarding results of operations:


Condensed Quarterly Income
Statements Taxable-Equivalent Basis
(Dollars in Thousands,
Except Per Share Data)

                                              1998                                    1997
                                            --------       ---------------------------------------------------------
                                             First          Fourth          Third           Second          First
                                            Quarter         Quarter         Quarter         Quarter         Quarter
                                           --------        --------        ---------       ---------       ---------
Interest Income ........................    $30,915         $29,992         $28,977         $28,237         $27,094
Interest Expense .......................     13,967          13,818          13,207          11,998          11,595
                                            -------         -------         -------         -------         -------
Net Interest Income ....................     16,948          16,174          15,770          16,239          15,498
Provision for Loan Losses ..............        941           1,166             695             463             623
Noninterest Income .....................      3,962           3,403           3,231           3,119           3,219
Noninterest Expense ....................     10,527           9,229           8,958           9,916           9,067
                                            -------         -------         -------         -------         -------
Income Before Taxable-Equivalent
  Adjustment and Income Tax ............      9,442           9,182           9,348           8,979           9,027
Taxable-Equivalent Adjustment ..........        353             367             380             395             413
Applicable Income Tax Expense ..........      3,246           2,997           3,004           2,945           2,914
                                            -------         -------         -------         -------         -------
Net Income .............................    $ 5,843         $ 5,818         $ 5,964         $ 5,639         $ 5,701
                                            =======         =======         =======         =======         =======
Net Income Per Common Share

  Basic ................................    $  0.41         $  0.40         $  0.41         $  0.39         $  0.40
  Diluted ..............................       0.40            0.40            0.41            0.39            0.39
                                            =======         =======         =======         =======         =======

 * Taxable-Equivalent basis assuming a 35% tax rate.

The Company paid cash and used the purchase method in accounting for certain recent acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" earnings represent the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.

The following table reconciles reported net income to net income excluding intangible assets amortization ("cash" earnings):

Cash Earnings
Taxable-Equivalent Basis*
(Dollars in Thousands,
Except Per Share Data)

                                        1998                                        1997
                                     ---------         ----------------------------------------------------------------
                                      First             Fourth            Third             Second            First
                                      Quarter           Quarter           Quarter           Quarter           Quarter

Reported Net Income .............    $   5,843         $   5,818         $   5,964         $   5,639         $   5,701
Intangible Amortization .........          621               563               563               563               563
Income Tax Adjustment ...........         (123)             (111)             (111)             (111)             (111)
                                     ---------         ---------         ---------         ---------         ---------
Cash Earnings ...................    $   6,341         $   6,270         $   6,416         $   6,091         $   6,153
                                     =========         =========         =========         =========         =========
Cash Earnings Per Common Share
  Basic .........................    $    0.44      $       0.44      $       0.45      $       0.42      $       0.43
  Diluted .......................         0.43              0.43              0.44              0.42              0.42
Cash Earnings Return on
 Average Assets .................         1.62%             1.65%             1.74%             1.74%             1.80%
Cash Earnings Return on
 Average Shareholders' Equity ...        15.59             15.46             16.38             16.37             17.08
                                     =========         =========         =========         =========         =========

 * Taxable-Equivalent basis assuming a 35% effective income tax rate.

NET INTEREST INCOME

Taxable-equivalent net interest income was $16.9 million for the three months ended March 31, 1998, a net increase of $1.5 million or 9.4% compared to the three months ended March 31, 1997 of $15.5 million and reflects a net increase of $774,000 or 4.8% compared to net interest income of $16.2 million for the three months ended December 31, 1997. The increase in net interest income for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 and the three months ended December 31, 1997, primarily reflects the increase in the volume of interest-earning assets exceeding the increase in volume of interest-bearing liabilities, partially attributable to the Raymondville Acquisition.

The net yield on total interest-earning assets, also referred to as net interest margin, of 4.81% for the three months ended March 31, 1998 reflects a decrease of 21 basis points compared to 5.02% for the three months ended March 31, 1997 and reflects a decrease of 15 basis points compared to 4.96% for the three months ended December 31, 1997. The decline in the net interest margin for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 and three months ended December 31, 1997, was primarily attributable to the increase in deposit costs as a result of competition.

The following table presents for the three months ended March 31, 1998, December 31, 1997 and March 31, 1997, the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective income tax rate.

Summary of Interest-Earning
Assets and Interest-Bearing
Liabilities
Taxable-Equivalent Basis
(Dollars in Thousands)

                                                                         Three Months Ended
                              -----------------------------------------------------------------------------------------------------
                                        March 31, 1998                    December 31, 1997                   March 31, 1997
                              ---------------------------------   ------------------------------    -------------------------------
                               Average                   Yield/     Average               Yield/      Average               Yield/
                               Balance    Interest       Rate*      Balance  Interest     Rate*       Balance   Interest    Rate*
                             -----------  ---------   ---------   ---------  --------   --------    ----------  --------   --------
Interest-Earning Assets
Loans
  Commercial ...............  $  342,401   $ 8,010        9.49%   $  312,806  $ 7,484       9.49%   $  294,880  $ 7,059        9.71%
  Real Estate ..............     539,122    13,146        9.89       517,403   12,909       9.90       462,752   11,369        9.96
  Consumer .................     100,544     2,537       10.23        89,796    2,352      10.39        78,029    1,974       10.26
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Total Loans ................     982,067    23,693        9.78       920,005   22,745       9.81       835,661   20,402        9.90
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Investment Securities
  Taxable ..................     392,570     6,303        6.51       382,206    6,179       6.41       350,226    5,548        6.42
  Tax-Exempt ...............      27,666       545        7.99        26,012      533       8.13        28,283      638        9.13
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Total Investment Securities      420,236     6,848        6.61       408,218    6,712       6.52       378,509    6,186        6.63
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Time Deposits ..............       1,167        18        6.25           101        2       6.62           295        2        3.32
Federal Funds Sold .........      25,752       356        5.61        37,825      533       5.59        38,311      503        5.33
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Total Interest-Earning
  Assets ...................  $1,429,222    30,915        8.77    $1,366,149   29,992       8.71    $1,252,776   27,093        8.77
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Interest-Bearing Liabilities
Savings ....................  $  104,425       767        2.98    $   99,389      786       3.14    $  105,306      830        3.20
Money Market Checking and
 Savings ...................     252,859     1,844        2.96       245,865    2,037       3.29       245,654    1,720        2.84
Time Deposits ..............     838,400    11,328        5.48       798,039   10,966       5.45       683,881    9,039        5.36
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Total Savings and Time
 Deposits ..................   1,195,684    13,939        4.73     1,143,293   13,789       4.78     1,034,841   11,589        4.54
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Federal Funds Purchased and
  Securities Sold Under
   Repurchase Agreements ...       2,004        28        5.67         2,111       29       5.45           540        6        4.51
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Total Interest-Bearing
  Liabilities ..............  $1,197,688    13,967        4.73    $1,145,404   13,818       4.79    $1,035,381   11,595        4.54
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Net Interest Income ........               $16,948                            $16,174                           $15,498
                              ----------   -------   ----------   ----------  -------  ----------   ----------  -------  ----------
Net Yield on Total
 Interest-Earning Assets ...                              4.81%                             4.96%                             5.02%
                              ==========   =======   ==========   ==========  =======  ==========   ==========  =======  ==========

* Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest- bearing liabilities for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997. Nonaccrual loans are included in assets, thereby reducing yields. See "Nonperforming Assets". The allocation of the rate/volume variance has been made pro rata on the percentage that volume and rate variances produce in each category.

Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis

Three Months Ended March 31,
1998 Compared to March 31, 1997
(In Thousands)

                                                                                Due to Change in
                                               Net               ----------------------------------------------
                                              Change             Volume              Rate           Rate/Volume
                                             -------            --------            -------         -----------
Interest Income
  Loans, Including Fees ................     $ 3,291             $ 3,574             $(247)            $ (36)
  Investment Securities
    Taxable ............................         755                 670                78                 7
    Tax-Exempt .........................         (93)                (14)              (80)                1
  Time Deposits ........................          16                   7                 2                 7
  Federal Funds Sold ...................        (147)               (165)               26                (8)
                                             -------             -------             -----             -----
   Total Interest Income ...............       3,822               4,072              (221)              (29)
                                             -------             -------             -----             -----
Interest Expense
  Deposits .............................       2,350               1,801               485                64
  Federal Funds Purchased
    and Securities Sold
    Under Repurchase Agreements ........          22                   8                 6                 8
                                             -------             -------             -----             -----
Total Interest Expense .................       2,372               1,809               491                72
                                             -------             -------             -----             -----
Net Interest Income Before
  Allocation Of Rate/Volume ............       1,450               2,263              (712)             (101)
                                             -------             -------             -----             -----
Allocation of Rate/Volume ..............        --                   (85)              (16)              101
                                             -------             -------             -----             -----
Changes in Net Interest Income .........     $ 1,450             $ 2,178             $(728)            $--
                                             =======             =======             =====             =====

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1998 of $941,000 reflects an increase of $318,000 or 51.0% compared to $623,000 for the three months ended March 31, 1997 and was primarily attributable to new loan growth. See "Allowance For Loan Losses."

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 1998 of $4.0 million increased $743,000 or 23.1% compared to $3.2 million for the three months ended March 31, 1997 and increased $559,000 or 16.4% compared to $3.4 million for the three months ended December 31, 1997. The increase in noninterest income for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 and three months ended December 31, 1997 was primarily attributable to the increased volume of business conducted by the Company, including the Raymondville Acquisition. The Other Operating Income for the three months ended March 31, 1998 of $537,000 includes a gain on the sale of bank real estate of $158,000.

The following table summarizes the major noninterest income categories:

Noninterest Income
(In Thousands)

                                                1998                                 1997
                                               ------       -----------------------------------------------------
                                                First        Fourth          Third         Second          First
                                               Quarter       Quarter        Quarter        Quarter        Quarter
Service Charges on Deposit Accounts .......    $1,829         $1,836         $1,751         $1,737         $1,685
Other Service Charges .....................       586            440            409            361            396
                                               ------         ------         ------         ------         ------
Total Service Charges .....................     2,415          2,276          2,160          2,098          2,081
Trust Service Fees ........................       447            441            425            435            390
Investment Securities Gains (Losses) ......       222            214            215            134            171
Data Processing Service Fees ..............       341            286            260            272            262
Other Operating Income ....................       537            186            171            180            315
                                               ------         ------         ------         ------         ------
 Total ....................................    $3,962         $3,403         $3,231         $3,119         $3,219
                                               ======         ======         ======         ======         ======

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 1998 of $10.5 million increased $1.5 million or 16.1% compared to the three months ended March 31, 1997 of $9.1 million and increased $1.3 million or 14.1% compared to the three months ended December 31, 1997 of $9.2 million. The increase for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 was primarily attributable to the increased volume of business conducted by the Company, including the Raymondville Acquisition.

The largest category of noninterest expense, Salaries and Employee Benefits ("Personnel"), of $4.7 million for the three months ended March 31, 1998 reflected a slight increase of $58,000 or 1.3% compared to the three months ended March 31, 1997 and an increase of $346,000 or 8.0% compared to the three months ended December 31, 1997. Personnel expense increased for the three months ended March 31, 1998 compared to the three months ended December 31, 1997 primarily due to staffing increases, including the staff acquired as a result of the Raymondville Acquisitions.

 Net Occupancy expense of $778,000 for the three months ended March 31, 1998 increased $113,000 or 17.0% compared to $665,000 for the three months ended March 31, 1997 and increased $173,000 or 28.6% compared to $605,000 for the three months ended December 31, 1997. The Net Occupancy expense increase for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 and three months ended December 31, 1997 was primarily due to the occupancy expenses associated with the Raymondville Acquisition and the new Edinburg branch which was opened for business in December 1997.

Equipment expense of $1.1 million for the three months ended March 31, 1998 increased $234,000 or 26.0% compared to $900,000 for the three months ended March 31, 1997 and increased $210,000 or 22.7% compared to the three months ended December 31, 1997. Equipment expense increased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily due to expenses associated with the equipment acquired to service the Company's increasing customer base and partially due to the Raymondville Acquisition.

The One Time Charge - Acquisitions cost of $682,000 were expenses related to effecting business combinations accounted for by the pooling-of-interests method.

Other Noninterest expense of $2.6 million for the three months ended March 31, 1998 increased $241,000 or 10.3% compared to $2.3 million for the three months ended March 31, 1997 and decreased $242,000 or 9.3% compared to the three months ended December 31, 1997. Other Noninterest expense increased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily due to an increased volume of business conducted by the Company.

The following table displays the major noninterest expense categories:

Noninterest Expense
(Dollars in Thousands)

                                                    1998                                 1997
                                                  ---------      -----------------------------------------------------
                                                    First         Fourth        Third          Second           First
                                                   Quarter        Quarter       Quarter        Quarter         Quarter
                                                  --------        -------       --------       --------       --------
Salaries and Employee Benefits
  Salaries and Wages ........................     $  3,814        $ 3,584        $ 3,392        $ 3,706        $ 3,762
  Employee Benefits .........................          853            737            779            885            847
                                                  --------        -------        -------        -------        -------
   Total Salaries and Employee Benefits .....        4,667          4,321          4,171          4,591          4,609
                                                  --------        -------        -------        -------        -------
Net Occupancy Expense .......................          778            605            721            696            665
                                                  --------        -------        -------        -------        -------
Equipment Expense ...........................        1,134            924            989            965            900
                                                  --------        -------        -------        -------        -------
Other Real Estate (Income) Expense, Net
  Rent Income ...............................          (14)            (9)           (12)           (32)           (18)
  Gain on Sale ..............................          (34)           (78)            11           --              (48)
  Expense ...................................          103             71             72             77             47
  Write-Downs ...............................         --             --               24           --             --
                                                  --------        -------        -------        -------        -------
    Total Other Real Estate (Income)
     Expense, Net ...........................           55            (16)            95             45            (19)
                                                  --------        -------        -------        -------        -------
Intangible Asset Amortization ...............          621            563            563            563            563
                                                  --------        -------        -------        -------        -------
Impairment Loss .............................         --             --             --              630           --
                                                  --------        -------        -------        -------        -------
One Time Charge - Acquisitions ..............          682           --             --             --             --
                                                  --------        -------        -------        -------        -------
Other Noninterest Expense
  Advertising and Public Relations ..........          322            390            319            320            343
  Data Processing and Check Clearing ........          295            286            257            292            285
  Director Fees .............................          124            122            120            132            141
  Franchise Tax .............................          137            133            133            165            102
  Insurance .................................           92             85            101             62             79
  FDIC Insurance ............................           38             34             35             40             41
  Legal Fees ................................          348            333            323            265            129
  Professional Fees .........................          173            205            181            184            205
  Postage, Delivery and Freight .............          204            177            162            169            181
  Stationery and Supplies ...................          341            272            258            255            271
  Telephone .................................          132            109            103            110            111
  Other Losses ..............................           56            383            169            120            165
  Miscellaneous Expenses ....................          328            303            258            312            296
                                                  --------        -------        -------        -------        -------
    Total Other Noninterest Expense .........        2,590          2,832          2,419          2,426          2,349
                                                  --------        -------        -------        -------        -------
    Total ...................................     $ 10,527        $ 9,229        $ 8,958        $ 9,916        $ 9,067
                                                  ========        =======        =======        =======        =======

BALANCE SHEET ANALYSIS

Average interest-earning assets of $1.4 billion for the three months ended March 31, 1998 increased $176.4 million or 14.1% compared to $1.3 billion for the three months ended March 31, 1997 and $63.1 million or 4.6% compared to $1.4 billion for three months ended December 31, 1997. Management's continued focus on lending has resulted in average loans increasing $146.4 million or 17.5% to $982.1 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 levels of $835.7 million and increased $62.1 million or 6.7% compared to the three months ended December 31, 1997 levels of $920.0 million. Total average investments increased $41.7 million to $420.2 million for the three months ended March 31, 1998 compared to three months ended March 31, 1997 of $378.5 million and increased $12.0 million or 2.9% compared to the three months ended December 31, 1997 levels of $408.2 million. Total average assets increased $198.8 million or 14.3% to $1.6 billion for the three months ended March 31, 1998 compared to three months ended March 31, 1997 levels of $1.4 billion and $76.3 million or 5.1% compared to the three months ended December 31, 1997 levels of $1.5 billion. The net increase in each of the categories discussed was partially attributable to the Raymondville Acquisition. Average interest-bearing deposits increased $160.8 million or 15.5% to $1.2 billion for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 levels of $1.0 billion and $52.4 million or 4.6% compared to the three months ended December 31, 1997 levels of $1.1 billion.

Average Total Demand Deposits increased $14.4 million or 7.5% to $207.9 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 levels of $193.5 million and increased $17.3 million or 9.1% compared to $190.6 million for the three months ended December 31, 1997.

Management attributes the strong growth in average assets and deposits for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily to the on-going marketing efforts of the Company and partially due to the Raymondville Acquisition. The following table presents the consolidated average balance sheets:

Average Balance Sheets
(In Thousands)

                                                1998                                       1997
                                             ----------      -----------------------------------------------------------------
                                              First             Fourth            Third             Second            First
                                              Quarter           Quarter           Quarter           Quarter           Quarter
Assets
Loans ................................      $   982,067       $   920,005       $   887,852       $   859,795       $   835,661
Investment Securities
  Taxable ............................          392,570           382,206           355,967           351,496           350,226
  Tax-Exempt .........................           27,666            26,012            25,319            25,678            28,283
Federal Funds Sold ...................           25,752            37,825            53,693            28,449            38,311
Time Deposits ........................            1,167               101               279               295               295
                                            -----------       -----------       -----------       -----------       -----------
Total Interest-Earning Assets ........        1,429,222         1,366,149         1,323,110         1,265,713         1,252,776
Cash and Due from Banks ..............           58,155            55,450            55,469            56,176            54,956
Bank Premises and Equipment, Net .....           57,234            49,021            43,531            41,727            40,635
Other Assets .........................           52,292            49,056            50,220            50,876            48,932
Allowance for Loan Losses ............          (11,775)          (10,874)          (11,131)          (11,333)          (11,004)
                                            -----------       -----------       -----------       -----------       -----------
Total ................................      $ 1,585,128       $ 1,508,802       $ 1,461,199       $ 1,403,159       $ 1,386,295
                                            -----------       -----------       -----------       -----------       -----------
Liabilities
Demand Deposits
 Commercial and Individual ...........      $   202,143       $   185,582       $   185,301       $   186,947       $   185,915
 Public Funds ........................            5,777             5,047             5,008             7,143             7,559
                                            -----------       -----------       -----------       -----------       -----------
Total Demand Deposits ................          207,920           190,629           190,309           194,090           193,474
                                            -----------       -----------       -----------       -----------       -----------
Savings
  Commercial and Individual ..........          103,715            98,733            98,974           102,612           104,623
  Public Funds .......................              710               656               646               687               683
Money Market Checking
   and Savings Accounts
  Commercial and Individual ..........          207,380           198,447           204,491           200,322           198,834
  Public Funds .......................           45,479            47,418            32,368            38,364            46,820
Time Deposits
  Commercial and Individual ..........          660,936           661,291           629,647           580,711           569,176
  Public Funds .......................          177,464           136,748           137,610           124,665           114,705
                                            -----------       -----------       -----------       -----------       -----------
Total Interest-Bearing Deposits ......        1,195,684         1,143,293         1,103,736         1,047,361         1,034,841
                                            -----------       -----------       -----------       -----------       -----------
Total Deposits .......................        1,403,604         1,333,922         1,294,045         1,241,451         1,228,315
                                            -----------       -----------       -----------       -----------       -----------
Federal Funds Purchased and
 Securities Sold Under
  Repurchase Agreements ..............            2,004             2,111               152             1,148               540
Other Liabilities ....................           14,585            11,867            11,573            11,311            11,313
Shareholders' Equity .................          164,935           160,902           155,429           149,249           146,127
                                            -----------       -----------       -----------       -----------       -----------
Total ................................      $ 1,585,128       $ 1,508,802       $ 1,461,199       $ 1,403,159       $ 1,386,295
                                            ===========       ===========       ===========       ===========       ===========

RISK ANALYSIS OF THE LOAN PORTFOLIO

Total loans at March 31, 1998 of $1.0 billion increased $160.4 million or 18.7% compared to March 31, 1997 levels of $857.4 million and increased $66.5 million or 7.0% compared to December 31, 1997 levels of $951.3 million. The increase in total loans at March 31, 1998 compared to total loans at March 31, 1997 and December 31 ,1997, was primarily attributable to Management's efforts to improve the mix of earning assets and the Raymondville Acquisition. The Company's loans are widely diversified by borrower and industry group. Loan demand remains strong which is reflective of the positive economic growth in the Company's trade area.

The following table presents the composition of the loan portfolio for the last five quarters:

Loan Portfolio Composition
(In Thousands)

                                        1998                                     1997
                                  -----------        -----------------------------------------------------------
                                     First           Fourth           Third            Second           First
                                    Quarter          Quarter          Quarter          Quarter          Quarter
Commercial ...................    $  270,730         $249,819         $232,083         $232,477         $227,594
Commercial Tax-Exempt ........        29,426           29,024           31,330           33,046           34,086
                                  ----------         --------         --------         --------         --------
Total Commercial Loans .......       300,156          278,843          263,413          265,523          261,680
                                  ----------         --------         --------         --------         --------
Agricultural .................        57,956           51,346           39,899           42,064           41,912
                                  ----------         --------         --------         --------         --------
Real Estate
  Construction ...............        65,413           69,477           59,661           57,549           55,932
  Commercial Mortgage ........       323,058          304,215          294,293          289,334          270,756
  Agricultural Mortgage ......        35,068           31,949           30,630           29,448           29,217
  1-4 Family Mortgage ........       128,196          122,043          120,724          117,720          118,765
                                  ----------         --------         --------         --------         --------
Total Real Estate ............       551,735          527,684          505,308          494,051          474,670
                                  ----------         --------         --------         --------         --------
Consumer .....................       107,929           93,443           86,720           83,332           79,125
                                  ----------         --------         --------         --------         --------
Total Loans ..................    $1,017,776         $951,316         $895,340         $884,970         $857,387
                                  ==========         ========         ========         ========         ========

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

Nonperforming assets at March 31, 1998 of $12.1 million increased $4.2 million or 52.9% when compared to the March 31, 1997 balance of $7.9 million and increased $383,000 or 3.2% when compared to the December 31, 1997 balance of $11.7 million Nonperforming assets as a percentage of total loans and foreclosed assets increased to 1.18% at March 31, 1998 compared to 0.92% at March 31, 1997. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

Loans which are contractually past due 90 days or more which are both well secured or guaranteed by financially responsible third parties and in are the process of collection generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at March 31, 1998 of $5.7 million reflects a decrease of $2.3 million compared to the March 31, 1997 level of $8.0 million and reflects an increase of $2.4 million or 72.9% compared to the December 31, 1997 level of $3.3 million. The increase in loans past due 90 days or more at March 31, 1998 compared to past due loans 90 days or more at December 31, 1997 is primarily attributable to loans secured by real estate. Management believes that no material loss will be incurred.

Total cross-border credits of $7.6 million or 0.75% of total loans outstanding at March 31, 1998 reflect a slight decline when compared to the total cross-border credits of $7.7 million at March 31, 1997 and December 31, 1997. Total nonaccrual cross-border credits of $2.9 million at March 31, 1998 reflect a decrease of $500,000 when compared to the $3.4 million balance at March 31, 1997 and remain unchanged when compared to the total nonaccrual cross-border credits at December 31, 1997. The decrease in cross-border nonaccrual credits was due to loan collections.

An analysis of the components of nonperforming assets for the last five quarters is presented in the following table:

Nonperforming Assets
(Dollars in Thousands)

                                                      1998                                1997
                                                    ---------     -----------------------------------------------------
                                                    First          Fourth         Third          Second         First
                                                    Quarter        Quarter        Quarter        Quarter        Quarter
Nonaccrual Loans ................................   $ 7,887        $ 8,355        $ 8,615        $ 7,024        $ 6,665
Renegotiated Loans ..............................      --             --             --             --             --
                                                    -------        -------        -------        -------        -------
Nonperforming Loans .............................     7,887          8,355          8,615          7,024          6,665
Foreclosed Assets
 (Primarily Other Real Estate) ..................     4,182          3,331          2,868          2,930          1,228
                                                    -------        -------        -------        -------        -------
Total Nonperforming Assets ......................    12,069         11,686         11,483          9,954          7,893
Accruing Loans 90 Days or More Past Due .........     5,683          3,287          3,139          6,658          8,004
                                                    -------        -------        -------        -------        -------
Total Nonperforming Assets and Accruing
Loans 90 Days or More Past Due ..................   $17,752        $14,973        $14,622        $16,612        $15,897
                                                    -------        -------        -------        -------        -------
Nonperforming Loans as a % of Total Loans .......      0.77%          0.88%          0.96%          0.79%          0.78%
Nonperforming Assets as a % of Total
 Loans and Foreclosed Assets ....................      1.18           1.22           1.28           1.12           0.92
Nonperforming Assets as a % of  Total Assets ....      0.74           0.76           0.78           0.70           0.56
Nonperforming Assets and Accruing
 Loans 90 Days or More Past Due
 as a % of Total Loans and Foreclosed Assets ....      1.74           1.57           1.63           1.87           1.85
                                                    =======        =======        =======        =======        =======

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 1998 of $12.1 million increased $1.1 million or 10.1% compared to the March 31, 1997 balance of $11.0 million and increased $824,000 or 7.3% compared to the December 31, 1997 balance of $11.3 million. The allowance for loan losses at March 31, 1998 is 1.19% of loans outstanding, net of unearned discount. Management believes that the allowance for loan losses at March 31, 1998, adequately reflects the risks in the loan portfolio. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

The following table summarizes the transactions in the allowance for loan losses:

Allowance for Loan Loss Activity
(Dollars in Thousands)

                                                  1998                                 1997
                                               ----------       ----------------------------------------------------
                                                 First          Fourth         Third          Second         First
                                                 Quarter        Quarter        Quarter        Quarter        Quarter
Balance at Beginning of Period ...............   $11,291        $10,599        $11,187        $11,000        $10,806
Balance from Acquisitions ....................       308           --             --             --             --
Provision for Loan Losses ....................       941          1,166            695            463            623
Charge-Offs
  Commercial .................................       228            170            950            165            493
  Agricultural ...............................        13            275            155             47           --
  Real Estate ................................       120             27             25              1              6
  Consumer ...................................       233            165            247            244            251
                                                 -------        -------        -------        -------        -------
Total Charge-Offs ............................       594            637          1,377            457            750
                                                 -------        -------        -------        -------        -------
Recoveries
  Commercial .................................       124             39             40             16             41
  Agricultural ...............................      --               13              1             34           --
  Real Estate ................................         2             70              1             60            219
  Consumer ...................................        43             41             52             71             61
                                                 -------        -------        -------        -------        -------
Total Recoveries .............................       169            163             94            181            321
                                                 -------        -------        -------        -------        -------
Net Charge-Offs ..............................       425            474          1,283            276            429
                                                 -------        -------        -------        -------        -------
Balance at End of
 Period ......................................   $12,115        $11,291        $10,599        $11,187        $11,000
                                                 -------        -------        -------        -------        -------
Ratio of Allowance for Loan
 Losses to Loans Outstanding,
 Net of Unearned Discount ....................      1.19%          1.19%          1.18%          1.26%          1.28%
Ratio of Allowance For Loan
 Losses to Nonperforming Assets ..............    100.38          96.62          92.30         112.39         139.36
Ratio of Net Charge-Offs (Recoveries)
 to Average Total Loans Outstanding,
 Net of Unearned Discount ....................      0.18           0.20           0.57           0.13           0.21
                                                 =======        =======        =======        =======        =======

PREMISES AND EQUIPMENT, NET

Premises and equipment of $61.5 million at March 31, 1998 increased $20.6 million or 50.4% compared to $40.9 million at March 31, 1997 and increased $9.1 million or 17.3% compared to $52.4 million at December 31, 1997. The net increase for March 31, 1998 compared to March 31, 1997, is primarily attributable to the $15.1 million for construction in progress of the Company's new headquarters in McAllen, Texas and partially attributable to the $3.3 million recorded for the Raymondville Acquisition. The net increase for March 31, 1998 compared to December 31, 1997 is primarily attributable to progress payments of $6.0 million for the new headquarters bank building in McAllen and partially attributable to the $3.3 million recorded for the Raymondville Acquisition.

DEPOSITS

Total deposits at March 31, 1998 of $1.5 billion increased $201.8 million or 16.2% compared to the March 31, 1997 levels of $1.2 million and increased $83.3 million or 6.1% compared to December 31, 1997 levels of $1.4 billion. The increase in total deposits at March 31, 1998 compared to March 31, 1997 is primarily attributable to on-going marketing and business development efforts and partially attributable to the $56.5 million of deposits recorded for the Raymondville Acquisition.

The following table presents the composition of total deposits for the last five quarters:

Total Deposits
(In Thousands)

                                           1998                                      1997
                                       ------------     -------------------------------------------------------------
                                        First             Fourth          Third            Second            First
                                        Quarter           Quarter         Quarter          Quarter           Quarter

Demand Deposits
  Commercial and Individual .......... $  223,048       $  203,325       $  189,253       $  181,593       $  190,785
  Public Funds .......................      6,814            5,098            3,532            6,755            8,171
                                       ----------       ----------       ----------       ----------       ----------
Total Demand Deposits ................    229,862          208,423          192,785          188,348          198,956
                                       ----------       ----------       ----------       ----------       ----------
Interest-Bearing Deposits
Savings
  Commercial and Individual ..........    108,462          100,917           98,310          100,171          105,972
  Public Funds .......................        714              771              619              700              679
Money Market Checking and Savings
  Commercial and Individual ..........    213,813          203,292          199,056          210,395          200,630
  Public Funds .......................     42,131           39,547           34,229           30,438           36,409
Time Deposits
  Commercial and Individual ..........    667,222          647,959          644,426          594,117          573,888
  Public Funds .......................    183,833          161,874          139,205          132,513          127,722
                                       ----------       ----------       ----------       ----------       ----------
Total Interest-Bearing
  Deposits ...........................  1,216,175        1,154,360        1,115,845        1,068,334        1,045,300
                                       ----------       ----------       ----------       ----------       ----------
Total Deposits ....................... $1,446,037       $1,362,783       $1,308,630       $1,256,682       $1,244,256
                                       ==========       ==========       ==========       ==========       ==========


CAPITAL AND LIQUIDITY

Shareholders' equity at March 31, 1998 of $166.4 million increased $20.3 million or 13.9% compared to the March 31, 1997 level of $146.2 million and increased $4.9 million or 3.0% compared to the December 31, 1997 level of $161.6 million. The increase in shareholders' equity was primarily attributable to earnings, reduced by dividends paid on Class A Common Stock.

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

Ratio targets are set for both Tier I and Total Capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum Total Capital Ratio is 8.0%. The Federal Reserve Board has guidelines for a Leverage Ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The Leverage Ratio is defined to be the company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Capital Ratio is equal to or greater than 10%, and Tier I Capital Ratio is equal to or greater than 6%, and Leverage Capital Ratio is equal to or greater than 5%. The Company's Tier I Capital Ratio was approximately 12.97% and 13.79% as of March 31, 1998 and 1997, respectively. The Company's Total Risk-Based Capital Ratio was approximately 14.13% and 15.04% as of March 31, 1998 and 1997, respectively. The Company's Leverage Capital Ratio was approximately 8.77% and 8.93% at March 31, 1998 and 1997, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of March 31, 1998.

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

For the three months ended March 31, 1998, liquidity was enhanced primarily by net cash provided by operating activities of $8.2 million and financing activities of $29.8 million offset by net cash used in investing activities of $26.7 million. The increase in net cash provided by operating activities was primarily attributable to $5.8 million net income for the three months ended March 31, 1998. The increase in net cash provided by financing activities was primarily attributable to the $26.8 million net increase in deposits. As a result, net cash and cash equivalents at March 31, 1998 of $92.7 million increased $11.4 million or 14.0% compared to net cash and cash equivalents at December 31, 1997 of $81.4 million.

SELECTED FINANCIAL DATA

                                                                  Three Months Ended
                                                       -------------------------------------
                                                             March 31,          December 31,
                                                       ---------------------   -------------
Ratio Analysis (Annualized)                            1998            1997          1997
Return On Average                                      -----          ------        ------
Assets ...........................................      1.49%          1.67%          1.53%
Return On Average Shareholders' Equity ...........     14.37          15.82          14.35
Dividend Payout Ratio ............................     27.50          28.21          27.50
Net Yield on Total Interest-Earning Assets* ......      4.81           5.02           4.96
Efficiency Ratio* ................................     50.62          48.99          47.75
Total Average Loans to Total Average Deposits ....     69.97          68.03          68.97
Average Equity to Average Assets .................     10.41          10.54          10.66
                                                       =====          =====          =====

* Taxable-Equivalent Basis Assuming a 35% Effective Income Tax Rate.


COMMON STOCK TRADING DATA                                     (Nasdaq National Market System)
----------------------------------------------------------------------------------------------
                                                                        Trading Volume (1998)

Price
    March 31, 1998              $33.56  Book Value       $11.56      January  673,093   shares
    1998 price range   $27.00 - $35.63  Price/Book Value   2.90%    February  518,694   shares
    December 31, 1997           $30.50                                 March  705,881   shares
==============================================================================================

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The funds management policy of the Company is to maintain a reasonably balanced position of rate sensitive assets and liabilities to avoid adverse changes in net interest income. Changes in net interest income occur when interest rates on loans and investments change in a different time period from that of changes in interest rates on liabilities, or when the mix and volume of interest-earning assets and interest-bearing liabilities change. In order to measure earnings and fair value sensitivity to changing rates, the Company uses three different measure tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk).

The static gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities within a given time period. Static gap analysis is the simplest representation of the Company's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments. Accordingly, the Funds Management Committee conducts simulations of net interest income under a variety of market interest rate scenarios. These simulations which consider forecasted balances sheet changes, and forecasted changes in interest rate spreads provide the Committee with an estimate of earnings at risk for given changes in interest rates.

At March 31, 1998, based on these simulations, earnings at risk to an immediate 100 basis points rise in market interest rates was estimated to be less than 4.2 percent of projected 1998 after-tax net income. An immediate 100 basis point rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

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

FORWARD-LOOKING STATEMENTS

The Company may from time to time make forward-looking statements with respect to earnings per share, credit quality, company objectives and other financial and business matters. The Company cautions the reader that these forward-looking statements are subject to numerous assumptions, risk and uncertainties, including economic conditions; actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

PART II.  OTHER INFORMATION

Item 6.

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8-K

         None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Texas Regional Bancshares, Inc.

May l3, 1998                            /s/ G. E. Roney
Date                                        G. E. Roney
                                            Chairman of the Board,
                                            President & Chief
                                            Executive Officer


May 13, 1998                            /s/ George R. Carruthers
Date                                        George R. Carruthers
                                            Executive Vice President &
                                            Chief Financial Officer