Form 10-Q
period 1998-06-30
TEXAS REGIONAL BANCSHARES INC
filed 1998-07-27
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15 (d) of The
                 Securities Exchange Act of 1934

                 For the Quarterly period Ended June 30, 1998

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

                                  P.O. Box 5910
                            3900 N. Tenth, 11th Floor
                              McAllen, Texas 78502
                    (Address of principal executive offices)

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

      Class A Voting Common Stock 14,411,583 shares $1 par value, outstanding as of July 23, 1998.

  PART I.  FINANCIAL INFORMATION.

  Item 1.  Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                                         June 30,                December 31,
                                                                                      ----------------------------      ------------
(Dollars in Thousands)                                                                    1998             1997              1997
                                                                                      -----------      -----------      -----------
 Assets
  Cash and Due From Banks .......................................................     $    56,489      $    50,985      $    62,268
  Federal Funds Sold ............................................................          78,000           25,625           18,985
  Time Deposits .................................................................           1,574              295              100
                                                                                      -----------      -----------      -----------
    Total Cash and Cash Equivalents .............................................         136,063           76,905           81,353
  Securities Available for Sale .................................................         374,113          233,039          324,177
  Securities Held to Maturity (Estimated Market Value
    of $20,902 and $143,747 at June 30, 1998 and 1997,
    respectively, and $93,311 at December 31, 1997) .............................          20,640          143,140           92,744
  Loans, Net of Unearned Discount of $4,237 and $2,474 at
    June 30, 1998 and 1997, respectively and $2,753 at
    December 31, 1997 ...........................................................       1,013,018          884,970          951,316
  Less Allowance for Loan Losses ................................................         (12,038)         (11,187)         (11,291)
                                                                                      -----------      -----------      -----------
    Net Loans ...................................................................       1,000,980          873,783          940,025
  Premises and Equipment, Net ...................................................          67,078           41,883           52,443
  Accrued Interest Receivable ...................................................          18,919           17,678           16,033
  Other Real Estate .............................................................           3,881            2,728            3,124
  Intangibles ...................................................................          28,318           25,192           24,066
  Other Assets ..................................................................           7,350            5,691            4,804
                                                                                      -----------      -----------      -----------
Total Assets ....................................................................     $ 1,657,342      $ 1,420,039      $ 1,538,769
                                                                                      ===========      ===========      ===========
Liabilities
  Deposits
    Demand ......................................................................     $   225,120      $   188,348      $   208,423
    Savings .....................................................................         104,897          100,871          101,688
    Money Market Checking and Savings ...........................................         256,785          240,833          242,839
    Time Deposits ...............................................................         880,389          726,630          809,833
                                                                                      -----------      -----------      -----------
    Total Deposits ..............................................................       1,467,191        1,256,682        1,362,783
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements .............................................           4,401              228            1,801
  Accounts Payable and Accrued Liabilities ......................................          14,072           11,155           12,630
                                                                                      -----------      -----------      -----------
Total Liabilities ...............................................................       1,485,664        1,268,065        1,377,214
                                                                                      -----------      -----------      -----------
Commitment and Contingencies
Shareholders' Equity
  Preferred Stock; $1.00 Par Value, 10,000,000
    Shares Authorized; None Issued and Outstanding ..............................            --               --               --
  Common Stock - Class A; $1.00 Par Value, 50,000,000
    Shares Authorized; Issued and Outstanding,
    14,409,145 at June 30, 1998, 14,356,192 at June 30,
    1997 and 14,403,484 at December 31, 1997 (Note 5) ...........................          14,409           14,356           14,403
  Paid-In Capital ...............................................................          87,556           86,620           87,078
  Retained Earnings .............................................................          68,594           50,759           59,167
  Accumulated Other Comprehensive Income ........................................           1,119              239              907
                                                                                      -----------      -----------      -----------
    Total Shareholders' Equity ..................................................         171,678          151,974          161,555
                                                                                      -----------      -----------      -----------
    Total Liabilities and Shareholders' Equity ..................................     $ 1,657,342      $ 1,420,039      $ 1,538,769
                                                                                      ===========      ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.
Texas Regional Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS of INCOME and                                          Quarter Ended                      Six Months
COMPREHENSIVE INCOME (UNAUDITED)                                                  June 30,                       Ended June 30,
                                                                          ------------------------        --------------------------
(Dollars in Thousands, Except Per Share Data)                               1998            1997            1998             1997
                                                                          --------         -------        --------         --------
Interest Income
  Loans, Including Fees ..........................................        $ 24,644         $21,391        $ 48,165         $ 41,601
  Investment Securities
    Taxable ......................................................           6,021           5,661          12,324           11,208
    Tax-Exempt ...................................................             375             377             739              796
  Time Deposits ..................................................              33               6              51                8
  Federal Funds Sold .............................................             345             407             701              910
                                                                          --------         -------        --------         --------
    Total Interest Income ........................................          31,418          27,842          61,980           54,523
                                                                          --------         -------        --------         --------
Interest Expense
  Deposits .......................................................          13,954          11,982          27,893           23,571
  Federal Funds Purchased and
    Securities Sold Under
     Repurchase Agreements .......................................              84              16             112               22
                                                                          --------         -------        --------         --------
    Total Interest Expense .......................................          14,038          11,998          28,005           23,593
                                                                          --------         -------        --------         --------
Net Interest Income ..............................................          17,380          15,844          33,975           30,930
Provision for Loan Losses ........................................             981             463           1,922            1,086
                                                                          --------         -------        --------         --------
    Net Interest Income After
     Provision for Loan Losses ...................................          16,399          15,381          32,053           29,844
                                                                          --------         -------        --------         --------
Noninterest Income
  Service Charges on Deposit Accounts ............................           1,941           1,737           3,770            3,422
  Other Service Charges ..........................................             516             361           1,102              757
  Trust Service Fees .............................................             430             435             877              825
  Investment Security Gains (Losses) .............................             198             134             420              305
  Data Processing Service Fees ...................................             344             272             685              534
  Other Operating Income .........................................             194             180             731              495
                                                                          --------         -------        --------         --------
    Total Noninterest Income .....................................           3,623           3,119           7,585            6,338
                                                                          --------         -------        --------         --------
Noninterest Expense
  Salaries and Employee Benefits .................................           4,390           4,591           9,057            9,200
  Net Occupancy Expense ..........................................             842             696           1,620            1,361
  Equipment Expense ..............................................           1,090             965           2,224            1,865
  Other Real Estate (Income) Expense, Net ........................             (61)             45              (6)              26
  Intangible Asset Amortization ..................................             681             563           1,302            1,126
  Impairment Loss ................................................            --               630            --                630
  One Time Charge - Acquisitions (Note 6) ........................              46            --               728             --
  Other Noninterest Expense ......................................           2,650           2,426           5,240            4,775
                                                                          --------         -------        --------         --------
    Total Noninterest Expense ....................................           9,638           9,916          20,165           18,983
                                                                          --------         -------        --------         --------
Income Before Income Tax Expense .................................          10,384           8,584          19,473           17,199
Income Tax Expense ...............................................           3,624           2,945           6,870            5,859
                                                                          --------         -------        --------         --------
Net Income .......................................................           6,760           5,639          12,603           11,340
Other Comprehensive Income -
  Unrealized Gains (Losses) on Investment

   Securities Available for Sale .................................             (28)          1,411             212             (668)
                                                                          --------         -------        --------         --------
Comprehensive Income .............................................        $  6,732         $ 7,050        $ 12,815         $ 10,672
                                                                          ========         =======        ========         ========
Basic Earnings Per Common Share (Note 3)
  Net Income .....................................................        $   0.47         $  0.39        $   0.87         $   0.79
  Weighted Average Number of Common Shares
    Outstanding (In Thousands) ...................................          14,408          14,356          14,406           14,356
                                                                          --------         -------        --------         --------
Diluted Earnings Per Common Share (Note 3)
  Net Income .....................................................        $   0.46         $  0.39        $   0.86         $   0.78
  Weighted Average Number of Common Shares
    Outstanding (In Thousands) ...................................          14,651          14,585          14,649           14,587
                                                                          ========         =======        ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY (UNAUDITED) For the Year Ended December 31, 1997 And the Six Months Ended June 30, 1998

                                                                                                          Accumulated      Total
                                                               Class A                                       Other         Share
                                                               Common        Paid-in         Retained     Comprehensive   holders'
(Dollars in Thousands)                                          Stock        Capital         Earnings        Income        Equity
                                                               -------       --------        --------        ------       ---------
Balance, December 31, 1996 .............................       $10,000       $ 86,620        $ 46,225        $  468       $ 143,313
Exercise of stock options,
 35,814 shares of Class A
 Common Stock ..........................................            36            458            --            --               494
Other Comprehensive Income
 for 1997 ..............................................          --             --              --             439             439
Class A Common Stock Cash Dividends -
 Texas Regional Bancshares, Inc. .......................          --             --            (4,803)         --            (4,803)
Common Stock Cash Dividends - Acquisitions .............          --             --            (1,006)         --            (1,006)
Class A Common Stock 3-for-2 Stock Split ...............         4,367           --            (4,371)         --                (4)
Net Income .............................................          --             --            23,122          --            23,122
                                                               -------       --------        --------        ------       ---------
Balance, December 31, 1997 .............................        14,403         87,078          59,167           907         161,555
Exercise of Stock Option,
 5,661 Shares of Class A
 Common Stock ..........................................             6             88            --            --                94
Other Comprehensive Income
 for 1998 ..............................................          --             --              --             212             212
Class A Common Stock
 Cash Dividends ........................................          --             --            (3,176)         --            (3,176)
Cash Dividends Paid on Fractional Shares ...............          --               (8)           --            --                (8)
Tax Effect of Nonqualified Stock Options
 Exercised .............................................          --              398            --            --               398
Net Income for the Six Months
 Ended June 30, 1998 ...................................          --             --            12,603          --            12,603
                                                               -------       --------        --------        ------       ---------
Balance, June 30, 1998 .................................       $14,409       $ 87,556        $ 68,594        $1,119       $ 171,678
                                                               =======       ========        ========        ======       =========

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
Six Months Ended June 30, 1998 and 1997

(Dollars in Thousands)                                                                                     1998               1997
                                                                                                        ---------          --------
Cash Flows from Operating Activities
  Net Income ..................................................................................         $  12,603          $ 11,340
  Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities
      Depreciation, Amortization and Accretion, Net ...........................................             1,811             1,672
      Provision for Loan Losses ...............................................................             1,922             1,086
      Provision for Estimated Losses on Other Real Estate and Other Assets ....................                 7                19
      Gain on Sales of Other Real Estate ......................................................              (233)              (48)
      Gain on Sale of Securities Available for Sale ...........................................              (420)             (305)
      Gain on Sale of Premises and Equipment ..................................................              (159)               (1)
      (Gain) Loss on Sale of Other Assets .....................................................                33                (2)
        Impairment Loss .......................................................................              --                 630
      (Increase) Decrease in Accrued Interest Receivable and Other Assets .....................            (3,038)           13,422
      Decrease in Accounts Payable and Accrued Liabilities ....................................            (1,345)              (16)
                                                                                                        ---------          --------
Net Cash Provided by Operating Activities .....................................................            11,181            27,797
                                                                                                        ---------          --------
Cash Flows from Investing Activities

  Proceeds from Sales of Securities Available for Sale ........................................           118,237            31,657
  Proceeds from Maturing Securities Available for Sale ........................................            50,149            37,775
  Purchases of Securities Available for Sale ..................................................          (156,375)          (95,836)
  Proceeds from Maturing Securities Held to Maturity ..........................................            30,981            31,793
  Purchases of Securities Held to Maturity ....................................................              --             (10,542)
  Proceeds from Sale of Loans .................................................................             2,033                46
  Purchases of Loans ..........................................................................              (297)             (232)
  Loan Originations and Advances ..............................................................           (42,445)          (69,885)
  Recoveries of Charged-Off Loans .............................................................               471               502
  Proceeds from Sale of Other Assets ..........................................................               426               137
  Proceeds from Sale of Other Real Estate .....................................................             1,752               563
  Proceeds from Sale of Premises and Equipment ................................................               461                 1
  Purchases of Premises and Equipment .........................................................           (14,201)           (3,863)
                                                                                                        ---------          --------
Net Cash Used In Investing Activities .........................................................            (8,808)          (77,884)
                                                                                                        ---------          --------
Cash Flows from Financing Activities
  Net Increase (Decrease) in Demand, Savings, Money
    Market Checking and Savings Deposit Accounts ..............................................             5,926           (21,187)
  Net Increase in Time Deposits ...............................................................            42,024            62,233
  Net Increase (Decrease) in Securities Sold
    Under Repurchase Agreements ...............................................................             1,776              (426)
  Cash Dividends Paid on Class A Common Stock (Note 5) ........................................            (3,033)           (2,341)
  Cash Dividends Paid on Fractional Shares ....................................................                (8)             --
  Tax Effect of Nonqualified Stock Options Exercised ..........................................               398              --
  Proceeds from the Sale of Common Stock ......................................................                94              --
  Net Cash and Cash Equivalents Received from Acquisition .....................................             5,160              --
                                                                                                        ---------          --------
Net Cash Provided by Financing Activities .....................................................            52,337            38,279
                                                                                                        ---------          --------
Increase (Decrease) in Cash and Cash Equivalents ..............................................            54,710           (11,808)
Cash and Cash Equivalents at Beginning of Year ................................................            81,353            88,713
                                                                                                        ---------          --------
Cash and Cash Equivalents at End of Quarter ...................................................         $ 136,063          $ 76,905
                                                                                                        =========          ========
Supplemental Disclosures of Cash Flow Information

  Interest Paid ...............................................................................         $  27,723          $ 23,511
  Income Taxes Paid ...........................................................................             8,148             6,850
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable ....................             2,528             2,511
                                                                                                        =========          ========

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

NOTE 2-IMPAIRED LOANS

At June 30, 1998, the Company had a $8.1 million recorded investment in impaired loans for which there was a related allowance for loan losses of $880,000. At June 30, 1998, the Company had $288,000 in impaired loans for which there was no related allowance for loan losses. The average level of impaired loans during the three months ended June 30, 1998 was $8.7 million. The Company recorded interest income of $70,000 on its impaired loans during the six months ended June 30, 1998.

NOTE 3-EARNINGS PER COMMON SHARE COMPUTATIONS

The number of shares outstanding and related earnings per share ("EPS") amounts have been restated to retroactively give effect for the 1997 three-for-two stock split.

The table below presents a reconciliation of basic and diluted earnings per share computations for the six months ended June 30, 1998 and 1997.

(Dollars in thousands, except per share data)                 1998       1997
                                                        -----------  -----------
Net income available to common shareholders ..........  $    12,603  $    11,340
                                                        -----------  -----------
Weighted average number of common shares outstanding
  used in basic EPS calculation ......................   14,405,898   14,356,192
Add assumed exercise of outstanding stock options as
  adjustments for dilutive securities ................      243,482      230,725
                                                        -----------  -----------
Weighted average number of common shares

  outstanding used in diluted EPS calculations .......   14,649,380   14,586,917
                                                        -----------  -----------
Basic EPS ............................................  $      0.87  $      0.79
Diluted EPS ..........................................         0.86         0.78
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

NOTE 5-COMMON STOCK

On June 9, 1998, the Board of Directors approved a cash dividend of $0.11 per share for shareholders of record on July 1, 1998 and payable on July 15, 1998.

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

The second acquisition was TB&T Bancshares, Inc. and its subsidiary, Texas Bank and Trust of Brownsville, Cameron County, Texas. Texas Bank and Trust of Brownsville had assets of approximately $44.9 million, equity of $4.1 million, loans of $21.9 million, and deposits of $40.3 million. This acquisition was achieved by exchange of 308,039 shares of Texas Regional stock for all of the outstanding shares of TB&T Bancshares, Inc., a portion of which are retained in a holdback escrow account pending resolution of certain claims. Texas Bank and Trust of Brownsville was merged with and into Texas State Bank.

The third acquisition was Raymondville Bancorp, Inc. and its subsidiary, Bank of Texas. Bank of Texas is headquartered in Raymondville, Willacy County, Texas, with one additional banking facility in Brownsville, Texas. The shareholder of Raymondville Bancorp, Inc. received cash consideration of $9.6 million in this acquisition, and Texas Regional paid $100,000 in consideration for a covenant not to compete. Texas Regional discharged approximately $330,000 of existing Raymondville Bancorp, Inc. indebtedness. Bank of Texas had assets of approximately $63.7 million, equity of $5.1 million, loans of $25.5 million, and deposits of $56.5 million. Bank of Texas was merged with and into Texas State Bank.

The acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. are accounted for under the pooling-of-interests method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. The acquisition of Raymondville Bancorp, Inc. was accounted for under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998. The One Time Charge - Acquisitions cost of $728,000 was expenses related to effecting business combinations accounted for by the pooling-of-interests method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Review
Texas Regional Bancshares, Inc. and Subsidiaries

Results of Operations

Net income for the three months ended June 30, 1998 was $6.8 million or $0.46 per share, reflecting a net increase of $1.1 million or $0.07 per share, compared to net income of $5.6 million or $0.39 per share for the three months ended June 30, 1997 and reflects a net increase of $917,000 compared to net income of $5.8 million or $0.40 per share for the three months ended March 31, 1998. Net income for the six months ended June 30, 1998 was $12.6 million or $0.86 per share, reflecting a net increase of $1.3 million or $0.08 per share, compared to $11.3 million or $0.78 per share for the six months ended June 30, 1997. Earnings performance for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 reflected an increase in net interest income and an increase in noninterest income, partially reduced by an increase in provision for loan loss and noninterest expense. Earnings performance for the three months ended June 30, 1998 compared to three months ended June 30, 1997 reflected an increase in net interest income and noninterest income, and a decrease in noninterest expense, partially reduced by an increase in provision for loan losses. A more detailed description of the results of operations is included in the material that follows.

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

The following table presents selected financial data regarding results of operations:

Condensed Quarterly Income                                  1998                          1997                     Six Months Ended
Statements Taxable-Equivalent Basis*                -------------------     ---------------------------------    -------------------
(Dollars in Thousands,                               Second       First      Fourth       Third       Second           June 30,
Except Per Share Data)                               Quarter     Quarter     Quarter     Quarter     Quarter       1998        1997
                                                     -------     -------     -------     -------     -------     -------     -------
Interest Income ................................     $31,792     $30,915     $29,992     $28,977     $28,237     $62,707     $55,331
Interest Expense ...............................      14,038      13,967      13,818      13,207      11,998      28,005      23,593
                                                     -------     -------     -------     -------     -------     -------     -------
Net Interest Income ............................      17,754      16,948      16,174      15,770      16,239      34,702      31,738
Provision for Loan Losses ......................         981         941       1,166         695         463       1,922       1,086
Noninterest Income .............................       3,623       3,962       3,403       3,231       3,119       7,585       6,338
Noninterest Expense ............................       9,638      10,527       9,229       8,958       9,916      20,165      18,983
                                                     -------     -------     -------     -------     -------     -------     -------
Income Before Taxable-Equivalent
  Adjustment and Income Tax ....................      10,758       9,442       9,182       9,348       8,979      20,200      18,006
Taxable-Equivalent Adjustment ..................         374         353         367         380         395         727         808
Applicable Income Tax Expense ..................       3,624       3,246       2,997       3,004       2,945       6,870       5,859
                                                     -------     -------     -------     -------     -------     -------     -------
Net Income .....................................     $ 6,760     $ 5,843     $ 5,818     $ 5,964     $ 5,639     $12,603     $11,340
                                                     =======     =======     =======     =======     =======     =======     =======
Net Income Per Common Share
  Basic ........................................     $  0.47     $  0.41     $  0.40     $  0.41     $  0.39     $  0.87     $  0.79
  Diluted ......................................        0.46        0.40        0.40        0.41        0.39        0.86        0.78
                                                     =======     =======     =======     =======     =======     =======     =======

 * Taxable-Equivalent basis assuming a 35% tax rate.

The Company paid cash and used the purchase method in accounting for certain acquisitions which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" earnings represent the regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" earnings may vary by company, we believe this definition is appropriate as it measures the per share growth of regulatory capital, which impacts the amount available for dividends and acquisitions.

The following table reconciles reported net income to net income excluding intangible assets amortization ("cash" earnings):

Cash Earnings                                     1998                            1997                        Six Months Ended
Taxable-Equivalent Basis*                -----------------------   ------------------------------------   ------------------------
Dollars in Thousands,                      Second       First       Fourth        Third       Second               June 30,
Except Per Share Data)                     Quarter     Quarter      Quarter      Quarter      Quarter        1998           1997
                                         ----------   ----------   ----------   ----------   ----------   ----------    ----------
Reported Net Income ...................  $    6,760   $    5,843   $    5,818   $    5,964   $    5,639   $   12,603    $   11,340
Intangible Amortization ...............         681          621          563          563          563        1,302         1,126
Income Tax Adjustment .................        (135)        (123)        (111)        (111)        (111)        (258)         (222)
                                         ----------   ----------   ----------   ----------   ----------   ----------    ----------
Cash Earnings .........................  $    7,306   $    6,341   $    6,270   $    6,416   $    6,091   $   13,647    $   12,244
                                         ==========   ==========   ==========   ==========   ==========   ==========    ==========
Cash Earnings Per Common Share
  Basic ...............................  $     0.51   $     0.44   $     0.44   $     0.45   $     0.42   $     0.95    $     0.85
  Diluted .............................        0.50         0.43         0.43         0.44         0.42         0.93          0.84
Cash Earnings Return on

 Average Assets .......................        1.81%        1.62%        1.65%        1.74%        1.74%        1.72%         1.77%
Cash Earnings Return on
 Average Shareholders' Equity .........       17.27        15.59        15.46        16.38        16.37        16.45         16.72
                                         ==========   ==========   ==========   ==========   ==========   ==========    ==========

 * Taxable-Equivalent basis assuming a 35% effective income tax rate

NET INTEREST INCOME

Taxable-equivalent net interest income was $17.8 million for the three months ended June 30, 1998, a net increase of $1.5 million or 9.3% compared to the three months ended June 30, 1997 of $16.2 million and reflects a net increase of $806,000 or 4.8% compared to net interest income of $16.9 million for the three months ended March 31, 1998. The increase in net interest income for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 and the three months ended March 31, 1998, primarily reflects the increase in the average volume of interest-earning assets exceeding the increase in average volume of interest-bearing liabilities, partially attributable to the Raymondville Acquisition.

The net yield on total interest-earning assets, also referred to as net interest margin, of 4.90% for the three months ended June 30, 1998 reflects a decrease of 25 basis points compared to 5.15% for the three months ended June 30, 1997 and reflects an increase of 9 basis points compared to 4.81% for the three months ended March 31, 1998. The decline in the net interest margin for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, was primarily attributable to the decline in loan yield and an increase in deposit costs, both as a result of competition.

The following tables present for the three months ended June 30, 1998, March 31, 1998 and June 30, 1997 and the six months ended June 30, 1998 and 1997, the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert Tax-Exempt income to a taxable-equivalent basis, assuming a 35% effective income tax rate.

                                                                                  Three Months Ended
Summary of Interest-Earning                    -------------------------------------------------------------------------------------
Assets and Interest-Bearing                            June 30, 1998              March 31, 1998                June 30, 1997
Liabilities                                    ---------------------------  --------------------------   ---------------------------
Taxable-Equivalent Basis                         Average            Yield/    Average            Yield/      Average          Yield/
(Dollars in Thousands)                           Balance   Interest Rate*     Balance   Interest Rate*      Balance  Interest Rate*
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Interest-Earning Assets
Loans
  Commercial ................................  $  356,459  $ 8,413   9.47%  $  342,401  $ 8,010   9.49%  $  302,122  $ 7,330   9.73%
  Real Estate ...............................     554,606   13,592   9.83      539,122   13,146   9.89      476,488   12,173  10.25
  Consumer ..................................     111,476    2,807  10.10      100,544    2,537  10.23       81,186    2,081  10.28
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Total Loans .................................   1,022,541   24,812   9.73      982,067   23,693   9.78      859,795   21,584  10.07
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Investment Securities
  Taxable ...................................     376,057    6,021   6.42      392,570    6,303   6.51      351,496    5,661   6.46
  Tax-Exempt ................................      28,420      581   8.20       27,666      545   7.99       25,678      579   9.04
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Total Investment Securities .................     404,477    6,602   6.55      420,236    6,848   6.61      377,174    6,240   6.64
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Time Deposits ...............................       1,852       33   7.15        1,167       18   6.25          295        6   8.16
Federal Funds Sold ..........................      25,197      345   5.49       25,752      356   5.61       28,449      407   5.74
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Total Interest-Earning
  Assets ....................................  $1,454,067   31,792   8.77   $1,429,222   30,915   8.77   $1,265,713   28,237   8.95
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Interest-Bearing Liabilities
Savings .....................................  $  106,929      776   2.91   $  104,425      767   2.98   $  103,299      818   3.18
Money Market Checking and
 Savings ....................................     256,978    1,851   2.89      252,859    1,844   2.96      238,686    1,667   2.80
Time Deposits ...............................     842,550   11,327   5.39      838,400   11,328   5.48      705,376    9,497   5.40
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Total Savings and Time
 Deposits ...................................   1,206,457   13,954   4.64    1,195,684   13,939   4.73    1,047,361   11,982   4.59
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Federal Funds Purchased and
  Securities Sold Under
   Repurchase Agreements ....................       6,515       84   5.17        2,004       28   5.67        1,148       16   5.24
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Total Interest-Bearing
  Liabilities ...............................  $1,212,971   14,038   4.64   $1,197,688   13,967   4.73   $1,048,509   11,998   4.59
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Net Interest Income .........................        --    $17,754   --           --    $16,948   --           --    $16,239   --
                                               ----------  -------  -----   ----------  -------  -----   ----------  -------  -----
Net Yield on Total
 Interest-Earning Assets ....................        --       --     4.90%        --       --     4.81%        --       --     5.15%
                                               ==========  =======  =====   ==========  =======  =====   ==========  =======  =====

* Annualized

                                                                    Six Months Ended
Summary of Interest-Earning       ---------------------------------------------------------------------------------
Assets and Interest-Bearing                      June 30, 1998                               June 30, 1997
Liabilities                       --------------------------------------        -----------------------------------
Taxable-Equivalent Basis            Average                        Yield/         Average                     Yield/
(Dollars in Thousands)              Balance         Interest       Rate*          Balance       Interest       Rate*
--------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets
Loans
  Commercial ...................  $  349,469        $16,423         9.48%       $  298,521       $14,390        9.72%
  Real Estate ..................     546,907         26,738         9.86           469,658        23,542       10.11
  Consumer .....................     106,040          5,344        10.16            79,616         4,055       10.27
--------------------------------------------------------------------------------------------------------------------
Total Loans ....................   1,002,416         48,505         9.76           847,795        41,987        9.99
--------------------------------------------------------------------------------------------------------------------
Investment Securities
  Taxable ......................     384,268         12,324         6.47           350,865        11,208        6.44
  Tax-Exempt ...................      28,045          1,126         8.10            26,973         1,218        9.09
--------------------------------------------------------------------------------------------------------------------
Total Investment Securities ....     412,313         13,450         6.58           377,838        12,426        6.63
--------------------------------------------------------------------------------------------------------------------
Time Deposits ..................       1,511             47         6.27               295             8        5.47
Federal Funds Sold .............      25,473            705         5.58            33,353           910        5.50
--------------------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets .......................  $1,441,713         62,707         8.77        $1,259,281        55,331        8.86
--------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
Savings ........................  $  105,684          1,543         2.94        $  104,297         1,648        3.19
Money Market Checking and
 Savings .......................     254,930          3,695         2.92           242,151         3,387        2.82
Time Deposits ..................     840,486         22,655         5.44           694,688        18,536        5.38
--------------------------------------------------------------------------------------------------------------------
Total Savings and Time
 Deposits ......................   1,201,100         27,893         4.68         1,041,136        23,571        4.57
--------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased and
  Securities Sold Under
   Repurchase Agreements .......       4,272            112         5.29               846            22        5.01
--------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
  Liabilities ..................  $1,205,372         28,005         4.69         1,041,982        23,593        4.57
--------------------------------------------------------------------------------------------------------------------
Net Interest Income ............                    $34,702                                      $31,738
--------------------------------------------------------------------------------------------------------------------
Net Yield on Total
 Interest-Earning Assets .......                                   4.85%                                        5.08%
--------------------------------------------------------------------------------------------------------------------

* Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest- bearing liabilities for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997. Nonaccrual loans are included in assets, thereby reducing yields. See "Nonperforming Assets". The allocation of the rate/volume variance has been made pro rata on the percentage that volume and rate variances are produced in each category.

Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis

Six Months Ended June 30,1998                                                                            Due to Change in
Compared to June 30, 1997                                               Net             -----------------------------------------
(In Thousands)                                                        Change             Volume              Rate       Rate/Volume
                                                                     -------            -------            -------            -----
Interest Income
  Loans, Including Fees ..................................           $ 6,518            $ 7,660            $  (967)           $(175)
  Investment Securities
    Taxable ..............................................             1,116              1,067                 52               (3)
    Tax-Exempt ...........................................               (92)                48               (132)              (8)
  Time Deposits ..........................................                39                 33                  1                5
  Federal Funds Sold .....................................              (205)              (215)                13               (3)
                                                                     -------            -------            -------            -----
   Total Interest Income .................................             7,376              8,593             (1,033)            (184)
                                                                     -------            -------            -------            -----
Interest Expense
  Deposits ...............................................             4,322              3,625                568              129
  Federal Funds Purchased
    and Securities Sold
    Under Repurchase Agreements ..........................                90                 85                  1                4
                                                                     -------            -------            -------            -----
Total Interest Expense ...................................             4,412              3,710                569              133
                                                                     -------            -------            -------            -----
Net Interest Income Before
  Allocation Of Rate/Volume ..............................             2,964              4,883             (1,602)            (317)
                                                                     -------            -------            -------            -----
Allocation of Rate/Volume ................................              --                 (275)               (42)             317
                                                                     -------            -------            -------            -----
Changes in Net Interest Income ...........................           $ 2,964            $ 4,608            $(1,644)           $ --
                                                                     =======            =======            =======            =====

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended June 30, 1998 of $1.9 million reflects an increase of $836,000 or 77.0% compared to $1.1 million for the six months ended June 30, 1997 and was primarily attributable to new loan growth. See "Allowance For Loan Losses."

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 1998 of $3.6 million increased $504,000 or 16.2% compared to $3.1 million for the three months ended June 30, 1997 and decreased $339,000 or 8.6% compared to $4.0 million for the three months ended March 31, 1998. Noninterest income for the six months ended June 30, 1998 of $7.6 million increased $1.2 million or 19.7% compared to $6.3 million for the six months ended June 30, 1997. The increase in noninterest income for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 was primarily attributable to the increased volume of business conducted by the Company, including the Raymondville Acquisition. The Other Operating Income for the six months ended June 30, 1998 of $731,000 includes a gain on the sale of bank real estate of $158,000 during the three months ended March 31, 1998.

The following table summarizes the major noninterest income categories:

                                                             1998                         1997                         Six Months
                                                      -------------------     -------------------------------     ------------------
Noninterest Income                                    Second      First       Fourth      Third        Second       Ended June 30,
(In Thousands)                                        Quarter     Quarter     Quarter     Quarter     Quarter      1998        1997
                                                      ------      ------      ------      ------      ------      ------      ------
Service Charges on Deposit Accounts ............      $1,941      $1,829      $1,836      $1,751      $1,737      $3,770      $3,422
Other Service Charges ..........................         516         586         440         409         361       1,102         757
                                                      ------      ------      ------      ------      ------      ------      ------
Total Service Charges ..........................       2,457       2,415       2,276       2,160       2,098       4,872       4,179
Trust Service Fees .............................         430         447         441         425         435         877         825
Investment Securities Gains (Losses) ...........         198         222         214         215         134         420         305
Data Processing Service Fees ...................         344         341         286         260         272         685         534
Other Operating Income .........................         194         537         186         171         180         731         495
                                                      ------      ------      ------      ------      ------      ------      ------
 Total .........................................      $3,623      $3,962      $3,403      $3,231      $3,119      $7,585      $6,338
================================================      ======      ======      ======      ======      ======      ======      ======

NONINTEREST EXPENSE

Noninterest expense for the three months ended June 30, 1998 of $9.6 million decreased $278,000 or 2.8% compared to the three months ended June 30, 1997 of $9.9 million and decreased $889,000 or 8.4% compared to the three months ended March 31, 1998 of $10.5 million. The decrease for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 was primarily attributable to the impairment loss of $630,000 recorded in the three months ended June 30, 1997. Noninterest expense for the six months ended June 30, 1998 of $20.2 million increased $1.2 million or 6.2% compared to the six months ended June 30, 1997 of $19.0 million and was primarily attributable to an increased volume of business.

The largest category of noninterest expense, Salaries and Employee Benefits ("Personnel"), of $4.4 million for the three months ended June 30, 1998 reflected a slight decrease of $201,000 or 4.4% compared to the three months ended June 30, 1997 and a decrease of $277,000 or 5.9% compared to the three months ended March 31, 1998. Personnel expense decreased for the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997 primarily due to a reduction in incentive pay during the three months ended June 30, 1998.

Net Occupancy expense of $842,000 for the three months ended June 30, 1998 increased $146,000 or 21.0% compared to $696,000 for the three months ended June 30, 1997 and increased $64,000 or 8.2% compared to $778,000 for the three months ended March 31, 1998. The Net Occupancy expense increase for the six and three months ended June 30, 1998 compared to the six and three months ended June 30, 1997 was primarily due to the occupancy expenses associated with the Raymondville Acquisition and the new Edinburg branch which was opened for business in December 1997.

Equipment expense of $1.1 million for the three months ended June 30, 1998 increased $125,000 or 13.0% compared to $965,000 for the three months ended June 30, 1997 and decreased $44,000 or 3.9% compared to the three months ended March 31, 1998. Equipment expense increased for the six and three months ended June 30, 1998 as compared to the six and three months ended June 30, 1997 primarily due to expenses associated with the equipment acquired to service the Company's increasing customer base and partially due to the Raymondville Acquisition.

The One Time Charge - Acquisitions cost of $728,000 was expenses related to effecting business combinations accounted for by the pooling-of-interests method.

Other Noninterest expense of $2.7 million for the three months ended June 30, 1998 increased $224,000 or 9.2% compared to $2.4 million for the three months ended June 30, 1997 and increased $60,000 or 2.3% compared to the three months ended March 31, 1998. Other Noninterest expense increased for the six and three months ended June 30, 1998 as compared to the six and three months ended June 30, 1997 primarily due to an increased volume of business conducted by the Company.

The following table displays the major noninterest expense categories:

                                         1998                   1997              Six Months
                                   ----------------   -------------------------
Noninterest Expense                 Second    First   Fourth    Third   Second  Ended June 30,
(Dollars in Thousands)              Quarter  Quarter  Quarter  Quarter  Quarter  1998    1997
-----------------------------------------------------------------------------------------------
Salaries and Employee Benefits
  Salaries and Wages               $ 3,444  $ 3,814  $3,584   $3,392   $3,706  $ 7,258  $7,468
  Employee Benefits                    946      853     737      779      885    1,799   1,732
-----------------------------------------------------------------------------------------------
   Total Salaries and
     Employee Benefits               4,390    4,667   4,321    4,171    4,591    9,057   9,200
-----------------------------------------------------------------------------------------------
Net Occupancy Expense                  842      778     605      721      696    1,620   1,361
-----------------------------------------------------------------------------------------------
Equipment Expense                    1,090    1,134     924      989      965    2,224   1,865
-----------------------------------------------------------------------------------------------
Other Real Estate (Income)
  Expense, Net
  Rent Income                           (4)     (14)    ( 9)     (12)     (32)     (18)    (50)
  Gain (Loss) on Sale                 (199)     (34)    (78)      11        -     (233)    (48)
  Expense                              137      103      71       72       77      240     124
  Write-Downs                            5        -       -       24        -        5       -
-----------------------------------------------------------------------------------------------
    Total Other Real Estate

     (Income) Expense, Net             (61)      55     (16)      95       45       (6)     26
-----------------------------------------------------------------------------------------------
Intangible Asset Amortization          681      621     563      563      563    1,302   1,126
-----------------------------------------------------------------------------------------------
Impairment Loss                          -        -       -        -      630        -     630
-----------------------------------------------------------------------------------------------
One Time Charge - Acquisitions          46      682       -        -        -      728       -
-----------------------------------------------------------------------------------------------
Other Noninterest Expense

  Advertising and Public Relations     299      322      390     319      320      621     663
  Data Processing and Check Clearing   286      295      286     257      292      581     577
  Director Fees                         48      124      122     120      132      172     273
  Franchise Tax                        191      137      133     133      165      328     267
  Insurance                            102       92       85     101       62      194     141
  FDIC Insurance                        42       38       34      35       40       80      81
  Legal Fees                           333      348      333     323      265      681     394
  Professional Fees                    156      173      205     181      184      329     389
  Postage, Delivery and Freight        214      204      177     162      169      418     350
  Stationery and Supplies              424      341      272     258      255      765     526
  Telephone                            127      132      109     103      110      259     221
  Other Losses                         110       56      383     169      120      166     285
  Miscellaneous Expenses               318      328      303     258      312      646     608
-----------------------------------------------------------------------------------------------
    Total Other Noninterest Expense  2,650    2,590    2,832   2,419    2,426    5,240   4,775
-----------------------------------------------------------------------------------------------
    Total                           $9,638  $10,527   $9,229  $8,958   $9,916  $20,165 $18,983
===============================================================================================

BALANCE SHEET ANALYSIS

Average interest-earning assets of $1.5 billion for the three months ended June 30, 1998 increased $188.4 million or 14.5% compared to $1.3 billion for the three months ended June 30, 1997 and $24.8 million or 1.7% compared to $1.4 billion for three months ended March 31, 1998. Management's continued focus on lending has resulted in average loans increasing $162.7 million or 18.9% to $1.0 billion for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 levels of $859.8 million and increased $40.5 million or 4.1% compared to the three months ended March 31, 1998 levels of $982.1 million. Total loans of $1.0 billion at June 30, 1998 were flat when compared to total loans at March 31, 1998. Loan growth for the three months ended June 30, 1998 was affected by several significant paydowns. The Rio Grande Valley is experiencing drought conditions which could reduce agricultural related business. Total average investments increased $27.3 million to $404.5 million for the three months ended June 30, 1998 compared to three months ended June 30, 1997 of $377.2 million and decreased $15.8 million or 3.8% compared to the three months ended March 31, 1998 levels of $420.2 million. Total average assets increased $209.2 million or 15.0% to $1.6 billion for the six months ended June 30, 1998 compared to six months ended June 30, 1997 levels of $1.4 billion. The net increase in each of the categories discussed was primarily attributable to the increased volume of business conducted by the Company and partially attributable to the Raymondville Acquisition.

Average interest-bearing deposits increased $159.1 million or 15.2% to $1.2 billion for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 levels of $1.0 billion and $10.8 million or 0.9% compared to the three months ended March 31, 1998 levels of $1.2 billion.

Average Total Demand Deposits increased $31.4 million or 16.2% to $225.5 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 levels of $194.1 million and increased $17.5 million or 8.4% compared to $207.9 million for the three months ended March 31, 1998.

Management attributes the strong growth in average assets and deposits for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 primarily to the on-going marketing efforts of the Company and partially due to the Raymondville Acquisition.

The following table presents the consolidated average balance sheets:

                                1998                        1997                  Six Months
                         ------------------   ------------------------------ ----------------------
Average Balance Sheets   Second      First     Fourth      Third    Second       Ended June 30,
(In Thousands)           Quarter    Quarter    Quarter    Quarter   Quarter      1998      1997
---------------------------------------------------------------------------------------------------
Assets
Loans                 $1,022,541 $  982,067 $  920,005 $  887,852 $  859,795 $1,002,416 $  847,738
Investment Securities
  Taxable                376,057    392,570    382,206    355,967    351,496    384,268    350,869
  Tax-Exempt              28,420     27,666     26,012     25,319     25,678     28,045     26,981
Time Deposits              1,852      1,167        101        279        295      1,511        295
Federal Funds Sold        25,197     25,752     37,825     53,693     28,449     25,473     33,367
---------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets               1,454,067  1,429,222  1,366,149  1,323,110  1,265,713  1,441,713  1,259,249
Cash and Due
  from Banks              58,515     58,155     55,450     55,469     56,176     58,336     55,567
Bank Premises
  and Equipment, Net      64,253     57,234     49,021     43,531     41,727     60,763     41,181
Other Assets              58,284     52,292     49,056     50,220     50,876     55,304     49,904
Allowance for
  Loan Losses            (12,527)   (11,775)   (10,874)   (11,131)   (11,333)   (12,153)   (11,169)
---------------------------------------------------------------------------------------------------
Total                 $1,622,591 $1,585,128 $1,508,802 $1,461,199 $1,403,159 $1,603,963 $1,394,732
---------------------------------------------------------------------------------------------------
Liabilities
Demand Deposits

 Commercial and

   Individual         $  219,241 $  202,143 $  185,582 $  185,301 $  186,947 $  210,739 $  186,431
 Public Funds              6,209      5,777      5,047      5,008      7,143      5,994      7,351
---------------------------------------------------------------------------------------------------
Total Demand Deposits    225,450    207,920    190,629    190,309    194,090    216,733    193,783
---------------------------------------------------------------------------------------------------
Savings
  Commercial and
   Individual            106,124    103,715     98,733     98,974    102,612    104,926    103,618
  Public Funds               805        710        656        646        687        758        685
Money Market Checking
   and Savings Account
  Commercial and
   Individual            216,310    207,380    198,447    204,491    200,322    211,870    199,578
  Public Funds            40,668     45,479     47,418     32,368     38,364     43,060     42,592
Time Deposits
  Commercial and
   Individual            662,010    660,936    661,291    629,647    580,711    663,900    574,947
  Public Funds           180,540    177,464    136,748    137,610    124,665    176,586    119,685
---------------------------------------------------------------------------------------------------
Total Interest-Bearing
  Deposits             1,206,457  1,195,683  1,143,293  1,103,736  1,047,361  1,201,100  1,041,101
---------------------------------------------------------------------------------------------------
Total Deposits         1,431,907  1,403,603  1,333,922  1,294,045  1,241,451  1,417,833  1,234,883
---------------------------------------------------------------------------------------------------
Federal Funds Purchased
 and Securities Sold Under
  Repurchase Agreements    6,515      2,004      2,111        152      1,148      4,272        844
Other Liabilities         14,503     14,585     11,867     11,573     11,311     14,544     11,313
Shareholders' Equity     169,667    164,935    160,902    155,429    149,249    167,314    147,688
---------------------------------------------------------------------------------------------------
Total                 $1,622,591 $1,585,128 $1,508,802 $1,461,199 $1,403,159 $1,603,963 $1,394,732
===================================================================================================

RISK ANALYSIS OF THE LOAN PORTFOLIO

Total loans at June 30, 1998 of $1.0 billion increased $128.0 million or 14.5% compared to June 30, 1997 levels of $885.0 million and decreased $4.8 million or 0.5% compared to March 31, 1998 levels of $1.0 billion. The increase in total loans at June 30, 1998 compared to total loans at June 30, 1997, was primarily attributable to Management's efforts to improve the mix of earning assets and the Raymondville Acquisition. The decrease in total loans for June 30, 1998 compared to March 31, 1998 was attributable to several significant paydowns. The Company's loans are widely diversified by borrower and industry group. Loan demand remains good which is reflective of the positive economic growth in the Company's trade area.

The following table presents the composition of the loan portfolio for the last five quarters:

                                              1998                         1997
                                     ----------------------  ----------------------------------
Loan Portfolio Composition             Second       First       Fourth     Third       Second
(In Thousands)                         Quarter     Quarter    Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------
Commercial                            $275,738    $  270,730    $249,819   $232,083    $232,477
Commercial Tax-Exempt                   27,196        29,426      29,024     31,330      33,046
-----------------------------------------------------------------------------------------------
Total Commercial Loans                 302,934       300,156     278,843    263,413     265,523
-----------------------------------------------------------------------------------------------
Agricultural                            44,772        57,956      51,346     39,899      42,064
-----------------------------------------------------------------------------------------------
Real Estate

  Construction                          61,556        65,413      69,477     59,661      57,549
  Commercial Mortgage                  324,332       323,058     304,215    294,293     289,334
  Agricultural Mortgage                 35,044        35,068      31,949     30,630      29,448
  1-4 Family Mortgage                  130,258       128,196     122,043    120,724     117,720
-----------------------------------------------------------------------------------------------
Total Real Estate                      551,190       551,735     527,684    505,308     494,051
-----------------------------------------------------------------------------------------------
Consumer                               114,122       107,929      93,443     86,720      83,332
-----------------------------------------------------------------------------------------------
Total Loans                         $1,013,018    $1,017,776    $951,316   $895,340    $884,970
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

Nonperforming assets at June 30, 1998 of $12.4 million increased $2.4 million or 24.5% when compared to the June 30, 1997 balance of $10.0 million and increased $327,000 or 2.7% when compared to the March 31, 1998 balance of $12.1 million. Nonperforming assets as a percentage of total loans and foreclosed assets increased to 1.22% at June 30, 1998 compared to 1.12% at June 30, 1997. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

Loans which are contractually past due 90 days or more which are both well secured or guaranteed by financially responsible third parties and in are the process of collection generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at June 30, 1998 of $6.9 million reflects an increase of $204,000 compared to the June 30, 1997 level of $6.7 million and reflects an increase of $1.2 million or 20.7% compared to the March 31, 1998 level of $5.7 million.

Management has identified two potential problem loan relationships totaling $8.5 million. Management has allocated specific reserves totaling $1.5 million to the potential problem loans. The specific $1.5 million allocation of reserves is from previously unallocated reserves. Management believes that the specific reserves allocated to the potential problem loans adequately reflects the risk inherent in such loans. Less than ten percent of the potential problem loans are past due at June 30, 1998. The potential problem loans are not listed in the table below.

Management is aggressively pursing resolution of nonaccrual, accruing loans 90 days or more past due and potential problem loans.

Total cross-border credits of $8.1 million or 0.8% of total loans outstanding at June 30, 1998 reflect a slight increase when compared to the total cross-border credits of $7.6 million at June 30, 1997 and March 31, 1998. Total nonaccrual cross-border credits of $2.9 million at June 30, 1998 remain unchanged when compared to the total nonaccrual cross-border credits at March 31, 1998 and June 30, 1997.

An analysis of the components of nonperforming assets for the last five quarters is presented in the following table:

                                                   1998                       1997
                                            ------------------  ------------------------------
Nonperforming Assets                         Second     First    Fourth      Third     Second
(Dollars in Thousands)                       Quarter   Quarter   Quarter    Quarter    Quarter
-----------------------------------------------------------------------------------------------
Nonaccrual Loans                            $ 8,393    $ 7,887   $ 8,355   $ 8,615    $ 7,024
Renegotiated Loans                                -          -         -         -          -
-----------------------------------------------------------------------------------------------
Nonperforming Loans                           8,393      7,887     8,355     8,615      7,024
Foreclosed Assets
 (Primarily Other Real Estate)                4,003      4,182     3,331     2,868      2,930
-----------------------------------------------------------------------------------------------
Total Nonperforming Assets                   12,396     12,069    11,686    11,483      9,954
Accruing Loans 90 Days or More Past Due       6,862      5,683     3,287     3,139      6,658
-----------------------------------------------------------------------------------------------
Total Nonperforming Assets and Accruing
 Loans 90 Days or More Past Due             $19,258    $17,752   $14,973   $14,622    $16,612
-----------------------------------------------------------------------------------------------
Nonperforming Loans as a % of Total Loans      0.83%      0.77%     0.88%     0.96%      0.79%
Nonperforming Assets as a % of Total
 Loans and Foreclosed Assets                   1.22       1.18      1.22      1.28       1.12
Nonperforming Assets as a % of  Total Assets   0.75       0.74      0.76      0.78       0.70
Nonperforming Assets and Accruing
 Loans 90 Days or More Past Due
 as a % of Total Loans and Foreclosed Assets   1.89       1.74      1.57      1.63       1.87
===============================================================================================

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 1998 of $12.0 million increased $851,000 or 7.6% compared to the June 30, 1997 balance of $11.2 million and decreased $77,000 or 0.6% compared to the March 31, 1998 balance of $12.1 million. The allowance for loan losses at June 30, 1998 is 1.19% of loans outstanding, net of unearned discount. Management believes that the allowance for loan losses at June 30, 1998, adequately reflects the risks in the loan portfolio. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

The following table summarizes the transactions in the allowance for loan losses:

                                           1998                  1997              Six Months
                                    ---------------   ------------------------   Ended June 30,
Allowance for Loan Loss Activity    Second    First   Fourth    Third   Second   --------------
(Dollars in Thousands)              Quarter  Quarter  Quarter  Quarter  Quarter  1998    1997
-----------------------------------------------------------------------------------------------
Balance at Beginning of Period     $12,115 $11,291  $10,599  $11,187  $11,000  $11,291  $10,806
Balance from Acquisitions                -     308        -        -        -      308        -
Provision for Loan Losses              981     941    1,166      695      463    1,922    1,086
Charge-Offs
  Commercial                           300     228      170      950      165      528      658
  Agricultural                         630      13      275      155       47      643       47
  Real Estate                          111     120       27       25        1      231        7
  Consumer                             319     233      165      247      244      552      495
-----------------------------------------------------------------------------------------------
Total Charge-Offs                    1,360     594      637    1,377      457    1,954    1,207
-----------------------------------------------------------------------------------------------
Recoveries
  Commercial                            47     124       39       40       16      171       57
  Agricultural                           -       -       13        1       34        -       34
  Real Estate                          195       2       70        1       60      197      279
  Consumer                              60      43       41       52       71      103      132
-----------------------------------------------------------------------------------------------
Total Recoveries                       302     169      163       94      181      471      502
-----------------------------------------------------------------------------------------------
Net Charge-Offs                      1,058     425      474    1,283      276    1,483      705
-----------------------------------------------------------------------------------------------
Balance at End of Period           $12,038 $12,115  $11,291  $10,599  $11,187  $12,038  $11,187
-----------------------------------------------------------------------------------------------
Ratio of Allowance for Loan
 Losses to Loans Outstanding,
 Net of Unearned Discount            1.19%       1.19%    1.19%    1.18%    1.26%
Ratio of Allowance For Loan
 Losses to Nonperforming Assets     97.11      100.38    96.62    92.30   112.39
Ratio of Net Charge-Offs
 to Average Total Loans Outstanding,
 Net of Unearned Discount            0.42        0.18     0.20     0.57     0.13
===============================================================================================

PREMISES AND EQUIPMENT, NET

Premises and equipment of $67.1 million at June 30, 1998 increased $25.2 million or 60.2% compared to $41.9 million at June 30, 1997 and increased $5.6 million or 9.1% compared to $61.5 million at March 31, 1998. The net increase for June 30, 1998 compared to June 30, 1997, is primarily attributable to the $18.2 million for construction in progress of the Company's new headquarters in McAllen, Texas and partially attributable to the $3.3 million recorded for the Raymondville Acquisition. The net increase for June 30, 1998 compared to March 31, 1998 is primarily attributable to progress payments of $3.7 million for the new headquarters bank building in McAllen.

DEPOSITS

Total deposits at June 30, 1998 of $1.5 billion increased $210.5 million or 16.8% compared to the June 30, 1997 levels of $1.3 million and increased $21.2 million or 1.5% compared to March 31, 1998 levels of $1.4 billion. The increase in total deposits at June 30, 1998 compared to June 30, 1997 is attributable to on-going marketing and business development efforts, the $56.5 million of deposits recorded for the Raymondville Acquisition, and a $73.4 million increase in public funds (demand deposits, savings, money market checking and savings and time deposits). The increase in total deposits at June 30, 1998 compared to total deposits at March 31, 1998 was primarily attributable to a $10.3 million increase in public funds.

The following table presents the composition of total deposits for the last five quarters:

                                             1998                            1997
                                     -------------------    -----------------------------------
Total Deposits                       Second       First       Fourth       Third     Second
(In Thousands)                       Quarter     Quarter      Quarter     Quarter    Quarter
-----------------------------------------------------------------------------------------------
Demand Deposits
  Commercial and Individual         $219,720  $  223,048    $  203,325  $  189,253  $  181,593
  Public Funds                         5,400       6,814         5,098       3,532       6,755
-----------------------------------------------------------------------------------------------
Total Demand Deposits                225,120     229,862       208,423     192,785     188,348
-----------------------------------------------------------------------------------------------
Interest-Bearing Deposits
Savings

  Commercial and Individual          104,011     108,462       100,917      98,310     100,171
  Public Funds                           886         714           771         619         700
Money Market Checking and Savings

  Commercial and Individual          215,331     213,813       203,292     199,056     210,395
  Public Funds                        41,454      42,131        39,547      34,229      30,438
Time Deposits

  Commercial and Individual          684,303     667,222       647,959     644,426     594,117
  Public Funds                       196,086     183,833       161,874     139,205     132,513
-----------------------------------------------------------------------------------------------
Total Interest-Bearing
  Deposits                         1,242,071   1,216,175     1,154,360   1,115,845   1,068,334
-----------------------------------------------------------------------------------------------
Total Deposits                    $1,467,191  $1,446,037    $1,362,783  $1,308,630  $1,256,682
===============================================================================================

CAPITAL AND LIQUIDITY

Shareholders' equity at June 30, 1998 of $171.7 million increased $19.7 million or 13.0% compared to the June 30, 1997 level of $152.0 million and increased $5.2 million or 3.2% compared to the March 31, 1998 level of $166.4 million. The increase in shareholder equity was primarily attributable to earnings, reduced by dividends paid on Class A Common Stock.

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

Ratio targets are set for both Tier I and Total Capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum Total Capital Ratio is 8.0%. The Federal Reserve Board has guidelines for a Leverage Ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The Leverage Ratio is defined to be the company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Capital Ratio is equal to or greater than 10%, and Tier I Capital Ratio is equal to or greater than 6%, and Leverage Capital Ratio is equal to or greater than 5%. The Company's Tier I Capital Ratio was approximately 13.43% and 13.85% as of June 30, 1998 and 1997, respectively. The Company's Total Risk-Based Capital Ratio was approximately 14.56% and 15.07% as of June 30, 1998 and 1997, respectively. The Company's Leverage Capital Ratio was approximately 8.93% and 9.18% at June 30, 1998 and 1997, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of June 30, 1998.

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

For the six months ended June 30, 1998, liquidity was enhanced primarily by net cash provided by operating activities of $11.2 million and financing activities of $52.3 million offset by net cash used in investing activities of $8.8 million. The increase in net cash provided by operating activities was primarily attributable to $12.6 million net income for the six months ended June 30, 1998. The increase in net cash provided by financing activities was primarily attributable to the $48.0 million net increase in deposits. As a result, net cash and cash equivalents at June 30, 1998 of $136.1 million increased $54.7 million or 67.3% compared to net cash and cash equivalents at December 31, 1997 of $81.4 million.

SELECTED FINANCIAL DATA

                                                       Three Months Ended   Six Months Ended
                                                            June 30,           June 30,
                                                       ----------------     ---------------
Ratio Analysis (Annualized)                              1998     1997       1998     1997
---------------------------------------------------------------------------------------------
Return On Average
Assets                                                   1.67%    1.61%      1.58%    1.64%
Return On Average Shareholders' Equity                  15.98    15.15      15.19    15.48
Dividend Payout Ratio                                   23.91    18.80      25.58    18.80
Net Yield on Total Interest-Earning Assets*              4.90     5.15       4.85     5.08
Efficiency Ratio*                                       45.80    51.35      48.18    50.19
Total Average Loans to Total Average Deposits           71.41    69.26      70.70    68.65
Average Equity to Average Assets                        10.46    10.64      10.43    10.59
==============================================================================================

* Taxable-Equivalent Basis Assuming a 35% Effective Income Tax Rate.

COMMON STOCK TRADING DATA                                     (Nasdaq National Market System)
----------------------------------------------------------------------------------------------
                                                                        Trading Volume (1998)
Price
    June 30, 1998               $32.75  Book Value      $11.91         April  615,477   shares
    1998 price range   $27.00 - $35.63  Price/Book Value  2.75x          May  280,587   shares
    December 31, 1997           $30.50                                  June  503,459   shares
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

At June 30, 1998, based on these simulations, earnings at risk to an immediate 100 basis points rise in market interest rates was estimated to be less than 3.5 percent of projected 1998 after-tax net income. An immediate 100 basis point rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of the Corporation was held on April 27, 1998. The following matters were submitted to a vote of the Corporation's shareholder.

        1)  Election of Directors:

            Election of all eight director nominees was approved.

            Nominees             Total Votes For  Total Votes Withheld  Total Votes Against
            --------             ---------------  --------------------  -------------------
            Morris Atlas            12,026,238         173,694                   -
            Frank N. Boggus         12,025,188         174,744                   -
            Robert G. Farris        12,022,008         177,924                   -
            Joe M. Kilgore          12,025,188         174,744                   -
            C. Kenneth Landrum M.D. 12,025,338         174,594                   -
            G. E. Roney             12,023,904         174,744                1,284
            Julie G. Uhlhorn        12,023,591         173,694                2,647
            Jack Whetsel            12,025,338         174,594                   -

        2)  Approval of the 1997 Nonstatutory Stock Option Plan

            Total Votes For        10,038,426
            Total Votes Withheld      170,209
            Total Votes Against     1,991,297

        3)  Approval of the 1997 Incentive Stock Optional Plan

            Total Votes For        12,098,443
            Total Votes Withheld       18,226
            Total Votes Against        83,261

        4)  Increase authorized shares

            Total Votes For        10,126,920
            Total Votes Withheld       18,092
            Total Votes Against     2,054,920

Item 6.

     (a) Exhibits

         10.16 Amendment No. 9 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions), adopted June 9, 1998.

         27.     Financial Data Schedule

     (b) Reports on Form 8-K

         None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Texas Regional Bancshares, Inc.

July 27, 1998                                   /s/ G. E. Roney
-----------------------                         ------------------------
Date                                            G. E. Roney
                                                Chairman of the Board,
                                                President & Chief
                                                Executive Officer

July 27, 1998                                   /s/ George R. Carruthers
-----------------------                         ------------------------
Date                                            George R. Carruthers
                                                Executive Vice President &
                                                Chief Financial Officer