Form 10-Q
period 1998-09-30
TEXAS REGIONAL BANCSHARES INC
filed 1998-11-10
CIK 787648

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON D.C. 20549

                                         FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15 (d) of The
                 Securities Exchange Act of 1934

                 For the Quarterly period Ended September 30, 1998


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


                     Class A Voting Common Stock 14,411,583 shares, $1 par value, outstanding as of November 10, 1998.

PART I.  FINANCIAL INFORMATION.

  Item 1.  Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                           September 30,           December 31,
                                                            --------------------------  --------------
(Dollars in Thousands)                                           1998          1997           1997
------------------------------------------------------------------------------------------------------
Assets
  Cash and Due From Banks ................................. $    49,257    $    58,476    $    62,268
  Federal Funds Sold ......................................      58,245         36,932         18,985
  Time Deposits ...........................................         883            200            100
------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents .......................     108,385         95,608         81,353
  Securities Available for Sale ...........................     457,654        291,934        324,177
  Securities Held to Maturity (Estimated Market
    Value of $20,866 and $112,504 at
    September 30, 1998 and 1997,
    respectively, and $93,311 at December 31, 1997) .......      20,521        111,963         92,744
  Loans, Net of Unearned Discount of $4,861 and
    $2,750 at September 30, 1998 and 1997,
    respectively and $2,753 at December 31, 1997 ..........   1,032,658        895,340        951,316
  Less: Allowance for Loan Losses .........................     (12,555)       (10,599)       (11,291)
------------------------------------------------------------------------------------------------------
    Net Loans .............................................   1,020,103        884,741        940,025
  Premises and Equipment, Net .............................      69,324         45,347         52,443
  Accrued Interest Receivable .............................      14,071         16,982         16,033
  Other Real Estate .......................................       5,389          2,629          3,124
  Intangibles .............................................      27,637         24,629         24,066
  Other Assets ............................................       9,200          5,193          4,804
------------------------------------------------------------------------------------------------------
    Total Assets .......................................... $ 1,732,284    $ 1,479,026    $ 1,538,769
======================================================================================================
Liabilities
  Deposits
    Demand ................................................ $   239,735    $   192,785    $   208,423
    Savings ...............................................     102,991         98,929        101,688
    Money Market Checking and Savings .....................     250,933        233,285        242,839
    Time Deposits .........................................     939,444        783,631        809,833
------------------------------------------------------------------------------------------------------
      Total Deposits ......................................   1,533,103      1,308,630      1,362,783
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements .......................       9,197            108          1,801
  Accounts Payable and Accrued Liabilities ................      16,626         13,126         12,630
------------------------------------------------------------------------------------------------------
    Total Liabilities .....................................   1,558,926      1,321,864      1,377,214
------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
  Preferred Stock; $1.00 Par Value, 10,000,000
    Shares Authorized; None Issued and Outstanding ........        --             --             --
  Common Stock - Class A; $1.00 Par Value, 50,000,000
    Shares Authorized; Issued and Outstanding, 14,411,583,
    at September 30, 1998, 14,398,741 at September 30,
    1997 and 14,403,484 at December 31, 1997 (Note 5) .....      14,412         14,399         14,403
  Paid-In Capital .........................................      87,586         87,044         87,078
  Retained Earnings .......................................      69,590         54,793         59,167
  Accumulated Other Comprehensive Income ..................       1,770            926            907
------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity ............................     173,358        157,162        161,555
------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity ............ $ 1,732,284    $ 1,479,026    $ 1,538,769
======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS of INCOME and               Quarter Ended     Nine Months Ended
COMPREHENSIVE INCOME (UNAUDITED)                    September 30,       September 30,
                                                  -----------------   -----------------
(Dollars in Thousands, Except Per Share Data)       1998      1997      1998      1997
---------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees .......................   $23,686   $21,742   $71,851   $63,343
  Investment Securities
    Taxable ...................................     6,398     5,737    18,722    16,945
    Tax-Exempt ................................       391       363     1,130     1,159
  Time Deposits ...............................        16         3        67        11
  Federal Funds Sold ..........................       636       752     1,337     1,662
---------------------------------------------------------------------------------------
    Total Interest Income .....................    31,127    28,597    93,107    83,120
---------------------------------------------------------------------------------------
Interest Expense
  Deposits ....................................    15,167    13,205    43,060    36,777
  Federal Funds Purchased and
    Securities Sold Under
     Repurchase Agreements ....................        71         2       183        23
---------------------------------------------------------------------------------------
    Total Interest Expense ....................    15,238    13,207    43,243    36,800
---------------------------------------------------------------------------------------
Net Interest Income ...........................    15,889    15,390    49,864    46,320
Provision for Loan Losses .....................     7,157       695     9,079     1,781
---------------------------------------------------------------------------------------
    Net Interest Income After
     Provision for Loan Losses ................     8,732    14,695    40,785    44,539
---------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts .........     2,110     1,751     5,880     5,173
  Other Service Charges .......................       506       409     1,608     1,166
  Trust Service Fees ..........................       444       425     1,321     1,250
  Investment Security Gains (Losses) ..........     2,137       215     2,557       520
  Data Processing Service Fees ................       391       260     1,076       794
  Other Operating Income ......................       266       171       997       666
---------------------------------------------------------------------------------------
    Total Noninterest Income ..................     5,854     3,231    13,439     9,569
---------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits ..............     4,847     4,171    13,904    13,371
  Net Occupancy Expense .......................     1,140       721     2,760     2,082
  Equipment Expense ...........................     1,229       989     3,453     2,854
  Other Real Estate (Income) Expense, Net .....        56        95        50       121
  Intangible Asset Amortization ...............       680       563     1,982     1,689
  Impairment Loss .............................      --        --        --         630
  One Time Charge - Acquisitions (Note 6) .....      --        --         728      --
  Other Noninterest Expense ...................     2,630     2,419     7,870     7,194
---------------------------------------------------------------------------------------
    Total Noninterest Expense .................    10,582     8,958    30,747    27,941
---------------------------------------------------------------------------------------
Income Before Income Tax Expense ..............     4,004     8,968    23,477    26,167
Income Tax Expense ............................     1,207     3,004     8,077     8,863
---------------------------------------------------------------------------------------
Net Income ....................................     2,797     5,964    15,400    17,304
Other Comprehensive Income -
  Unrealized Gains (Losses) on Investment
   Securities Available for Sale ..............       651       687       863       458
---------------------------------------------------------------------------------------
Comprehensive Income ..........................   $ 3,448   $ 6,651   $16,263   $17,762
=======================================================================================
Basic Earnings Per Common Share (Note 3)
  Net Income ..................................   $  0.19   $  0.41   $  1.07   $  1.20
  Weighted Average Number of Common Shares
    Outstanding (In Thousands) ................    14,412    14,396    14,408    14,369
---------------------------------------------------------------------------------------
Diluted Earnings Per Common Share (Note 3)
  Net Income ..................................   $  0.19   $  0.41   $  1.05   $  1.19
  Weighted Average Number of Common Shares
    Outstanding (In Thousands) ................    14,635    14,626    14,644    14,600
=======================================================================================

The accompanying notes are an integral part of the consolidated financial statements.
Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS of CHANGES in SHAREHOLDERS' EQUITY (UNAUDITED)
For the Year Ended December 31, 1997 And the Nine Months Ended September 30,
1998

                                                                                       Accumulated     Total
                                                     Class A                              Other        Share
                                                     Common     Paid-in      Retained  Comprehensive   holders'
(Dollars in Thousands)                                Stock     Capital      Earnings     Income       Equity
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 ......................  $  10,000   $  86,620    $  46,225    $     468   $ 143,313
Exercise of stock options,
 35,814 shares of Class A
 Common Stock ...................................         36         458         --           --           494
Other Comprehensive Income
 for 1997 .......................................       --          --           --            439         439
Class A Common Stock Cash Dividends -
 Texas Regional Bancshares, Inc. ................       --          --         (4,803)        --        (4,803)
Common Stock Cash Dividends - Acquisitions ......       --          --         (1,006)        --        (1,006)
Class A Common Stock 3-for-2 Stock Split ........      4,367        --         (4,371)        --            (4)
Net Income ......................................       --          --         23,122         --        23,122
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 ......................     14,403      87,078       59,167          907     161,555
Exercise of stock options,
 5,661 Shares of Class A
 Common Stock ...................................          9         113         --           --           122
Other Comprehensive Income
 for 1998 .......................................       --          --           --            863         863
Class A Common Stock Cash Dividends .............       --          --         (4,977)        --        (4,977)
Cash Dividends Paid on Fractional Shares ........       --            (8)        --           --            (8)
Tax Effect of Nonqualified Stock Options
 Exercised ......................................       --           403         --           --           403
Net Income for the Nine Months
 Ended September 30, 1998 .......................       --          --         15,400         --        15,400
---------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998 .....................  $  14,412   $  87,586    $  69,590    $   1,770   $ 173,358
===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
Nine Months Ended September 30, 1998 and 1997

(Dollars in Thousands)                                                         1998                  1997
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income .............................................................   $  15,400             $  17,304
  Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities
      Depreciation, Amortization and Accretion, Net ......................       2,199                 2,525
      Provision for Loan Losses ..........................................       9,079                 1,781
      Provision for Estimated Losses on Other Real Estate and Other Assets          22                    43
      Gain on Sales of Other Real Estate .................................        (286)                  (37)
      Gain on Sale of Securities Available for Sale ......................      (2,564)                 (514)
      Gain on Sale of Premises and Equipment .............................        (220)                   (1)
      (Gain) Loss on Sale of Other Assets ................................          22                   (12)
        Impairment Loss ..................................................        --                     630
      Decrease in Accrued Interest Receivable and Other Assets ...........         949                15,025
      Decrease in Accounts Payable and Accrued Liabilities ...............         599                 1,076
------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities ................................      25,200                37,820
------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale ...................     345,260                55,737
  Proceeds from Maturing Securities Available for Sale ...................     100,338                42,854
  Purchases of Securities Available for Sale .............................    (513,171)             (182,551)
  Proceeds from Maturing Securities Held to Maturity .....................      31,111                64,181
  Purchases of Securities Held to Maturity ...............................        --                 (11,702)
  Proceeds from Sale of Loans ............................................       2,033                    46
  Purchases of Loans .....................................................         (39)                 (490)
  Loan Originations and Advances .........................................     (71,535)              (81,702)
  Recoveries of Charged-Off Loans ........................................         598                   596
  Proceeds from Sale of Other Assets .....................................         532                   205
  Proceeds from Sale of Other Real Estate ................................       2,343                   879
  Proceeds from Sale of Premises and Equipment ...........................         556                     1
  Purchases of Premises and Equipment ....................................     (17,722)               (8,107)
------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities ....................................    (119,696)             (120,053)
------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase (Decrease) in Demand, Savings, Money
    Market Checking and Savings Deposit Accounts .........................      12,783               (26,554)
  Net Increase in Time Deposits ..........................................     101,079               119,549
  Net Increase (Decrease) in Securities Sold
    Under Repurchase Agreements ..........................................       6,572                  (524)
  Cash Dividends Paid on Class A Common Stock (Note 5) ...................      (4,583)               (3,799)
  Cash Dividends Paid on Fractional Shares ...............................          (8)                 --
  Tax Effect of Nonqualified Stock Options Exercised .....................         403                  --
  Proceeds from the Sale of Common Stock .................................         122                   456
  Net Cash and Cash Equivalents Received from Acquisition ................       5,160                  --
------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities ................................     121,528                89,128
------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents ....................................      27,032                 6,895
Cash and Cash Equivalents at Beginning of Year ...........................      81,353                88,713
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Quarter ..............................   $ 108,385             $  95,608
============================================================================================================
Supplemental Disclosures of Cash Flow Information
  Interest Paid ..........................................................   $  42,524             $  36,090
  Income Taxes Paid ......................................................      10,657                 9,911
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable       4,953                 2,913
============================================================================================================

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

NOTE 2-IMPAIRED LOANS

At September 30, 1998, the Company had a $15.2 million recorded investment in impaired loans for which there was a related allowance for loan losses of $1.3 million. At September 30, 1998, the Company had $149,000 in impaired loans for which there was no related allowance for loan losses. The average level of impaired loans during the three months ended September 30, 1998 was $18.2 million. The Company recorded interest income of $201,000 on its impaired loans during the nine months ended September 30, 1998.

NOTE 3-EARNINGS PER COMMON SHARE COMPUTATIONS

The number of shares outstanding and related earnings per share ("EPS") amounts have been restated to retroactively give effect for the 1997 three-for-two stock split.

The table below presents a reconciliation of basic and diluted earnings per share computations for the nine months ended September 30, 1998 and 1997.

(Dollars in thousands, except per share data)               1998          1997
--------------------------------------------------------------------------------
Net income available to common shareholders ........   $    15,400   $    17,304
--------------------------------------------------------------------------------
Weighted average number of common shares outstanding
  used in basic EPS calculation ....................    14,407,793    14,369,497
Add assumed exercise of outstanding stock options as
  adjustments for dilutive securities ..............       236,671       230,558
--------------------------------------------------------------------------------
Weighted average number of common shares
  outstanding used in diluted EPS calculations .....    14,644,464    14,600,055
--------------------------------------------------------------------------------
Basic EPS ..........................................   $      1.07   $      1.20
Diluted EPS ........................................          1.05          1.19
================================================================================

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

NOTE 5-COMMON STOCK

On September 8, 1998, the Board of Directors increased the quarterly cash dividend from $0.11 to $0.125 per share. The dividend was paid on October 15, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Review
Texas Regional Bancshares, Inc. and Subsidiaries

Results of Operations

Net income for the three months ended September 30, 1998 was $2.8 million, or $0.19 per diluted share. This was down from $6.0 million or $0.41 per diluted share, in the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $15.4 million or $1.05 per diluted share as compared to $17.3 million or $1.19 per diluted share in the comparable period of 1997.

The decrease in net income for the nine months ended September 30, 1998 compared to the same period in 1997 was due primarily to the write off and write down of certain loans in the agricultural portfolio in the third quarter of 1998. Total loans charged off or written down in the third quarter amounted to $6.7 million, of which $4.8 million or 71.1% related to agriculture loans. Total interest income in the amount of $1.2 million was also charged off of which $0.9 million or 72.9% related to agriculture loans. During the third quarter $7.2 million was added to the allowance for loan losses.

Noninterest income increased $3.9 million for the nine months ended September 30, 1998 compared to the same period in 1997, $2.6 million for the three months ended September 30, 1998 compared to the same period in 1997 and $2.2 million for the third quarter 1998 compared to the second quarter in 1998. The increases in these periods were due to the sale of a portion of the Company's available for sale investment portfolio in the third quarter 1998, which resulted in a gain of $2.1 million.

A more detailed description of the results of operations is included in material that follows.

On February 19, 1998, Texas Regional Bancshares, Inc. (the "Corporation") completed the acquisition of three bank holding companies and their three subsidiary banks. Each of the three subsidiary banks acquired were merged with and into Texas State Bank (the "Bank"), the principal operating subsidiary of the Corporation (collectively, the "Company"). The acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. are accounted for under the pooling-of-interests method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. The acquisition of Raymondville Bancorp, Inc. (the "Raymondville Acquisition") was accounted for under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998. The Company incurred a one-time charge of $0.03 per share primarily in the first quarter of 1998 related to the Brownsville acquisitions.

The following table presents selected financial data regarding results of operations:

                                                                                           Nine Months
Condensed Quarterly Income                       1998                     1997               Ended
Statements Taxable-Equivalent Basis* ---------------------------    ----------------      September 30,
(Dollars in Thousands,                 Third    Second     First    Fourth     Third     --------------
Except Per Share Data)                Quarter   Quarter   Quarter   Quarter   Quarter    1998      1997
---------------------------------------------------------------------------------------------------------
Interest Income ...................   $31,499   $31,792   $30,915   $29,992   $28,976   $94,207   $84,308
Interest Expense ..................    15,238    14,038    13,967    13,818    13,207    43,243    36,800
---------------------------------------------------------------------------------------------------------
Net Interest Income ...............    16,261    17,754    16,948    16,174    15,769    50,964    47,508
Provision for Loan Losses .........     7,157       981       941     1,166       695     9,079     1,781
Noninterest Income ................     5,854     3,623     3,962     3,403     3,231    13,439     9,569
Noninterest Expense ...............    10,582     9,638    10,527     9,229     8,958    30,747    27,941
---------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
  Adjustment and Income Tax .......     4,376    10,758     9,442     9,182     9,348    24,577    27,355
Taxable-Equivalent Adjustment .....       372       374       353       367       380     1,100     1,188
Applicable Income Tax Expense .....     1,207     3,624     3,246     2,997     3,004     8,077     8,863
---------------------------------------------------------------------------------------------------------
Net Income ........................   $ 2,797   $ 6,760   $ 5,843   $ 5,818   $ 5,964   $15,400   $17,304
=========================================================================================================
Net Income Per Common Share
  Basic ...........................   $  0.19   $  0.47   $  0.41   $  0.40   $  0.41   $  1.07   $  1.20
  Diluted .........................      0.19      0.46      0.40      0.40      0.41      1.05      1.19
=========================================================================================================

 * Taxable-Equivalent basis assuming a 35% tax rate

The Company has historically paid cash and used the purchase method of accounting for the majority of its acquisitions, which has resulted in the creation of intangible assets. These intangible assets are deducted from capital in the determination of regulatory capital. Thus, "cash" earnings represents regulatory capital generated during the year and can be viewed as net income excluding intangible amortization, net of tax. While the definition of "cash" earnings may vary by company, we believe this definition to be appropriate as it measures the per share growth of regulatory capital, which impacts the amounts available for dividends and acquisitions.

The following table reconciles reported earnings to net income excluding intangible amortization (i.e. "cash" earnings):

                                                                                                                Nine Months
Cash Earnings                                         1998                               1997                     Ended
Taxable-Equivalent Basis*          ---------------------------------------   -------------------------          September 30,
Dollars in Thousands,                  Third        Second         First         Fourth        Third       -----------------------
Except Per Share Data)                Quarter       Quarter       Quarter        Quarter      Quarter         1998          1997
----------------------------------------------------------------------------------------------------------------------------------
Reported Net Income ............   $    2,797    $    6,760    $    5,843    $    5,818    $    5,964    $   15,400     $   17,304
Intangible Amortization ........          680           681           621           563           563         1,982          1,689
Income Tax Adjustment ..........         (135)         (135)         (123)         (111)         (111)         (393)          (333)
----------------------------------------------------------------------------------------------------------------------------------
Cash Earnings ..................   $    3,342    $    7,306    $    6,341    $    6,270    $    6,416    $   16,989     $   18,660
==================================================================================================================================
Cash Earnings Per Common Share
  Basic ........................   $     0.23    $     0.51    $     0.44    $     0.44    $     0.45    $     1.18     $     1.30
  Diluted ......................         0.23          0.50          0.43          0.43          0.44          1.16           1.28
Cash Earnings Return on
 Average Assets ................         0.79%         1.81%         1.62%         1.65%         1.74%         1.39%          1.76%
Cash Earnings Return on
 Average Shareholders' Equity ..         7.56         17.27         15.59         15.46         16.38         13.36          16.61
==================================================================================================================================

 * Taxable-Equivalent basis assuming a 35% effective income tax rate.

NET INTEREST INCOME

Taxable equivalent net interest income of $16.3 million for the third quarter 1998 was down from $17.8 million in the prior quarter in 1998 and up from $15.8 million in the third quarter of 1997. Net interest income was unfavorably impacted by nonaccrual loans, which averaged $18.2 million during the third quarter as compared to $8.1 million in the second quarter. The increase in net interest income in the third quarter 1998 compared with the same quarter 1997 and also for the nine months ended September 30, 1998 compared with the same period in 1997, reflects the increase in the average volumes of interest-earning assets exceeding the increase in average volumes of interest-bearing liabilities and the Raymondville Acquisition, and was offset by a reduction in interest income due to nonperforming loans, the reversal of previously accrued interest and competition.

The net yield on total interest-earning assets, also referred to as net interest margin, of 4.25% for the third quarter 1998 reflects a decrease of 48 basis points from the same quarter in 1997 and reflects a decrease of 65 basis points from 4.90% for the prior quarter in 1998. The decline in the net interest income and net yield for the three months ended September 30, 1998 compared to the prior quarter 1998 and the net yield for the third quarter 1997 was primarily attributable to nonperforming loans and the reversal of $1.2 million in previously accrued interest in the third quarter of 1998. Additionally, loan yields declined and deposit costs increased, both as a result of competition.

Shown below are tables which compare the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, as well as the interest-bearing liabilities, expressed both in dollars and rates.

                                                                         Three Months Ended
Summary of Interest-Earning        -------------------------------------------------------------------------------------------------
Assets and Interest-Bearing            September 30, 1998                   June 30, 1998                   September 30, 1997
Liabilities                        ----------------------------      ----------------------------     ------------------------------
Taxable-Equivalent Basis           Average               Yield/      Average               Yield/     Average                 Yield/
(Dollars in Thousands)             Balance    Interest   Rate*       Balance   Interest     Rate*     Balance    Interest      Rate*
------------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets
Loans
  Commercial .................  $  348,810   $  6,851     7.79%   $  356,459   $  8,413     9.47%   $  304,912   $  7,466      9.71%
  Real Estate ................     561,721     13,649     9.64       554,606     13,592     9.83       497,714     12,247      9.76
  Consumer ...................     115,939      3,350    11.46       111,476      2,807    10.10        85,226      2,217     10.32
------------------------------------------------------------------------------------------------------------------------------------
Total Loans ..................   1,026,470     23,850     9.22     1,022,541     24,812     9.73       887,852     21,930      9.80
------------------------------------------------------------------------------------------------------------------------------------
Investment Securities
  Taxable ....................     415,429      6,399     6.11       376,057      6,021     6.42       355,967      5,738      6.40
  Tax-Exempt .................      30,594        599     7.77        28,420        581     8.20        25,319        552      8.65
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities        446,023       6,998    6.22       404,477      6,602     6.55       381,286      6,290      6.54
------------------------------------------------------------------------------------------------------------------------------------
Time Deposits ................       1,674         16     3.79         1,852         33     7.15           279          4      5.69
Federal Funds Sold ...........      45,114        635     5.58        25,197        345     5.49        53,693        752      5.56
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets .....................  $1,519,281   $ 31,499     8.23    $1,454,067     31,792     8.77    $1,323,110     28,976      8.69
------------------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
Savings ......................  $  104,690        793     3.01    $  106,929        776     2.91    $   99,620        800      3.19
Money Market Checking and
 Savings .....................     258,497      1,920     2.95       256,978      1,851     2.89       236,859      1,718      2.88
Time Deposits ................     903,768     12,454     5.47       842,550     11,327     5.39       767,257     10,688      5.53
------------------------------------------------------------------------------------------------------------------------------------
Total Savings and Time
 Deposits ....................   1,266,955     15,167     4.75     1,206,457     13,954     4.64     1,103,736     13,206      4.75
------------------------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased and
  Securities Sold Under
   Repurchase Agreements .....       5,756         71     4.89         6,515         84     5.17           152          1      2.61
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
  Liabilities ................  $1,272,711     15,238     4.75    $1,212,971     14,038     4.64    $1,103,888     13,207      4.75
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income ..........               $ 16,261                          $ 17,754                          $ 15,769
------------------------------------------------------------------------------------------------------------------------------------
Net Yield on Total
 Interest-Earning Assets .....                            4.25%                             4.90%                              4.73%
====================================================================================================================================

* Annualized

                                                                               Nine Months Ended
Summary of Interest-Earning                        --------------------------------------------------------------------------
Assets and Interest-Bearing                               September 30, 1998                        September 30, 1997
Liabilities                                        ---------------------------------    -------------------------------------
Taxable-Equivalent Basis                           Average                   Yield/     Average                        Yield/
(Dollars in Thousands)                             Balance      Interest     Rate*      Balance       Interest         Rate*
-----------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets
Loans
  Commercial .............................      $  349,247   $   23,274        8.91% $  300,643      $ 21,856            9.72%
  Real Estate ............................         551,899       40,387        9.78     478,987        35,789            9.99
  Consumer ...............................         109,376        8,694       10.63      81,481         6,272           10.29
-----------------------------------------------------------------------------------------------------------------------------
Total Loans ..............................       1,010,522       72,355        9.57     861,111        63,917            9.92
-----------------------------------------------------------------------------------------------------------------------------
Investment Securities
  Taxable ................................         394,769       18,723        6.34     352,471        16,946            6.43
  Tax-Exempt .............................          28,904        1,725        7.98      26,427         1,770            8.95
-----------------------------------------------------------------------------------------------------------------------------
Total Investment Securities ..............         423,673       20,448        6.45     378,898        18,716            6.60
-----------------------------------------------------------------------------------------------------------------------------
Time Deposits ............................           1,566           67        5.72         289            12            5.55
Federal Funds Sold .......................          32,092        1,336        5.57      40,259         1,662            5.52
-----------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets .................................      $1,467,853       94,206        8.58  $1,280,557        84,307            8.80
-----------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
Savings ..................................      $  105,349        2,336        2.96  $  102,741         2,448            3.19
Money Market Checking and
 Savings .................................         256,132        5,615        2.93     242,958         5,105            2.81
Time Deposits ............................         861,812       35,109        5.45     716,284        29,224            5.45
-----------------------------------------------------------------------------------------------------------------------------
Total Savings and Time
 Deposits ................................       1,223,293       43,060        4.71   1,061,983        36,777            4.63
-----------------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased and
  Securities Sold Under
   Repurchase Agreements .................           4,772          183        5.13         613            23            5.02
-----------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
  Liabilities ............................      $1,228,065       43,243        4.71   1,062,596        36,800            4.63
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income ......................                   $   50,963                              $ 47,507
-----------------------------------------------------------------------------------------------------------------------------
Net Yield on Total
 Interest-Earning Assets .................                                     4.64%                                     4.96%
=============================================================================================================================

* Annualized

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Nonaccrual loans are included in assets, thereby reducing yields. The allocation of the rate/volume variance has been made pro rata on the percentage that volume and rate variances are produced in each category.

Analysis of Changes in Net Interest Income
Taxable-Equivalent Basis
Nine Months Ended September 30,1998                   Due to Change in
Compared to September 30, 1997       Net    ------------------------------------
(In Thousands)                     Change     Volume       Rate     Rate/Volume
--------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees ....... $  8,438    $ 11,086    $ (2,254)   $   (394)
  Investment Securities
    Taxable ...................    1,777       2,034        (237)        (20)
    Tax-Exempt ................      (45)        166        (192)        (19)
  Time Deposits ...............       55          53        --             2
  Federal Funds Sold ..........     (326)       (337)         15          (4)
--------------------------------------------------------------------------------
   Total Interest Income ......    9,899      13,002      (2,668)       (435)
--------------------------------------------------------------------------------
Interest Expense
  Deposits ....................    6,283       5,586         635          62
  Federal Funds Purchased
    and Securities Sold
    Under Repurchase Agreements      160         156           1           3
--------------------------------------------------------------------------------
Total Interest Expense ........    6,443       5,742         636          65
--------------------------------------------------------------------------------
Net Interest Income Before
  Allocation Of Rate/Volume ...    3,456       7,260      (3,304)       (500)
--------------------------------------------------------------------------------
Allocation of Rate/Volume .....     --          (415)        (85)        500
--------------------------------------------------------------------------------
Changes in Net Interest Income  $  3,456    $  6,845    $ (3,389)   $   --
================================================================================

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 1998 of $7.2 million is up from $0.7 million reported in last year's comparable period because of the charge-off of loans during the three months ended September 30, 1998, as previously discussed. See Allowance for Loan Losses.

NONINTEREST INCOME

Noninterest income for the third quarter of 1998 of $5.9 million was up substantially from $3.2 million reported in third quarter of 1997 primarily because of the sale of a portion of the Company's available for sale investment portfolio. Long-term interest rates were at or near 30 year lows for most of the third quarter. This coupled with management's belief in the fundamental underlying strength of the U.S., Texas and Rio Grande Valley economies, presented an opportunity to realize some of the security gains. A total of $2.1 million in security gains was taken during the third quarter 1998 in the available for sale portfolio.

Noninterest income also benefited from the Company's continuing strong deposit growth in the third quarter 1998. Service charges on these deposit accounts were up 21.0% from last year's comparable period. The following table summarizes the major noninterest income categories:

                                                                                                                Nine Months
                                                             1998                         1997                     Ended
                                               --------------------------------   --------------------         September 30,
Noninterest Income                              Third      Second       First       Fourth      Third        ----------------
(In Thousands)                                 Quarter     Quarter     Quarter     Quarter     Quarter       1998        1997
------------------------------------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts .......    $ 2,110     $ 1,941     $ 1,829     $ 1,836     $ 1,751     $ 5,880     $ 5,173
Other Service Charges .....................        506         516         586         440         409       1,608       1,166
------------------------------------------------------------------------------------------------------------------------------
Total Service Charges .....................      2,616       2,457       2,415       2,276       2,160       7,488       6,339
Trust Service Fees ........................        444         430         447         441         425       1,321       1,250
Investment Securities Gains (Losses) ......      2,137         198         222         214         215       2,557         520
Data Processing Service Fees ..............        391         344         341         286         260       1,076         794
Other Operating Income ....................        266         194         537         186         171         997         666
------------------------------------------------------------------------------------------------------------------------------
 Total ....................................    $ 5,854     $ 3,623     $ 3,962     $ 3,403     $ 3,231     $13,439     $ 9,569
==============================================================================================================================

NONINTEREST EXPENSE

Noninterest expense of $10.6 million in the third quarter of 1998 was up from $9.6 million in the previous quarter and up 18.1% from $9.0 million in the third quarter of 1997, primarily due to the opening of the Company's new headquarters in McAllen, Texas, on July 13, 1998. This allowed the bank to consolidate operations from four different buildings into one, enhancing productivity.

Total salaries and employee benefits for the three months ended September 30, 1998 increased $0.5 million from the previous quarter in 1998 and $0.7 million from the third quarter of 1997 and reflects an increase in personnel hired late in the second quarter of 1998 and into the third quarter of 1998 to fill previously unfilled positions. Total Salaries and employee benefits for the nine months ended September 30, 1998 compared with the same period in 1997 increased 4.0% which reflects the increase hirings in the third quarter of 1998 and the Raymondville acquisition.

Net Occupancy expense of $1.1 million for the quarter ended September 30, 1998 increased $0.4 million or 58.1% compared to $0.7 million for the quarter ended September 30, 1997 and increased $0.3 million or 35.4% compared to $0.8 million for the three months ended June 30, 1998. The Net Occupancy expense increased $0.7 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. All period increases were primarily due to the occupancy expenses associated with the Raymondville Acquisition, the new Edinburg branch which was opened for business in December 1997, and the new corporate headquarters which opened in July 1998.

Equipment expense of $1.2 million for the quarter ended September 30, 1998 increased $0.2 million or 24.3% compared to $1.0 million for the quarter ended September 30, 1997 and increased $0.1 million or 12.8% compared to the three months ended June 30, 1998. Equipment expense increased $0.6 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. All period increases were primarily due to expenses associated with the equipment acquired to service the Company's increasing customer base, moving to the new corporate headquarters and the Raymondville Acquisition.

The One Time Charge - Acquisitions cost of $0.7 million reflects expenses related to business combinations accounted for by the pooling-of-interests method.

Total Other Noninterest expense of $2.6 million for the quarter ended September 30, 1998 increased $0.2 million or 8.7% compared to $2.4 million for the quarter ended September 30, 1997 and was comparable to the three months ended June 30, 1998. Total Other Noninterest expense increased $0.7 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 primarily due to an increased volume of business conducted by the Company.

The following table displays the major noninterest expense categories:

                                                                                                       Nine Months
                                                     1998                           1997                  Ended
                                       --------------------------------    --------------------        September 30,
Noninterest Expense                     Third       Second       First      Fourth       Third     --------------------
(Dollars in Thousands)                  Quarter     Quarter     Quarter     Quarter     Quarter       1998       1997
-----------------------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits
  Salaries and Wages ...............   $  3,969    $  3,444    $  3,814    $  3,584    $  3,392    $ 11,227    $ 10,860
  Employee Benefits ................        878         946         853         737         779       2,677       2,511
-----------------------------------------------------------------------------------------------------------------------
   Total Salaries and
     Employee Benefits .............      4,847       4,390       4,667       4,321       4,171      13,904      13,371
-----------------------------------------------------------------------------------------------------------------------
Net Occupancy Expense ..............      1,140         842         778         605         721       2,760       2,082
-----------------------------------------------------------------------------------------------------------------------
Equipment Expense ..................      1,229       1,090       1,134         924         989       3,453       2,854
-----------------------------------------------------------------------------------------------------------------------
Other Real Estate (Income)
  Expense, Net
    Rent Income ....................         (6)         (4)        (14)         (9)        (12)        (24)        (62)
    Gain (Loss) on Sale ............        (54)       (199)        (34)        (78)         11        (287)        (37)
    Expense ........................        102         137         103          71          72         342         196
    Write-Downs ....................         14           5        --          --            24          19          24
-----------------------------------------------------------------------------------------------------------------------
    Total Other Real Estate
     (Income) Expense, Net .........         56         (61)         55         (16)         95          50         121
-----------------------------------------------------------------------------------------------------------------------
Intangible Asset Amortization ......        680         681         621         563         563       1,982       1,689
-----------------------------------------------------------------------------------------------------------------------
Impairment Loss ....................       --          --          --          --          --          --           630
-----------------------------------------------------------------------------------------------------------------------
One Time Charge - Acquisitions .....       --            46         682        --          --           728        --
-----------------------------------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public Relations .        491         299         322         390         319       1,112         982
  Data Processing and Check Clearing        301         286         295         286         257         882         834
  Director Fees ....................         80          48         124         122         120         252         393
  Franchise Tax ....................        132         191         137         133         133         460         400
  Insurance ........................        107         102          92          85         101         301         242
  FDIC Insurance ...................         44          42          38          34          35         124         116
  Legal Fees .......................        280         333         348         333         323         961         717
  Professional Fees ................        166         156         173         205         181         495         570
  Postage, Delivery and Freight ....        203         214         204         177         162         621         512
  Stationery and Supplies ..........        269         424         341         272         258       1,034         784
  Telephone ........................        150         127         132         109         103         409         324
  Other Losses .....................        141         110          56         383         169         307         454
  Miscellaneous Expenses ...........        266         318         328         303         258         912         866
-----------------------------------------------------------------------------------------------------------------------
    Total Other Noninterest Expense       2,630       2,650       2,590       2,832       2,419       7,870       7,194
-----------------------------------------------------------------------------------------------------------------------
    Total ..........................   $ 10,582    $  9,638    $ 10,527    $  9,229    $  8,958    $ 30,747    $ 27,941
=======================================================================================================================

BALANCE SHEET ANALYSIS

Average interest earning assets of $1.5 billion for the three months ended September 30, 1998 , increased by 14.8% from the $1.3 billion reported during last year's comparable period. Average loans increased from $888 million in the third quarter of 1997 to $1.0 billion in the third quarter of 1998 for an increase of 15.6%, reflecting the growth of the Rio Grande Valley economy and the Company's market share position. The net increase in both the average loans and average investment securities was primarily attributable to the increased volume of business conducted by the Company and partially attributable to the Raymondville Acquisition.

Average demand deposits increased 15.6% to $220 million for the third quarter 1998 compared to the third quarter 1997 and 13.1% to $218 million for the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997. Average total demand deposits in the third quarter 1998 decreased 2.4% to $220 million from the second quarter 1998.

Average interest-bearing deposits increased 15.2% to $1.2 billion for the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997.

Management attributes the strong growth in average assets and deposits for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 primarily to the on-going marketing efforts of the Company and partially due to the Raymondville Acquisition.

Shown below is a table presenting the consolidated average balance sheets:

                                                                                                               Nine Months
                                               1998                                 1997                          Ended
                             -----------------------------------------   --------------------------            September 30,
Average Balance Sheets          Third        Second           First        Fourth          Third        --------------------------
(In Thousands)                 Quarter       Quarter         Quarter       Quarter        Quarter          1998            1997
----------------------------------------------------------------------------------------------------------------------------------
Assets
Loans ....................   $ 1,026,470    $ 1,022,541    $   982,067    $   920,005    $   887,852    $ 1,010,522    $   861,111
Investment Securities
  Taxable ................       415,429        376,057        392,570        382,206        355,967        394,769        352,471
  Tax-Exempt .............        30,594         28,420         27,666         26,012         25,319         28,904         26,427
Time Deposits ............         1,674          1,852          1,167            101            279          1,566            289
Federal Funds Sold .......        45,114         25,197         25,752         37,825         53,693         32,092         40,259
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning
  Assets .................     1,519,281      1,454,067      1,429,222      1,366,149      1,323,110      1,467,853      1,280,557
Cash and Due
  from Banks .............        50,440         58,515         58,155         55,450         55,469         55,675         55,536
Bank Premises
  and Equipment, Net .....        69,101         64,253         57,234         49,021         43,531         63,573         41,964
Other Assets .............        57,111         58,283         52,292         49,056         50,220         55,913         50,101
Allowance for
  Loan Losses ............       (12,263)       (12,527)       (11,775)       (10,874)       (11,131)       (12,190)       (11,156)
----------------------------------------------------------------------------------------------------------------------------------
Total ....................   $ 1,683,670    $ 1,622,591    $ 1,585,128    $ 1,508,802    $ 1,461,199    $ 1,630,824    $ 1,417,002
----------------------------------------------------------------------------------------------------------------------------------
Liabilities
Demand Deposits
 Commercial and
   Individual ............   $   214,208    $   219,241    $   202,143    $   185,582    $   185,301    $   211,908    $   186,132
 Public Funds ............         5,831          6,209          5,777          5,047          5,008          5,939          6,495
----------------------------------------------------------------------------------------------------------------------------------
Total Demand Deposits ....       220,039        225,450        207,920        190,629        190,309        217,847        192,627
----------------------------------------------------------------------------------------------------------------------------------
Savings
  Commercial and
   Individual ............       103,784        106,124        103,715         98,733         98,974        104,541        102,069
  Public Funds ...........           906            805            710            656            646            808            672
Money Market Checking
   and Savings Accounts
  Commercial and
   Individual ............       217,125        216,310        207,380        198,447        204,491        213,641        203,774
  Public Funds ...........        41,372         40,668         45,479         47,418         32,368         42,491         39,184
Time Deposits
  Commercial and
   Individual ............       708,867        662,010        665,812        661,291        629,647        679,054        590,624
  Public Funds ...........       194,901        180,540        172,588        136,748        137,610        182,758        125,660
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing
  Deposits ...............     1,266,955      1,206,457      1,195,684      1,143,293      1,103,736      1,223,293      1,061,983
----------------------------------------------------------------------------------------------------------------------------------
Total Deposits ...........     1,486,994      1,431,907      1,403,604      1,333,922      1,294,045      1,441,140      1,254,610
----------------------------------------------------------------------------------------------------------------------------------
Federal Funds Purchased
 and Securities Sold Under
  Repurchase Agreements ..         5,756          6,515          2,004          2,111            152          4,772            613
Other Liabilities ........        15,603         14,502         14,585         11,867         11,573         14,901         11,621
Shareholders' Equity .....       175,317        169,667        164,935        160,902        155,429        170,011        150,158
----------------------------------------------------------------------------------------------------------------------------------
Total ....................   $ 1,683,670    $ 1,622,591    $ 1,585,128    $ 1,508,802    $ 1,461,199    $ 1,630,824    $ 1,417,002
==================================================================================================================================

RISK ANALYSIS OF THE LOAN PORTFOLIO

Total loans of $1.0 billion at September 30, 1998 increased by 15.3% or $13.7 million from the $895 million level at September 30, 1997 and were up $19.6 million from the June 30, 1998 level. The Company's loans are widely diversified by borrower industry group. The increases in loans were primarily attributable to managements efforts to improve the mix of earnings and the Raymondville Acquisition. Loan demand remains strong, reflecting the positive economic growth in the Company's trade area. Agricultural loans have declined during the past several quarters as management has curtailed new loan activity in this market segment until there is relief from the Rio Grande Valley's ongoing drought, which showed signs of improving toward the end of the third quarter. The following table presents the composition of the loan portfolio for the last five quarters:

                                         1998                             1997
                          ------------------------------------   ----------------------
Loan Portfolio Composition   Third       Second        First      Fourth        Third
(In Thousands)              Quarter      Quarter      Quarter     Quarter      Quarter
----------------------------------------------------------------------------------------
Commercial ............   $  283,565   $  275,738   $  270,730   $  249,819   $  232,083
Commercial Tax-Exempt .       26,244       27,196       29,426       29,024       31,330
----------------------------------------------------------------------------------------
Total Commercial Loans       309,809      302,934      300,156      278,843      263,413
----------------------------------------------------------------------------------------
Agricultural ..........       40,455       44,772       57,956       51,346       39,899
----------------------------------------------------------------------------------------
Real Estate
  Construction ........       57,216       61,556       65,413       69,477       59,661
  Commercial Mortgage .      344,969      324,332      323,058      304,215      294,293
  Agricultural Mortgage       33,584       35,044       35,068       31,949       30,630
  1-4 Family Mortgage .      129,642      130,258      128,196      122,043      120,724
----------------------------------------------------------------------------------------
Total Real Estate .....      565,411      551,190      551,735      527,684      505,308
----------------------------------------------------------------------------------------
Consumer ..............      116,983      114,122      107,929       93,443       86,720
----------------------------------------------------------------------------------------
Total Loans ...........   $1,032,658   $1,013,018   $1,017,776   $  951,316   $  895,340
========================================================================================


NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the interest rate has been reduced to less than normal rates due to a serious weakening in the borrower's financial condition, and other assets which consist of real estate and other properties which have been acquired in partial or full satisfaction of loan obligations which are awaiting disposition. A loan is generally placed on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income.

Nonperforming assets at September 30, 1998 of $20.9 million reflected an increase from the September 30, 1997 balance of $11.5 million and the June 30, 1998 level of $12.4 million. Nonperforming assets as a percentage of total loans and foreclosed assets increased from 1.28% at September 30, 1997 to 2.02% at September 30, 1998. Management continues to work vigorously to return nonperforming assets to an earning status.

Loans which are contractually past due 90 days or more which are both well secured or guaranteed by financially responsible third parties and are in the process of collection generally are not placed on nonaccrual status. The amount of accruing loans 90 days or more past due at September 30, 1998 of $3.5 million reflects an increase from the September 30, 1997 level of $3.1 million and a decrease of $3.3 million from June 30, 1998.

Certain customers primarily in the agriculture business have been adversely affected by the drought. After a careful review of the entire loan portfolio, management concluded it prudent to charge off credits considered a loss and write down others even though a significant portion of them were not past due. Total credits charged off or written down in the third quarter amounted to $6.7 million, of which $4.8 million or 71.1% related to agricultural loans. Total interest income of $1.2 million was also charged off of which $0.9 million or 72.8% related to agricultural loans. In October, 1998 approximately $4.0 million of nonperforming assets was paid and interest was paid current on approximately another $1.0 million. Management plans to aggressively work with these credits with a goal of reflecting improvement in the fourth quarter.

Total cross-border credits of $7.6 million, or 0.7% of total loans outstanding at September 30, 1998, reflect a slight decrease when compared with the total cross-border credits of $7.8 million at September 30, 1997 and $8.1 million at June 30, 1998. Total nonaccrual cross-border credits of $2.6 million at September 30, 1998 remain essentially unchanged when compared to the total nonaccrual cross-border credits at September 30, 1997 and June 30, 1998.

An analysis of the components of nonperforming assets for the last five quarter is presented in the following table:

                                                           1998                       1997
                                               -----------------------------    ------------------
Nonperforming Assets                            Third     Second      First     Fourth      Third
(Dollars in Thousands)                         Quarter    Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------------------------------------
Nonaccrual Loans ...........................   $15,151    $ 8,393    $ 7,887    $ 8,355    $ 8,615
Renegotiated Loans .........................      --         --         --         --         --
--------------------------------------------------------------------------------------------------
Nonperforming Loans ........................    15,151      8,393      7,887      8,355      8,615
Foreclosed Assets
 (Primarily Other Real Estate) .............     5,781      4,003      4,182      3,331      2,868
--------------------------------------------------------------------------------------------------
Total Nonperforming Assets .................    20,932     12,396     12,069     11,686     11,483
Accruing Loans 90 Days or More Past Due ....     3,547      6,862      5,683      3,287      3,139
--------------------------------------------------------------------------------------------------
Total Nonperforming Assets and Accruing
 Loans 90 Days or More Past Due ............   $24,479    $19,258    $17,752    $14,973    $14,622
--------------------------------------------------------------------------------------------------
Nonperforming Loans as a % of Total Loans ..      1.47%      0.83%      0.77%      0.88%      0.96%
Nonperforming Assets as a % of Total
 Loans and Foreclosed Assets ...............      2.02       1.22       1.18       1.22       1.28
Nonperforming Assets as a % of  Total Assets      1.21       0.75       0.74       0.76       0.78
Nonperforming Assets and Accruing
 Loans 90 Days or More Past Due
 as a % of Total Loans and Foreclosed Assets      2.36       1.89       1.74       1.57       1.63
==================================================================================================

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 1998 of $12.6 million increased from $10.6 million at September 30, 1997 and $12.0 million at June 30, 1998. The increase from the prior quarter in 1998 results from adding $7.2 to the allowance and charging off $6.7 million. The allowance for loan losses as a percent of loans was 1.22% at the end of the third quarter of 1998, up from 1.19% at the end of the second quarter 1998 and up from 1.18% at September 30, 1997. Management believes that the allowance for loan losses at September 30, 1998 adequately reflects the risks in the loan portfolio. Management continuously evaluates the allowance for loan losses and makes adjustments as conditions warrant.

The following table summarizes the transactions in the allowance for loan losses:

                                                                                                Nine Months
                                                   1998                        1997                Ended
                                       -----------------------------    ------------------      September 30,
Allowance for Loan Loss Activity        Third     Second      First     Fourth      Third      ----------------
(Dollars in Thousands)                 Quarter    Quarter    Quarter    Quarter    Quarter     1998       1997
---------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period .....   $12,038    $12,115    $11,291    $10,599    $11,187    $11,291   $10,806
Balance from Acquisitions ..........      --         --          308       --         --          308      --
Provision for Loan Losses ..........     7,157        981        941      1,166        695      9,079     1,781
Charge-Offs
  Commercial .......................       789        300        228        170        950      1,317     1,608
  Agricultural .....................     4,810        630         13        275        155      5,453       202
  Real Estate ......................       637        111        120         27         25        868        32
  Consumer .........................       531        319        233        165        247      1,083       742
---------------------------------------------------------------------------------------------------------------
Total Charge-Offs ..................     6,767      1,360        594        637      1,377      8,721     2,584
---------------------------------------------------------------------------------------------------------------
Recoveries
  Commercial .......................        27         47        124         39         40        198        97
  Agricultural .....................      --         --         --           13          1       --          35
  Real Estate ......................         3        195          2         70          1        200       280
  Consumer .........................        97         60         43         41         52        200       184
---------------------------------------------------------------------------------------------------------------
Total Recoveries ...................       127        302        169        163         94        598       596
---------------------------------------------------------------------------------------------------------------
Net Charge-Offs ....................     6,640      1,058        425        474      1,283      8,123     1,988
---------------------------------------------------------------------------------------------------------------
Balance at End of Period ...........    12,555    $12,038    $12,115    $11,291    $10,599     12,555    10,599
---------------------------------------------------------------------------------------------------------------
Ratio of Allowance for Loan
 Losses to Loans Outstanding,
 Net of Unearned Discount ..........      1.22%      1.19%      1.19%      1.19%      1.18%
Ratio of Allowance For Loan
 Losses to Nonperforming Assets ....     59.98      97.11     100.38      96.62      92.30
Ratio of Net Charge-Offs
 to Average Total Loans Outstanding,
 Net of Unearned Discount ..........      0.65       0.42       0.18       0.20       0.57
===========================================================================================

PREMISES AND EQUIPMENT, NET

Premises and equipment of $69.3 million at September 30, 1998 increased from $45.3 million at September 30, 1997 and $67.1 million at June 30, 1998. The increases were primarily attributable to the completion of the new corporate headquarters tower in McAllen, Texas that opened as scheduled on July 13, 1998.

DEPOSITS

Total deposits at September 30, 1998 of $1.5 billion increased by 17.2% from the September 30, 1997 level of $1.3 billion and increased by $66 million from the June 30, 1998 level. Included was an increase in demand deposits from $193 million at September 30, 1997 to $240 million at September 30, 1998. The increase in total deposits in the third quarter ended September, 1998 compared to the same period in 1997 is primarily attributable to the Raymondville Acquisition and business development efforts. The following table presents the composition of total deposits for the last five quarters:

                                                   1998                             1997
                                    -----------------------------------    -----------------------
Total Deposits                          Third      Second        First        Fourth      Third
(In Thousands)                         Quarter     Quarter      Quarter       Quarter    Quarter
--------------------------------------------------------------------------------------------------
Demand Deposits
  Commercial and Individual .....   $  233,475   $  219,720   $  223,048   $  203,325   $  189,253
  Public Funds ..................        6,260        5,400        6,814        5,098        3,532
--------------------------------------------------------------------------------------------------
Total Demand Deposits ...........      239,735      225,120      229,862      208,423      192,785
--------------------------------------------------------------------------------------------------
Interest-Bearing Deposits
Savings
  Commercial and Individual .....      102,057      104,011      108,462      100,917       98,310
  Public Funds ..................          934          886          714          771          619
Money Market Checking and Savings
  Commercial and Individual .....      206,090      215,331      213,813      203,292      199,056
  Public Funds ..................       44,843       41,454       42,131       39,547       34,229
Time Deposits
  Commercial and Individual .....      724,606      684,303      667,222      647,959      644,426
  Public Funds ..................      214,838      196,086      183,833      161,874      139,205
--------------------------------------------------------------------------------------------------
Total Interest-Bearing
  Deposits ......................    1,293,368    1,242,071    1,216,175    1,154,360    1,115,845
--------------------------------------------------------------------------------------------------
Total Deposits ..................   $1,533,103   $1,467,191   $1,446,037   $1,362,783   $1,308,630
==================================================================================================

CAPITAL AND LIQUIDITY

Total shareholders' equity at September 30, 1998 was $173.4 million as compared to $157.2 million at September 30, 1997 and $171.7 million at June 30, 1998. The increase in shareholders' equity was primarily attributable to earnings reduced by dividends paid on Class A Common Stock.

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

Ratio targets are set for both Tier I and Total Capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum Total Capital Ratio is 8.0%. The Federal Reserve Board has guidelines for a Leverage Ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The Leverage Ratio is defined to be the Company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Capital Ratio is equal to or greater than 10%, the Tier I Capital Ratio is equal to or greater than 6%, and the Leverage Capital Ratio is equal to or greater than 5%.

The Company's Tier I Capital Ratio was approximately 13.06% and 14.12% as of September 30, 1998 and 1997, respectively. The Company's Total Risk-Based Capital Ratio was approximately 14.20% and 15.26% as of September 30, 1998 and 1997, respectively. The Company's Leverage Capital Ratio was approximately 8.71% and 9.17% at September 30, 1998 and 1997, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of September 30, 1998.

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

For the nine months ended September 30, 1998, liquidity was enhanced primarily by net cash provided by operating activities of $25.2 million and financing activities of $121.5 million offset by net cash used in investing activities of $119.7 million. The increase in net cash provided by operating activities was primarily attributable to $15.4 million net income and $9.1 million provision for loan losses for the nine months ended September 30, 1998. The increase in net cash provided by financing activities was primarily attributable to the $101.1 million net increase in time deposits. As a result, net cash and cash equivalents at September 30, 1998 of $108.4 million increased $27.0 million or 33.2% compared to net cash and cash equivalents at December 31, 1997 of $81.4 million.

YEAR 2000 PROJECT

General

The Year 2000 problem affects all companies. This problem is rooted in storage constraints of systems developed in the 1960's and 1970's. Many computer codes used only two-digit year codes, e.g., 98 instead of four digits, 1998. Thus, many computer applications interpret the year "00" as 1900 and accordingly need to be modified to process in the next century.

In the early 1990's, management of Texas State Bank decided to process all data in-house and offer data processing services to third party banks. As part of this initiative, management decided to purchase all critical software and support services from third party software vendors. All of the critical software purchased had already been coded to recognize a four-digit date. There are no in-house supported computer applications at Texas State Bank.

State of Readiness

In early 1997, Texas State Bank established an ongoing corporate-wide effort to address the issues associated with the Year 2000. The Bank adopted the phased approach to Year 2000 project management as outlined by the Federal Financial Institutions Examination Council ("FFIEC"). The Bank's project goals are to meet if not exceed all Year 2000 regulatory guidelines. This approach requires the active involvement of management and the Board of Directors. This active management involvement provides the sponsorship and commitment to ensure the business issues and risks are adequately addressed and resolved. The FFIEC phases used are Awareness Phase, Assessment Phase, Renovation Phase, Validation Phase and Implementation Phase.

Awareness Phase:   Define the problem and gain management support.

Texas State Bank established a Year 2000 Committee comprised of all levels of management to address the Year 2000 project. An action plan was developed that includes strategies for dealing with in-house and third party computer systems, vendors, customers and business partners. An ongoing process to continually evaluate customers, business partners and management practices and policies will be phased in as the Year 2000 project evolves.


Assessment Phase:   Assess the size and complexity of the problem. Evaluate risk impact and establish contingency plans.

Texas State Bank has essentially completed the assessment phase. Information Technology "(IT)" and Non IT systems have been identified. Systems have generally been identified as Core Mission critical, Non Mission critical and Business critical. Risk impact of material customers and other business partners are identified and due diligence procedures developed. The impact of strategic business initiatives, resources needs and time lines have been addressed. A contingency plan for Texas State Bank was completed on June 22, 1998 and addresses Core Mission critical and Business critical systems. Continually assessing risk is a major goal in the Year 2000 process.

Renovation Phase:   Upgrade or replace non-compliant systems.

Core Mission critical software and hardware vendors of Texas State Bank have represented their products as being Year 2000 compliant. Texas State Bank is currently testing these products to corroborate the vendor representations. Certain Non Mission critical systems have been identified as not Year 2000 compliant. These systems will require the purchase of compliant systems from third party vendors. Renovation timelines have been established and all upgrades will be completed by June 30, 1999.

Validation Phase:    Testing current and upgraded systems.

Texas State Bank has created a Year 2000 Test Lab located in the Data Center to test many of the internal and external Core Mission critical systems. Texas State Bank completed all internal Core Mission critical testing by September 30, 1998. In addition, the Bank has requested and received vendor representations that all Core Mission critical applications are Year 2000 compliant. Interface testing with FEDLINE will begin in October 1998 and is scheduled to be completed by December 31, 1998.

Implementation Phase:   Systems must be Year 2000 ready prior to Year 2000.

In this phase, all systems should be fully renovated, tested and certified as Year 2000. If systems fail to meet Year 2000 requirements, contingency plans will be implemented. Texas State Bank anticipates that all systems will be fully renovated and tested by June 30, 1999.

Estimated costs

Texas State Bank has estimated the cost of the Year 2000 project at $451,000. The cost expensed was $31,000 in 1997 and is estimated to be $330,000 in 1998 and $90,000 in 1999.

Risk

Testing and planning do not ensure that any organization will be able to conduct business around and after the Year 2000. Testing does not ensure that our customers and other business partners will be able to conduct business. Texas State Bank is performing due diligence on our customers and other business partners. Where our customers and business partners are regulated, we take comfort from knowing that this is a regulated entity and its regulator is doing its own due diligence. Where our customers and business partners are not regulated, Texas State Bank implemented processes for evaluating customers and business partners readiness for the Year 2000. These processes will be continuously monitored.


Contingency Plan

Texas State Bank has implemented procedures and continues to refine its processes for evaluating its business readiness. Still, the possibility exists that something can go wrong. Texas State Bank has prepared contingency plans to ensure a smooth flow of funds in the event of unforeseen problems. The effect of many business disruptions at the same time may impact Texas State Bank. Texas State Bank will continue to review its contingency plans to reasonably address these incidents.

Selected financial and common stock trading data are summarized in the following table:

SELECTED FINANCIAL DATA

                                                           Three Months Ended  Nine Months Ended
                                                              September 30,     September 30,
                                                           ------------------- -----------------
Ratio Analysis (Annualized)                                    1998     1997    1998     1997
------------------------------------------------------------------------------------------------
Return On Average Assets ...............................       0.66%    1.62%    1.26%    1.63%
Return On Average Shareholders' Equity .................       6.33    15.22    12.11    15.41
Dividend Payout Ratio(1) ...............................      64.40    24.18    32.32    25.22
Net Yield on Total Interest-Earning Assets* ............       4.25     4.73     4.64     4.96
Efficiency Ratio* ......................................      52.69    47.18    49.63    49.19
Total Average Loans to Total Average Deposits ..........      69.03    68.61    70.12    68.63
Average Equity to Average Assets .......................      10.41    10.64    10.43    10.60
================================================================================================

 *  Taxable-Equivalent Basis Assuming a 35% Effective Income Tax Rate
(1) Includes dividends declared from Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. acquisitions.

COMMON STOCK TRADING DATA                                     (Nasdaq National Market System)
----------------------------------------------------------------------------------------------
                                                                        Trading Volume (1998)
Price

  September 30, 1998          $22.625     Book Value      $12.03         July  513,457  shares
  1998 price range   $21.00 - $35.625     Price/Book Value  1.88x      August  718,873  shares
  December 31, 1997           $30.50                                September  591,877  shares
==============================================================================================

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The funds management policy of the Company is to maintain a reasonably balanced position of rate sensitive assets and liabilities to avoid adverse changes in net interest income. Changes in net interest income occur when interest rates on loans and investments change in a different time period from that of changes in interest rates on liabilities, or when the mix and volume of interest-earning assets and interest-bearing liabilities change. In order to measure earnings and fair value sensitivity to changing rates, the Company uses three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk).

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

At September 30, 1998, based on these simulations, earnings at risk to an immediate 100 basis points rise in market interest rates was estimated to be less than 6.5 percent of projected 1998 after-tax net income. An immediate 100 basis point rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

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

FORWARD-LOOKING STATEMENTS

Certain of these statements contained herein that are not historical facts are forward-looking statements as that term is defined for purposes of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets and interest rates; customer responsiveness to new products; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products and services; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company disclaims any obligation to update statements herein.

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

November 10, 1998                                /s/ G. E. Roney
-----------------------                         ------------------------
Date                                            G. E. Roney
                                                Chairman of the Board,
                                                President, Chief
                                                Executive Officer &
                                                Chief Financial Officer