Form 10-K
period 1998-12-31
TEXAS REGIONAL BANCSHARES INC
filed 1999-03-22
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________ TO _________

                        COMMISSION FILE NUMBER 000-14517

                         TEXAS REGIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


              TEXAS                                        74-2294235
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

          POST OFFICE BOX 5910
  3900 NORTH 10TH STREET, 11TH FLOOR
            MCALLEN, TEXAS                                 78502-5910
(Address of principal executive offices)                   (Zip Code)


(956) 631-5400
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
   ---------------------           -------------------------------------------
           None                                        None


          Securities registered pursuant to Section 12(g) of the Act:

                CLASS A VOTING COMMON, $1.00 PAR VALUE PER SHARE
               --------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1999 (based on the closing price on such date as reported on The Nasdaq Stock Market(R) was $325,696,957.

There were 14,411,583 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of March 8, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1999 Annual
   Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Texas Regional Bancshares, Inc. ("Texas Regional" or the "Company"), a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas, is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("the BHCA") and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Texas Regional Delaware, Inc., incorporated under the laws of Delaware as a wholly owned second tier bank holding company subsidiary, owns Texas State Bank (the "Bank"), the Company's primary operating subsidiary. The Bank has two wholly owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 to receive and liquidate foreclosed assets.

      Texas State Bank acquired the Rio Grande City and Roma branches of First National Bank of South Texas during 1995. The Company completed a secondary public offering of 2.5 million shares of the Company's Class A Voting Common Stock on May 14, 1996. Concurrently, Texas Regional also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas, through merger with the Bank. On February 19, 1998, the Company acquired Brownsville National Bank, Brownsville, Texas, Texas Bank and Trust, Brownsville, Texas and Bank of Texas, Raymondville, Texas through merger with the Bank.

      Texas State Bank operates twenty banking locations in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Harlingen, Hidalgo, Penitas, Raymondville, Rio Grande City and Roma. At December 31, 1998, Texas Regional had consolidated total assets of $1.8 billion, loans outstanding (net of unearned discount) of $1.1 billion, total deposits of $1.6 billion, and shareholders' equity of $177.5 million.

      The business strategy of Texas Regional is for the Bank to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local appeal and level of service of a community bank. The Board of Directors and management of the Company have maintained the Company's community orientation by tailoring products and services to meet community and customer needs. Management believes that the Company is well positioned in its market due to its responsive customer service, the strong community involvement of management and employees, the recent trends in the Texas banking environment and the vitality of the Rio Grande Valley economy. Management's strategy is to provide a business culture in which individual customers and small and medium sized businesses are accorded the highest priority in all aspects of the Company's operations. Management believes that individualized customer service will allow the Company to increase its market share in loan and deposit volumes. As part of its operating and growth strategies, the Company is working to continue to attract business from, and provide service to, small and medium sized businesses, and expand operations in the Rio Grande Valley.

      For its business customers, Texas State Bank offers checking facilities, certificates of deposit, short-term loans for working capital purposes, construction financing, mortgage loans, term loans for fixed asset and expansion needs, and other commercial loans. The services provided for individuals by the Bank include checking accounts, savings accounts, certificates of deposit, individual retirement accounts and consumer loan programs, including installment loans for home repair and for purchases of consumer goods, including automobiles, trucks and boats, and mortgage loans. The Bank also provides travelers checks, money orders and safe deposit facilities, and offers trust services.

      The Bank has also expanded the services that it provides to third party correspondent banks. The Bank's data processing center, for example, presently serves five banks in addition to providing data processing services for all of the Bank's banking locations.

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


COMPETITION

      The Company's operations are located in the Rio Grande Valley, which consists of Cameron, Hidalgo, Willacy and Starr Counties. Cameron, Hidalgo and Starr Counties are each directly adjacent to the Rio Grande River, which forms part of the border between the United States and Mexico. The Company's twenty banking locations are currently located in Cameron County (Brownsville and Harlingen), Hidalgo County (Edinburg, Hidalgo, McAllen, Mission, Penitas and Weslaco), Starr County (Rio Grande City and Roma) and Willacy County (Raymondville).

      The Bank encounters intense competition in its commercial banking business, primarily from other banks located in its market area. The Bank also competes with insurance, finance and mortgage companies, savings and loan institutions, credit unions, money market funds and other financial institutions. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. A substantial number of the commercial banks in the Rio Grande Valley are branches of much larger organizations affiliated with national, regional or state-wide banking companies which are larger than the Bank in terms of capital, resources and personnel. However, as a major independent community bank headquartered in its primary market area, management believes that the Company's community commitment and involvement in its primary market area, as well as its commitment to quality and personalized banking services, are factors that contribute to the Company's competitiveness.

REGULATION AND SUPERVISION

      In addition to the generally applicable state and federal laws governing businesses and employers, special federal and state laws applicable only to financial institutions and their parent companies further extensively regulate the Company and the Bank. Virtually all aspects of the Company's operations are subject to specific requirements or restrictions and general regulatory oversight, from laws regulating consumer finance transactions, such as the Truth In Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as the Fair Debt Collections Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of shareholders of the Company. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

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

      The FRB takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. Changes in the FDI Act made by the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") now require an undercapitalized institution to submit to the FRB a capital restoration plan with a guaranty, by each company having control of the bank, of the bank's compliance with the plan.

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

      The Company is also prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary bank, except that it may engage in and may own shares of companies engaged in certain activities found by the FRB to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the FRB considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. In considering any application for approval of an acquisition or merger, the FRB is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant's record of compliance with the Community Reinvestment Act (the "CRA"). The CRA generally requires a financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

      The BHCA generally imposes certain limitations on extensions of credit and other transactions by and between banks that are a member of the Federal Reserve System and other banks and non-bank companies in the same holding company. Under the BHCA and the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

REGULATION OF THE BANK

      Texas State Bank is a state-chartered bank subject to regulation by the Texas Department of Banking. The Bank, whose deposits are insured by the Bank Insurance Fund (the "BIF") of the FDIC, is also a member of the Federal Reserve System, and therefore the FRB is the primary federal regulator for the Bank.

      The requirements and restrictions applicable to the Bank under laws of the United States and the State of Texas include (i) the requirement that reserves be maintained, (ii) restrictions on the nature and amount of loans which can be made, (iii) restrictions on the business activities in which the Bank may engage, (iv) restrictions on the payment of dividends to shareholders, and (v) the maintenance of minimum capital requirements.

      The Company is dependent upon dividends received from the Bank for discharge of the Company's obligations and for payment of dividends to the Company's shareholders. However, the application of minimum capital requirements and other rules and regulations applicable to the Bank restrict the amount of dividends that it may declare without prior regulatory approval. The Texas Banking Department and the FRB can each further limit payment of dividends if the regulatory authority finds that the payment of dividends would constitute an unsafe or unsound practice. Except to absorb losses in excess of undivided profits and uncertified surplus, such certified surplus may not be reduced without the prior written consent of the Banking Commissioner.

      The laws of the State of Texas primarily govern interest rate limitations for the Bank. The maximum annual interest rate that may be charged on most loans made by the Bank is based on doubling the average auction rate, to the nearest 0.25%, for United States Treasury Bills, as computed by the Office of Consumer Credit Commissioner of the State of Texas. However, the maximum rate does not decline below 18% or rise above 24% (except for loans in excess of $250,000 that are made for business, commercial, investment or other similar purposes (excluding agricultural loans), in which case the maximum annual rate may not rise above 28%, rather than 24%). On fixed rate closed-end loans, the maximum non-usurious rate is to be determined at the time the rate is contracted; while on floating rate and open-end loans (such as credit cards), the rate varies over the term of the indebtedness. Federal law has preempted state usury laws (but not late charge limitations) for loans secured by a first lien on residential real property.

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

FDICIA

      FDICIA requires that federal bank regulatory authorities take "prompt corrective action" with respect to any depository institution that does not meet specified minimum capital requirements. The applicable regulations establish five capital levels which require or permit the FRB and other regulatory authorities to take supervisory action. The relevant classifications range from "well capitalized" to "critically undercapitalized". Under these regulations, an institution is considered well capitalized if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is considered adequately capitalized if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater and a leverage capital ratio of 3.0% or greater (if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well capitalized institution. An institution is considered undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A significantly undercapitalized institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A critically undercapitalized institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

      Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 1998. The Bank's capital ratios exceeded the minimum requirements for "well capitalized" institutions under the regulatory framework for prompt corrective action at December 31, 1998. As a result, the Company does not believe that FDICIA's prompt corrective action regulations will have any material effect on the activities or operations of the Bank.

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

      The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted on September 30, 1996. Among its provisions, the Funds Act authorizes the Financing Corporation (the "FICO") to impose periodic assessments on depository institutions that are members of BIF in addition to institutions that are members of the Savings Association Insurance Fund (the "SAIF") in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. Thus, BIF-member institutions will share in the cost of financing outstanding FICO bonds. An institution's FICO assessments will fluctuate based on a defined rate applied to deposits held in periods after the date the legislation was enacted. Currently, the FICO BIF annual rate is 1.2 cents for each $100 of qualified deposits.


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

      Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the Company cannot accurately predict the nature or extent of any effect that such policies may have on its future business and earnings.


PERSONNEL

      The Company employed 727 full-time equivalent employees at December 31, 1998. Employees enjoy a variety of employee benefit programs, including an employee stock ownership plan with 401(k) provisions, medical, accident, group life and long-term disability plans, and paid vacations. The Company's employees are not unionized, and management believes employee relations to be favorable.


ITEM 2. PROPERTIES

      The executive offices of the Company, as well as the principal banking quarters of Texas State Bank, are housed in an eleven-story office tower located in McAllen, Texas. This new building, completed during 1998, also includes space for lease to third party tenants and for future growth. The Company also owns the Kerria Plaza building, adjacent to the new headquarters building, and leases space to third party tenants.

      All of the Company's banking locations are owned, except for the Roma, Texas banking location. The Brownsville, Edinburg, Harlingen, Hidalgo, McAllen, Mission, Penitas and Weslaco, Texas banking locations include extensive drive-through facilities.

      Management believes that it will be desirable in the future to consider the establishment of additional banking locations.


ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in routine litigation in the normal course of its business, which in the opinion of management, will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Since March 1994, the Corporation's Class A Voting Common Stock has traded on The Nasdaq Stock Market(R) under the symbol TRBS. The following table shows
(i) high and low prices of the Common Stock as provided to the Company by The Nasdaq Stock Market(R) for transactions occurring on The Nasdaq Stock Market during the past two years, and (ii) the total number of shares involved in such transactions.

      The following information has been restated to retroactively give effect to the three-for-two stock split declared and distributed by the Corporation during the third quarter of 1997.



                             Price Per Share             Cash
                          ---------------------        Dividends      Volume
Quarter Ended              High            Low         Declared       Traded
------------------------------------------------------------------------------
March 31, 1997 ......   $   24.50      $   21.17      $   0.07        926,227
June 30, 1997 .......       30.25          19.00          0.07      1,371,797
September 30, 1997...       31.50          24.50          0.11      1,691,818
December 31, 1997....       31.50          26.00          0.11      1,049,074
March 31, 1998 ......       35.63          27.00          0.11      1,897,668
June 30, 1998 .......       35.13          29.25          0.11      1,421,623
September 30, 1998...       34.00          21.00          0.13      1,824,207
December 31, 1998....       27.38          17.00          0.13      2,416,388
------------------------------------------------------------------------------

      On December 31, 1998, there were 961 holders of record of the Corporation's Class A Common Stock.

      During the two years ended December 31, 1998, an aggregate of 57,500 shares purchased by the Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions) are included in the foregoing table.

      The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company's Board of Directors. There can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. The Company's principal source of the funds to pay dividends on the Common Stock is dividends from Texas

State Bank. The payment of dividends by the Bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 1998, an aggregate of $48.8 million was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.


ITEM 6. SELECTED FINANCIAL DATA

      The following table sets for selected consolidated financial data for the Company and its subsidiaries for, and as of, each of the years in the five-year period ended December 31, 1998. This selected financial data has been derived from the consolidated financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)               1998          1997          1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------
Summary of Operations
        Interest Income .............................   $  125,649    $  112,745    $   88,075    $    55,193    $    43,472
        Interest Expense ............................       58,384        50,618        37,494         22,071         14,994
-----------------------------------------------------------------------------------------------------------------------------
        Net Interest Income .........................       67,265        62,127        50,581         33,122         28,478
        Provision for Loan Losses ...................        9,729         2,947         2,173          1,705          1,105
        Noninterest Income ..........................       17,663        12,972        10,656          7,683          7,105
        Noninterest Expense .........................       41,102        37,170        32,096         23,065         20,773
-----------------------------------------------------------------------------------------------------------------------------
        Income Before Income Tax Expense ............       34,097        34,982        26,968         16,035         13,705
        Income Tax Expense ..........................       11,623        11,860         8,794          5,515          4,841
-----------------------------------------------------------------------------------------------------------------------------
        Net Income ..................................   $   22,474    $   23,122    $   18,174    $    10,520    $     8,864
-----------------------------------------------------------------------------------------------------------------------------
Per Common Share Data
        Net Income - Basic ..........................   $     1.56    $     1.61    $     1.40    $      0.99    $      0.89
        Net Income - Diluted ........................         1.54          1.58          1.38           0.99           0.89
        Book Value at Year-End ......................        12.31         11.22          9.98           7.27           6.38
        Cash Dividends ..............................         0.47          0.40          0.29           0.29           0.14
        Average Shares Outstanding (in Thousands)
                Basic ...............................       14,409        14,378        12,943         10,583          9,962
                Diluted .............................       14,634        14,610        13,124         10,620          9,979
Year-End Balance Sheet Data
        Total Assets ................................   $1,762,329    $1,538,769    $1,370,809    $   778,359    $   663,675
        Loans .......................................    1,089,505       951,316       818,598        511,414        398,606
        Securities ..................................      470,267       416,921       371,002        182,761        185,448
        Interest-Earning Assets .....................    1,592,325     1,387,322     1,214,875        706,985        589,059
        Deposits ....................................    1,562,942     1,362,783     1,215,636        685,810        589,909
        Shareholders' Equity ........................      177,468       161,555       143,313         76,990         67,543
Performance Ratios
        Return on Average Assets ....................         1.36%         1.61%         1.59%          1.49%          1.39%
        Return on Average Shareholders' Equity ......        13.10         15.13         15.60          14.44          14.22
        Net Interest Margin .........................         4.61          4.89          5.06           5.21           4.99
        Loan to Deposit Ratio .......................        69.71         69.81         67.34          74.57          67.57
        Demand Deposit to Total Deposit Ratio .......        15.01         15.29         15.73          20.28          20.59
Asset Quality Ratios
        Nonperforming Assets as a % of Total
                Loans and Foreclosed Assets .........         1.44%         1.22%         0.97%          0.82%          1.41%
        Net Charge-Offs (Recoveries) to Average
                        Total Loans Outstanding,
                        Net of Unearned Discount ....         0.79          0.28          0.20           0.23           0.29
        Allowance for Loan Losses as a Percentage of:
                Loans ...............................         1.21          1.19          1.32           1.05           1.07
                Nonperforming Loans .................       127.10        135.14        158.87         220.24         143.28
                Nonperforming Assets ................        83.87         96.62        136.39         128.31          75.66
Capital Ratios at Year-End
        Equity to Assets Ratio ......................        10.07%        10.50%        10.45%          9.89%         10.18%
        Tier I Capital Ratio ........................        12.92         13.60         13.83          13.24          15.86
        Total Capital Ratio .........................        14.06         14.73         15.11          14.24          16.87
        Leverage Capital Ratio ......................         8.85          9.21          8.78           9.29          10.19
=============================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. The ratios and percentages set forth below are calculated using the detailed financial information contained in the Consolidated Financial Statements and the Notes thereto, and the financial data included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

Net income for the year ended December 31, 1998 was $22.5 million, reflecting a net decrease of $648,000 or a 2.8% decrease compared to net income of $23.1 million for the year ended December 31, 1997. The earnings per diluted common share of $1.54 for the year ended December 31, 1998 decreased $0.04 or 2.5% compared to the earnings per diluted common share of $1.58 for the year ended December 31, 1997. Earnings performance for the year ended December 31, 1998 reflected gains in net interest income and an increase in noninterest income. However, an increase in provision for loan losses and noninterest expenses offset these positive factors. A more detailed description of the results of operations is included in the material that follows.

On February 19, 1998, Texas Regional Bancshares, Inc., (the "Company") completed the acquisition of three bank holding companies and their three subsidiary banks (the "Mergers"). The acquisition of Brownsville Bancshares, Inc. and its subsidiary, Brownsville National Bank, included two banking locations in Brownsville, Cameron County, Texas, with assets of approximately $100.1 million, equity of $12.1 million, loans of $42.6 million, and deposits of $87.2 million. The Company achieved this acquisition by the exchange of 984,806 shares of Company stock for all of the outstanding shares of Brownsville Bancshares, Inc. and cancellation of outstanding stock options. Brownsville National Bank merged with and into Texas State Bank (the "Bank").

The second acquisition was TB&T Bancshares, Inc. and its subsidiary, Texas Bank and Trust of Brownsville, Cameron County, Texas. Texas Bank and Trust of Brownsville had assets of approximately $44.9 million, equity of $4.1 million, loans of $21.9 million, and deposits of $40.3 million. This acquisition was achieved by exchange of 308,039 shares of Company stock for all of the outstanding shares of TB&T Bancshares, Inc., a portion of which are retained in a holdback escrow account pending resolution of certain claims. Texas Bank and Trust of Brownsville merged with and into Texas State Bank.

The third acquisition was Raymondville Bancorp, Inc. and its subsidiary, Bank of Texas. Bank of Texas was headquartered in Raymondville, Willacy County, Texas, with one additional banking facility in Brownsville, Texas. The shareholder of Raymondville Bancorp, Inc. received cash consideration of $9.6 million in this acquisition, and the Company paid $100,000 in consideration for a covenant not to compete. The Company discharged approximately $330,000 of existing Raymondville Bancorp, Inc. indebtedness. Bank of Texas had assets of approximately $63.7 million, equity of $5.1 million, loans of $25.5 million, and deposits of $56.5 million. Bank of Texas was merged with and into Texas State Bank.

The Company accounted for its acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. under the pooling-of-interests method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. A One Time Charge-Acquisitions of $728,000 or $0.03 per diluted common share, net of federal income tax, reduced net income for the year ended December 31, 1998. These expenses, primarily professional fees and computer conversion costs, related to business combinations accounted for by the pooling-of-interests method. The Company accounted for its acquisition of Raymondville Bancorp, Inc. under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998.

ANALYSIS OF RESULTS OF OPERATIONS
NET INTEREST INCOME

Net interest income is the difference between interest income earned on assets and interest expense incurred for the funds supporting those assets. The largest category of earning assets consists of loans. The second largest category of earning assets is securities, followed by federal funds sold. For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets.

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

Taxable-equivalent net interest income was $68.7 million for the year ended December 31, 1998, an increase of $5.1 million or 7.9% compared to the year ended December 31, 1997, and taxable-equivalent net interest income of $63.7 million for the year ended December 31, 1997, increased $11.4 million or 21.9% compared to the year ended December 31, 1996. Both net interest income and the yield on earning assets were reduced by interest foregone on nonaccrual and renegotiated loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have approximated $2.2 million, $1.6 million and $807,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The net yield on total interest-earning assets, also referred to as net interest margin, represents net interest income divided by average interest-earning assets. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and shareholders' equity, the effective rate paid for all funds is lower than the rate paid on interest-bearing liabilities alone. The net interest margin of 4.61% for the year ended December 31, 1998 decreased 28 basis points compared to 4.89% for the year ended December 31, 1997 while the net interest margin of 4.89% for the year ended December 31, 1997 decreased 17 basis points compared to 5.06% for the year ended December 31, 1996.

The decrease in the interest margin for the year ended December 31, 1998 reflected decreases in the rates earned on interest-earnings assets. The yield on interest-earning assets of 8.52% for the year ended December 31, 1998 decreased 26 basis points compared to 8.78% for the year ended December 31, 1997 and yield on interest-earning assets of 8.78% for the year ended December 31, 1997 increased 8 basis points compared to 8.70% for the year ended December 31, 1996. The mix of average interest-earning assets for the year ended December 31, 1998 compared to the year ended December 31, 1997 was changed by total average loans of $1.0 billion increasing $147.7 million or 16.9%, total average securities of $432.8 million increasing $46.5 million or 12.1% and average federal funds sold of $33.6 million decreasing $6.0 million or 15.2%. The decrease in loan yield for 1998 reflects lower market rates in response to recent Federal Reserve Bank actions and continued strong competition from local financial institutions and, to a lesser extent, the charge-off of $900,000 in interest income on agricultural loans during the three months ended September 30, 1998. The decrease in loan yield for 1997 reflects the general decrease in average interest rates in 1997 compared to 1996. The decrease in securities yield for the year ended December 31, 1998 resulted from sales and maturities of higher yielding securities and reinvestment at lower rates. The increase in securities yield in 1997 compared to 1996 resulted from lower yielding securities maturing and the reinvesting of the proceeds into higher yields.

The rate paid on interest-bearing liabilities of 4.67% for the year ended December 31, 1998 did not change from the year ended December 31, 1997 and the rate on interest-bearing liabilities of 4.67% for the year ended December 31, 1997 increased 24 basis points compared to 4.43% for the year ended December 31, 1996. The rate paid on interest-bearing liabilities during 1998 did not change due to competition from local financial institutions and time deposit maturities, which prevent the Company from rapidly lowering deposit rates. The increase in the rate paid on interest-bearing liabilities during 1997 resulted from the general increase in average short-term interest rates and increased competition from local financial institutions.

The following table presents for the last three calendar years the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 1998, 1997, and 1996.

                                                                           Three-Year Financial Summary
                                                                             Years Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                                  1998                                        1997
                                           -------------------------------------------   ----------------------------------------
Taxable-Equivalent Basis(1)                    Average                        Yield/         Average                    Yield/
(Dollars in Thousands)                         Balance         Interest        Rate          Balance        Interest     Rate
---------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
        Loans
                Commercial .............   $     355,014   $      32,085        9.04%    $     303,683 $      29,398      9.68%
                Real Estate ............         556,800          54,158        9.73           489,611        48,650      9.94
                Consumer ...............         111,713          11,474       10.27            82,545         8,615     10.44
---------------------------------------------------------------------------------------------------------------------------------
                        Total Loans ....       1,023,527          97,717        9.55           875,839        86,663      9.89
---------------------------------------------------------------------------------------------------------------------------------
        Securities
                Taxable ................         402,457          25,138        6.25           359,898        23,124      6.43
                Tax-Exempt .............          30,310           2,357        7.78            26,323         2,303      8.75
---------------------------------------------------------------------------------------------------------------------------------
                        Total Securities         432,767          27,495        6.35           386,221        25,427      6.58
---------------------------------------------------------------------------------------------------------------------------------
        Time Deposits ..................           1,300              76        5.85               242            14      5.79
---------------------------------------------------------------------------------------------------------------------------------
        Federal Funds Sold .............          33,617           1,829        5.44            39,657         2,195      5.53
---------------------------------------------------------------------------------------------------------------------------------
                Total Interest-
                        Earning Assets .       1,491,211         127,117        8.52         1,301,959       114,299      8.78
---------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks ................          54,531                                        55,515
Premises and Equipment,
        Net ............................          64,937                                        43,728
Other Assets ...........................          55,863                                        49,840
Allowance for
        Loan Losses ....................         (12,410)                                      (11,086)
---------------------------------------------------------------------------------------------------------------------------------
                        Total Assets ...   $   1,654,132                                 $   1,439,956
=================================================================================================================================
Liabilities
Interest-Bearing Liabilities
        Savings ........................   $     105,243           2,986        2.84     $     101,903         3,235      3.17
        Money Market Checking
                and Savings ............         258,885           7,521        2.91           241,765         7,142      2.95
        Time Deposits ..................         879,379          47,590        5.41           738,643        40,189      5.44
---------------------------------------------------------------------------------------------------------------------------------
                Total Savings and
                        Time Deposits ..       1,243,507          58,097        4.67         1,082,311        50,566      4.67
---------------------------------------------------------------------------------------------------------------------------------
        Federal Funds Purchased
                and Securities Sold
                Under Repurchase
                Agreements .............           5,772             287        4.97               988            52      5.26
---------------------------------------------------------------------------------------------------------------------------------
                Total Interest-Bearing
                        Liabilities ....       1,249,279          58,384        4.67         1,083,299        50,618      4.67
---------------------------------------------------------------------------------------------------------------------------------
Demand Deposits ........................         218,708                                       192,131
Other Liabilities ......................          14,524                                        11,694
---------------------------------------------------------------------------------------------------------------------------------
                Total Liabilities ......       1,482,511                                     1,287,124
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity ...................         171,621                                       152,832
---------------------------------------------------------------------------------------------------------------------------------
                Total Liabilities and
                        Shareholders'
                        Equity .........   $   1,654,132                                 $   1,439,956
=================================================================================================================================
Net Interest Income ....................                     $    68,733                                   $  63,681
=================================================================================================================================
Net Yield on Total Interest-
        Earning Assets .................                                        4.61%                                     4.89%
=================================================================================================================================

                                                    Three-Year Financial Summary
                                                         Years Ended December 31,
                                           ---------------------------------------------
                                                                1996
                                           ---------------------------------------------
Taxable-Equivalent Basis(1)                    Average                        Yield/
(Dollars in Thousands)                         Balance        Interest         Rate
----------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
        Loans
                Commercial .............    $     240,056    $   22,177          9.24%
                Real Estate ............          375,328        38,828         10.35
                Consumer ...............           65,146         6,774         10.40
----------------------------------------------------------------------------------------
                        Total Loans ....          680,530        67,779          9.96
----------------------------------------------------------------------------------------
        Securities
                Taxable ................          285,021        17,355          6.09
                Tax-Exempt .............           28,067         2,551          9.09
----------------------------------------------------------------------------------------
                        Total Securities          313,088        19,906          6.36
----------------------------------------------------------------------------------------
        Time Deposits ..................              219            10          4.57
----------------------------------------------------------------------------------------
        Federal Funds Sold .............           38,263         2,054          5.37
----------------------------------------------------------------------------------------
                Total Interest-
                        Earning Assets .        1,032,100        89,749          8.70
----------------------------------------------------------------------------------------
Cash and Due from Banks ................           50,039
Premises and Equipment,
        Net ............................           33,256
Other Assets ...........................           37,692
Allowance for
        Loan Losses ....................           (8,925)
----------------------------------------------------------------------------------------
                        Total Assets ...    $   1,144,162
========================================================================================
Liabilities
Interest-Bearing Liabilities
        Savings ........................    $      88,150         2,754          3.12
        Money Market Checking
                and Savings ............          223,855         6,277          2.80
        Time Deposits ..................          533,774        28,441          5.33
----------------------------------------------------------------------------------------
                Total Savings and
                        Time Deposits ..          845,779        37,472          4.43
----------------------------------------------------------------------------------------
        Federal Funds Purchased
                and Securities Sold
                Under Repurchase
                Agreements .............              507            22          4.34
----------------------------------------------------------------------------------------
                Total Interest-Bearing
                        Liabilities ....          846,286        37,494          4.43
----------------------------------------------------------------------------------------
Demand Deposits ........................          171,501
Other Liabilities ......................            9,868
----------------------------------------------------------------------------------------
                Total Liabilities ......        1,027,655
----------------------------------------------------------------------------------------
Shareholders' Equity ...................          116,507
----------------------------------------------------------------------------------------
                Total Liabilities and
                        Shareholders'
                        Equity .........    $   1,144,162
========================================================================================
Net Interest Income ....................                     $  52,255
========================================================================================
Net Yield on Total Interest-
        Earning Assets .................                                         5.06%
========================================================================================


1 For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 1998, 1997, and 1996).

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

Taxable-Equivalent Basis(1)
Year Ended December 31,                                         Due to Change in
1998 Compared to 1997                          Net     ----------------------------------
(Dollars in Thousands)                       Change     Volume        Rate    Rate/Volume
-----------------------------------------------------------------------------------------
Interest Income
        Loans, Including Fees ..........   $ 11,054    $ 14,606    $ (2,978)   $   (574)
        Securities
                Taxable ................      2,014       2,737        (648)        (75)
                Tax-Exempt .............         54        (349)       (255)        (40)
        Time Deposits ..................         62          61        --             1
        Federal Funds Sold .............       (366)       (334)        (36)          4
-----------------------------------------------------------------------------------------
                Total Interest Income ..     12,818      17,419      (3,917)       (684)
-----------------------------------------------------------------------------------------
Interest Expense
        Deposits .......................      7,531       7,528        --             3
        Federal Funds Purchased and
                Securities Sold Under
                Repurchase Agreements ..        235         252          (3)        (14)
-----------------------------------------------------------------------------------------
                Total Interest Expense .      7,766       7,780          (3)        (11)
-----------------------------------------------------------------------------------------
Net Interest Income Before Allocation of
        Rate/Volume ....................      5,052       9,639      (3,914)       (673)
-----------------------------------------------------------------------------------------
Allocation of Rate/Volume ..............       --          (545)       (128)        673
-----------------------------------------------------------------------------------------
Changes in Net Interest Income .........   $  5,052    $  9,094    $ (4,042)   $   --
=========================================================================================

Taxable-Equivalent Basis(1)
Year Ended December 31,                                         Due to Change in
1997 Compared to 1996                         Net      ----------------------------------
(Dollars in Thousands)                      Change      Volume       Rate     Rate/Volume
-----------------------------------------------------------------------------------------
Interest Income
        Loans, Including Fees ..........   $ 18,884    $ 19,453    $   (476)   $    (93)
        Securities
                Taxable ................      5,769       4,560         969         240
                Tax-Exempt .............       (248)       (159)        (95)          6
        Time Deposits ..................          4           1           3        --
        Federal Funds Sold .............        141          75          61           5
-----------------------------------------------------------------------------------------
                Total Interest Income ..     24,550      23,930         462         158
-----------------------------------------------------------------------------------------
Interest Expense
        Deposits .......................     13,094      10,478       2,030         586
        Federal Funds Purchased and
                Securities Sold Under
                Repurchase Agreements ..         30          21           5           4
-----------------------------------------------------------------------------------------
                Total Interest Expense .     13,124      10,499       2,035         590
-----------------------------------------------------------------------------------------
Net Interest Income Before Allocation of
        Rate/Volume ....................     11,426      13,431      (1,573)       (432)
-----------------------------------------------------------------------------------------
Allocation of Rate/Volume ..............       --          (380)        (52)        432
-----------------------------------------------------------------------------------------
Changes in Net Interest Income .........   $ 11,426    $ 13,051    $ (1,625)   $   --
=========================================================================================

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 1998, 1997 and 1996).

NET YIELD ON EARNING ASSETS

The following table presents net interest income, average earning assets and the net yield by quarter for the past three years. Income and yield on earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective federal income tax rate for 1998, 1997 and 1996.

Net Yield on
Earning Assets                                                                Quarter
Taxable-Equivalent Basis(1)  % Change                  ------------------------------------------------------
(Dollars in Thousands)       Prior Year      Year        Fourth         Third        Second        First
-------------------------------------------------------------------------------------------------------------
1998
Net Interest Income ..          7.9%     $   68,733    $   17,770    $   16,261    $   17,754    $   16,948
Average Earning Assets         14.5       1,491,211     1,560,523     1,519,281     1,454,067     1,429,222
Net Yield ............                         4.61%         4.52%         4.25%         4.90%         4.81%

1997
Net Interest Income ..         21.9%     $   63,681    $   16,174    $   15,769    $   16,240    $   15,498
Average Earning Assets         26.1       1,301,959     1,366,149     1,322,415     1,265,715     1,252,776
Net Yield ............                         4.89%         4.70%         4.73%         5.15%         5.02%

1996
Net Interest Income ..         56.6%     $   52,255    $   15,145    $   15,450    $   12,400    $    9,260
Average Earning Assets         61.1       1,032,100     1,226,018     1,214,296       972,269       711,683
Net Yield ............                         5.06%         4.91%         5.06%         5.13%         5.23%
=============================================================================================================

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 1998, 1997 and 1996).

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $9.7 million for the year ended December 31, 1998, compared to $2.9 million in the year ended December 31, 1997 and $2.2 million for the year ended December 31, 1996. Net charge-offs for the year ended December 31, 1998 totaled $8.1 million compared to $2.5 million for 1997 and $1.4 million for 1996. Charge offs of $5.5 million on agriculture loans and loan growth of $138.2 million, to a lesser extent, factored heavily in the increase of $6.8 million, or 230.1%, in the provision for loan losses for the year ended December 31, 1998. The provision for loan losses reflected an increase of $774,000 or 35.6% for the year ended December 31, 1997 due to loan growth of $132.7 million during the year. Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate. Management bases its decision on many factors which include historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, and general economic conditions, particularly as they relate to the Company's lending area. See "Allowance for Loan Losses."

NONINTEREST INCOME

Noninterest income totaled $17.7 million for the year ended December 31, 1998 compared to $13.0 million for 1997 and $10.7 million for 1996. Excluding net realized gains on sales of securities available for sale, total noninterest income increased $2.5 million or 20.6% from 1997 and $2.0 million or 19.3% from 1996. The noninterest income growth in 1998 and 1997 resulted primarily from the increased volume of business conducted by the Company and, in part, because of the Raymondville merger.

Total Service Charges of $10.1 million for the year ended December 31, 1998, increased $1.5 million or 17.8% compared to $8.6 million for the year ended December 31, 1997. Total Service Charges of $8.6 million for the year ended December 31, 1997 increased $1.5 million or 20.8% compared to $7.1 million for the year ended December 31, 1996. The increase in Total Service Charges for the years ended December 31, 1998 and 1997 is attributable to increased account transaction fees generated by deposit growth experienced by the Company and due to the Raymondville merger.

Trust Service Fees of $1.8 million for the year ended December 31, 1998 increased $79,000 or 4.7% compared to $1.7 million for the year ended December 31, 1997. Trust Service Fees of $1.7 million for the year ended December 31, 1997 increased $186,000 or 12.4% compared to $1.5 million for the year ended
December 31, 1996. The increase in Trust Service Fees in each of the years 1998 and 1997 is attributable to an increase in the number of trust accounts managed. The fair market value of assets managed at December 31, 1998 of $328.7 million increased $78.0 million or 31.1% compared to $250.8 million at December 31, 1997. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

Net Realized Gains on Sales of Securities Available for Sale of $2.9 million for the year ended December 31, 1998 increased $2.2 million or 296.5% compared to $734,000 for 1997. Long-term interest rates reached or neared 30 year lows during the latter half of 1998. This coupled with management's belief in the fundamental underlying strength of the U.S., Texas and Rio Grande Valley economies, presented an opportunity to realize some of the gains in the securities available for sale portfolio. Net Realized Gains on Sales of Securities Available for Sale totaled $734,000 for 1997 compared to $401,000 for 1996 as a result of sales designed to reduce asset sensitivity of callable bonds and improve bond quality during 1997.

Data Processing Fees of $1.5 million for the year ended December 31, 1998 increased $435,000 or 40.3% compared to $1.1 million for the year ended December 31, 1997. This increase arose from the acquisition of additional banking clients and increased utilization of services offered to existing clients during 1998. Data Processing Fees of $1.1 million for the year ended December 31, 1997 increased $170,000 from $910,000 in 1996. The Company obtained two additional banking clients during 1998 and none during 1997.

Other Operating Income of $1.3 million for the year ended December 31, 1998 increased $469,000 or 55.0% compared to $852,000 for the year ended December 31, 1997. Other Operating Income of $852,000 for the year ended December 31, 1997 increased $146,000 or 20.7% compared to $706,000 for 1996. The increase in Other Operating Income for 1998 was primarily attributable to the increased volume of deposit accounts and other business conducted by the Company.

A detailed summary of noninterest income during the last three years follows below:

Noninterest Income
Years Ended December 31,                                               % Change From         % Change From
(Dollars in Thousands)                                           1998    Prior Year    1997    Prior Year    1996
-------------------------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts ........................   $ 8,025      14.5%     $ 7,009     18.6%     $ 5,911
Other Service Charges ......................................     2,122      32.1        1,606     31.3        1,223
-------------------------------------------------------------------------------------------------------------------
        Total Service Charges ..............................    10,147      17.8        8,615     20.8        7,134
Trust Service Fees .........................................     1,770       4.7        1,691     12.4        1,505
Net Realized Gains on Sales of Securities Available for Sale     2,910     296.5          734     83.0          401
Data Processing Service Fees ...............................     1,515      40.3        1,080     18.7          910
Other Operating Income .....................................     1,321      55.0          852     20.7          706
-------------------------------------------------------------------------------------------------------------------
        Total ..............................................   $17,663      36.2%     $12,972     21.7%     $10,656
===================================================================================================================

NONINTEREST EXPENSE

Noninterest expense of $41.1 million for the year ended December 31, 1998 increased $3.9 million or 10.6% compared to $37.2 million for 1997. Noninterest expense of $37.2 million for the year ended December 31, 1997 increased $5.1 million or 15.8% compared with $32.1 million for the year ended December 31, 1996. The increases for the years ended December 31, 1998 and 1997 were primarily attributable to an increased volume of business conducted by the Company and the Raymondville merger. Noninterest expense averaged 2.48% of total assets for the year ended December 31, 1998 compared to 2.58% for the year ended December 31, 1997 and 2.81% for the year ended December 31, 1996.

Salaries and Employee Benefits, the largest category of noninterest expense, of $18.5 million for the year ended December 31, 1998 increased $834,000 or 4.7% compared to the year ended December 31, 1997 levels of $17.7 million. Salaries and Employee Benefits of $17.7 million for the year ended December 31, 1997 increased $1.5 million or 9.3% compared to the year ended December 31, 1996 levels of $16.2 million. Salaries and Employee Benefits increased for the year ended December 31, 1998 primarily due to staffing increases, including the staff acquired as a result of the Raymondville merger. Salaries and Employee Benefits averaged 1.12% of total assets for the year ended December 31, 1998 compared to 1.23% for the year ended December 31, 1997 and 1.41% for the year ended December 31, 1996.

Net Occupancy Expense of $3.6 million for the year ended December 31, 1998 increased $944,000 or 35.1% compared to $2.7 million for 1997. Expenses associated with the new corporate headquarters building in McAllen, Texas, opened during 1998, contributed to the increase in Net Occupancy Expense during the year ended December 31, 1998. Net Occupancy Expense of $2.7 million for the year ended December 31, 1997 increased $355,000 or 15.2% when compared to Net Occupancy Expense of $2.3 million for the year ended December 31, 1996. The increase for the year ended December 31, 1997 is primarily attributable to the occupancy expenses associated with mergers completed during 1996.

Equipment Expense of $4.6 million for the year ended December 31, 1998 increased $821,000 or 21.7% compared to $3.8 million for 1997. Expenses associated with the new corporate headquarters building contributed to the increase in Equipment Expense during the year ended December 31, 1998. Equipment Expense of $3.8 million for the year ended December 31, 1997 increased $380,000 or 11.2% when compared with $3.4 million for the year ended December 31, 1996. The Equipment Expense increase incurred during the year ended December 31, 1997 is primarily attributable to equipment obtained in mergers completed during 1996 and equipment acquired to service the Company's increasing customer base.

Other Real Estate (Income) Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of Other Real Estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. The category Other Real Estate (Income) Expense, Net reflects net expense of $307,000 for the year ended December 31, 1998, which compares unfavorably to net expense of $105,000 for the year ended December 31, 1997. Other Real Estate (Income) Expense, Net of $105,000 for the year ended December 31, 1997 increased $198,000 or 212.9% compared to net income of $93,000 for the year ended December 31, 1996. The net increase for the year ended December 31, 1998 is primarily attributable to higher volumes in Other Real Estate owned offsetting increased operating income and gain on sale of foreclosed properties. Management is actively seeking buyers for all Other Real Estate.

Amortization of Goodwill and Identifiable Intangibles of $2.7 million for the year ended December 31, 1998 increased $408,000 or 18.1% compared to $2.3 million for 1997. Amortization of Goodwill and Identifiable Intangibles of $2.3 million for the year ended December 31, 1997 increased $659,000 or 41.4% compared to $1.6 million for the year ended December 31, 1996. The increase in Amortization of Goodwill and Identifiable Intangibles was due to the amortization of goodwill and core deposit premiums associated with the 1998 and 1996 acquisitions.

An impairment loss of $630,000 was recorded during the three months ended June 30, 1997 to reflect the impairment of an existing bank building. The building was razed to provide additional parking upon completion of a new building in McAllen, Texas. The new bank building completed in 1998 serves as the headquarters for Texas State Bank and Texas Regional Bancshares, Inc. The amount of the impairment loss represented the book value of the building at June 30, 1997.

One Time Charge - Acquisitions of $728,000, related primarily to professional fees and computer conversion cost resulting from the Company's 1998 acquisitions.

Other Noninterest Expense $10.7 million for the year ended December 31, 1998 increased $625,000 or 6.2% compared to $10.0 for 1997. Other Noninterest Expense of $10.0 million for the year ended December 31, 1997 increased $1.3 million or 15.5% compared to $8.7 million for the year ended December 31, 1996. The increase in Other Noninterest Expense for 1998 and 1997 was primarily attributable to an increased volume of business, primarily due to the 1998 and 1996 acquisitions.

All Other Noninterest Expense categories, not previously discussed, reflect a net increase for the year ended December 31, 1998 compared to the year ended December 31, 1997 and was attributable to an increased volume of business.

The Efficiency Ratio of expense to total revenue averaged 48.86% for the year ended December 31, 1998 compared to 48.82% for the year ended December 31, 1997 and 51.49% for the year ended December 31, 1996.

A detailed summary of noninterest expense during the last three years follows below:

Noninterest Expense
Years Ended December 31,                                    % Change From             % Change From
(Dollars in Thousands)                                1998    Prior Year       1997     Prior Year       1996
----------------------------------------------------------------------------------------------------------------
Salaries and Wages .............................   $ 15,108        4.6%      $ 14,442       11.2%      $ 12,988
Employee Benefits ..............................      3,418        5.2          3,250        1.7          3,195
----------------------------------------------------------------------------------------------------------------
Total Salaries and Employee Benefits ...........     18,526        4.7         17,692        9.3         16,183
----------------------------------------------------------------------------------------------------------------
Net Occupancy Expense ..........................      3,631       35.1          2,687       15.2          2,332
----------------------------------------------------------------------------------------------------------------
Equipment Expense ..............................      4,599       21.7          3,778       11.2          3,398
----------------------------------------------------------------------------------------------------------------
Other Real Estate (Income) Expense, Net
        Rent Income ............................       (154)     116.9            (71)     (48.6)          (138)
        (Gain) Loss on Sale ....................       (257)     123.5           (115)     (43.4)          (203)
        Expenses ...............................        674      152.4            267       30.2            205
        Write-Downs ............................         44       83.3             24      (44.2)            43
----------------------------------------------------------------------------------------------------------------
                Total Other Real Estate (Income)
                        Expense, Net ...........        307      192.4            105     (212.9)           (93)
----------------------------------------------------------------------------------------------------------------
Amortization of Goodwill and Identifiable
        Intangibles ............................      2,660       18.1          2,252       41.4          1,593
----------------------------------------------------------------------------------------------------------------
Impairment Loss ................................       --       (100.0)           630        *              --
----------------------------------------------------------------------------------------------------------------
One Time Charge - Acquisitions .................        728        *             --          *              --
----------------------------------------------------------------------------------------------------------------
Other Noninterest Expense
        Advertising and Public Relations .......      1,536       12.0          1,372        6.2          1,292
        Data Processing and Check Clearing .....      1,183        5.6          1,120       (6.1)         1,193
        Director Fees ..........................        333      (35.3)           515       (1.2)           521
        Franchise Tax ..........................        600       12.6            533       89.7            281
        Insurance ..............................        430       31.5            327       35.1            242
        FDIC Insurance .........................        166       10.7            150       63.0             92
        Legal ..................................      1,255       19.5          1,050       47.1            714
        Professional Fees ......................        638      (17.7)           775       10.2            703
        Postage, Delivery and Freight ..........        816       18.4            689       23.5            558
        Stationery and Supplies ................      1,325       25.5          1,056        4.0          1,015
        Telephone ..............................        534       23.3            433       10.2            393
        Other Losses ...........................         68      (91.9)           837       26.1            664
        Miscellaneous Expense ..................      1,767       51.2          1,169       15.2          1,015
----------------------------------------------------------------------------------------------------------------
                Total Other Noninterest Expense      10,651        6.2         10,026       15.5          8,683
----------------------------------------------------------------------------------------------------------------
Total ..........................................   $ 41,102       10.6%      $ 37,170       15.8%      $ 32,096
================================================================================================================
* Not meaningful.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides the following postretirement benefits: (1) benefits provided under the Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions), (2) a nonqualified deferred compensation plan for the benefit of Glen E. Roney, Chairman of the Board, President and Chief Executive Officer, (3) four existing separate nonqualified deferred compensation plans for the benefit of certain employees acquired through past mergers, (4) a 401 (k) plan for the benefit of certain employees (limited to past contributions) acquired through the Bank of Texas acquisition and (5) medical insurance on a selected basis.

INCOME TAX

The Company recorded income tax expense of $11.6 million for the year ended December 31, 1998 compared to $11.9 million for the year ended December 31, 1997. The decrease in income tax expense for the year ended December 31, 1998 is due primarily to a decreased level of pretax income during the year ended December 31, 1998.

NET INCOME

Net income was $22.5 million, $23.1 million and $18.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

ANALYSIS OF FINANCIAL CONDITION

BALANCE SHEET COMPOSITION

The Company continues to experience growth in total assets, deposits and loans attributable, in the opinion of management, to the vitality of the Rio Grande Valley economy and due to the Raymondville merger. The continued devaluation of the Mexican peso relative to the U.S. dollar has reduced retail sales to Mexican nationals. However, the effects of NAFTA and the continued devaluation have also increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras) which benefit the Rio Grande Valley economy. Management does not believe that the on-going Mexican financial problems will materially affect the Company's growth and earnings prospects.

Average interest-earning assets of $1.5 billion increased $189.3 million or 14.5% for the year ended December 31, 1998 compared to $1.3 billion for the year ended December 31, 1997 and increased $269.9 million or 26.1% compared to $1.0 billion for the year ended December 31, 1996. Average loans increased $147.7 million or 16.9% to $1.0 billion for the year ended December 31, 1998 compared to December 31, 1997 levels of $875.8 million, while average securities of $432.8 million increased $46.5 million or 12.1% for the year ended December 31, 1998 compared to December 31, 1997 levels of $386.2 million. Total average assets increased $214.2 million or 14.9% to $1.7 billion for the year ended December 31, 1998 compared to December 31, 1997 levels and $295.8 million or 25.9% to $1.4 billion for the year ended December 31, 1997 compared to December 31, 1996 levels of $1.1 billion.

Average interest-bearing deposits increased $161.2 million or 14.9% to $1.2 billion for the year ended December 31, 1998 compared to the year ended December 31, 1997 levels of $1.1 billion. Demand deposits also increased $26.6 million or 13.8% for the year ended December 31, 1998 to $218.7 million compared to the year ended December 31, 1997 levels of $192.1 million.

The following table presents the Company's average balance sheets during the last three years:

Average Balance Sheets
Years Ended December 31,
(Dollars in Thousands)                                    1998            1997          1996
-------------------------------------------------------------------------------------------------
Assets
Loans .............................................   $ 1,023,527    $   875,839    $   680,530
Securities
        Taxable ...................................       402,457        359,898        285,021
        Tax-Exempt ................................        30,310         26,323         28,067
Time Deposits .....................................         1,300            242            219
Federal Funds Sold ................................        33,617         39,657         38,263
-------------------------------------------------------------------------------------------------
                Total Interest-Earning Assets .....     1,491,211      1,301,959      1,032,100
Cash and Due From Banks ...........................        54,531         55,515         50,039
Bank Premises and Equipment, Net ..................        64,937         43,728         33,256
Other Assets ......................................        55,863         49,840         37,692
Allowance for Loan Losses .........................       (12,410)       (11,086)        (8,925)
-------------------------------------------------------------------------------------------------
                Total .............................   $ 1,654,132    $ 1,439,956    $ 1,144,162
-------------------------------------------------------------------------------------------------
Liabilities
Demand Deposits
        Commercial and Individual .................   $   212,488    $   185,981    $   165,409
        Public Funds ..............................         6,220          6,150          6,092
-------------------------------------------------------------------------------------------------
                Total Demand Deposits .............       218,708        192,131        171,501
-------------------------------------------------------------------------------------------------
Savings
        Commercial and Individual .................       104,363        101,235         87,578
        Public Funds ..............................           880            668            572
Money Market Checking and Savings
        Commercial and Individual .................       215,232        200,522        175,772
        Public Funds ..............................        43,653         41,243         48,083
Time Deposits
        Commercial and Individual .................       691,913        610,211        475,059
        Public Funds ..............................       187,466        128,432         58,715
-------------------------------------------------------------------------------------------------
                Total Interest-Bearing Deposits ...     1,243,507      1,082,311        845,779
-------------------------------------------------------------------------------------------------
Total Deposits ....................................     1,462,215      1,274,442      1,017,280
Federal Funds Purchased and
        Securities Sold Under Repurchase Agreements         5,772            988            507
Other Liabilities .................................        14,524         11,694          9,868
Shareholders' Equity ..............................       171,621        152,832        116,507
-------------------------------------------------------------------------------------------------
                Total .............................   $ 1,654,132    $ 1,439,956    $ 1,144,162
=================================================================================================

CASH AND DUE FROM BANKS

Texas State Bank, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. Texas State Bank also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and due from banks held on any one day is significantly influenced by temporary changes in cash items in process of collection. At December 31, 1998, cash and due from banks was $58.3 million.

SECURITIES

Securities consist of U.S. Treasury, federal agency, mortgage-backed and state, county and municipal securities. The Bank classifies debt and equity securities into one of three categories: Held to Maturity, Trading or Available for Sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as Held to Maturity and measured at amortized cost in the consolidated balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as Trading and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses included in earnings. Securities not classified as either Held to Maturity or Trading are classified as Available for Sale and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses reported in a separate component of shareholders' equity net of applicable income taxes until realized.

At December 31, 1998, 1997 and 1996, no securities were classified as Trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents estimated market value of Securities Available for Sale at December 31, 1998, 1997 and 1996:

Securities Available for Sale                % Change From           % Change From
(Dollars in Thousands)                1998     Prior Year      1997    Prior Year      1996
----------------------------------------------------------------------------------------------
U.S. Treasury ...................   $   --      (100.0)%     $  7,002    (26.9)%     $  9,574
U.S. Government Agency ..........    313,970      13.0        277,764     62.1        171,345
Mortgage-Backed .................    101,365     551.4         15,561      *              180
States and Political Subdivisions     36,988      77.0         20,898     (8.4)        22,811
Other ...........................      3,613      22.4          2,952      2.9          2,868
----------------------------------------------------------------------------------------------
        Total ...................   $455,936      40.6%      $324,177     56.8%      $206,778
==============================================================================================

        *Not meaningful.

The following table presents the maturities, amortized cost, estimated market value and weighted average yields of the Securities Available for Sale at December 31, 1998:

                                                   Amortized Cost(1) Maturing
                                    --------------------------------------------------------
                                                  After One      After Five                                    Estimated
Securities Available for Sale          One Year    Through         Through         After        Amortized        Market
(Dollars in Thousands)                 Or Less    Five Years      Ten Years      Ten Years       Cost(1)         Value
--------------------------------------------------------------------------------------------------------------------------
U.S. Government Agency ..........   $    12,603   $   117,342    $   181,880    $     1,822    $   313,647    $   313,970
Mortgage-Backed .................          --            --            9,263         92,407        101,670        101,365
States and Political Subdivisions           242         1,975         11,996         21,899         36,112         36,988
Other ...........................          --             125            250          3,187          3,562          3,613
--------------------------------------------------------------------------------------------------------------------------
        Total ...................   $    12,845   $   119,442    $   203,389    $   119,315    $   454,991    $   455,936
==========================================================================================================================
Weighted Average Yields
(Taxable-Equivalent Basis)
--------------------------------------------------------------------------------------------------------------------------
U.S. Government Agency ..........          5.35%         6.15%          6.22%          6.03%          6.16%
Mortgage-Backed .................           --            --            5.92           6.09           6.07
States and Political Subdivisions          7.81          7.28           6.63           6.58           6.64
Other ...........................           --           7.60           6.45           5.75           5.86
--------------------------------------------------------------------------------------------------------------------------
        Total ...................          5.79%         6.22%          6.25%          6.17%          6.18%
==========================================================================================================================


1 Amortized cost for Securities Available for Sale is stated at par plus any remaining unamortized premium paid or less any remaining unamortized discounts received.

The following table presents amortized cost of Securities Held to Maturity at December 31, 1998, 1997 and 1996:

Securities Held to Maturity                  % Change From            % Change From
(Dollars in Thousands)                1998     Prior Year       1997    Prior Year      1996
------------------------------------------------------------------------------------------------
U.S. Treasury ...................   $ 10,013      (50.6)%     $ 20,249      (54.9)     $ 44,853
U.S. Government Agency ..........       --       (100.0)        64,171      (41.4)      109,493
Mortgage-Backed Securities ......       --       (100.0)           750      (40.3)        1,257
States and Political Subdivisions      4,318      (42.2)         7,474      (12.3)        8,521
Other Securities ................       --       (100.0)           100       --             100
------------------------------------------------------------------------------------------------
        Total ...................   $ 14,331      (84.5)%     $ 92,744      (43.5)     $164,224
================================================================================================

All investments in states and political subdivisions are investments in entities within the State of Texas. No single issuer accounted for as much as 10.0% of total shareholders' equity at December 31, 1998. Of the obligations of states and political subdivisions held by the Company at December 31, 1998, 70.4% were rated A or better by Moody's Investor Services, Inc. and 56.7% of the non-rated issues or $6.3 million are local issues purchased in private placement transactions.

The following table presents the maturities, amortized cost, estimated market value and weighted average yields of Securities Held to Maturity at December 31, 1998:

                                               Amortized Cost(1) Maturing
                                    --------------------------------------------------
                                                 After One    After Five                              Estimated
Securities Held to Maturity          One Year     Through      Through        After       Amortized     Market
(Dollars in Thousands)               Or Less     Five Years   Ten Years     Ten Years       Cost(1)     Value
----------------------------------------------------------------------------------------------------------------
U.S. Treasury ...................   $   5,003    $   5,010    $    --          $--       $   10,013    $10,186
States and Political Subdivisions         799        2,113        1,406         --            4,318      4,464
----------------------------------------------------------------------------------------------------------------
        Total ...................   $   5,802    $   7,123    $   1,406        $--       $   14,331    $14,650
================================================================================================================
Weighted Average Yields
(Taxable-Equivalent Basis)
----------------------------------------------------------------------------------------------------------------
U.S. Treasury ...................        6.56%        6.70%          --%        --%            6.63%
States and Political Subdivisions        7.35         8.15         9.57         --             8.17
----------------------------------------------------------------------------------------------------------------
        Total ...................        6.67%        7.13%        9.57%        --%            7.18%
================================================================================================================

(1) Amortized cost for Securities Held to Maturity is stated at par plus any remaining unamortized premium paid or less any remaining unamortized discount received.

LOANS

The Company manages its credit risk by establishing and implementing strategies and guidelines appropriate to the characteristics of borrowers, industries, geographic locations and risk products. Diversification of risk within each of these areas is a primary objective. Policies and procedures are developed to ensure that loan commitments conform to current strategies and guidelines. Management continually refines the Company's credit policies and procedures to address the risks in the current and prospective environment and to reflect management's current strategic focus. The credit process is controlled with continuous credit review and analysis, and by review by internal and external auditors and regulatory authorities. The Company's loans are widely diversified by borrower and industry group.

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

The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. With the completion of the Mergers, the Company has acquired some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at December 31, 1998 of $7.6 million were less than .7% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

Total loans of $1.1 billion for the year ended December 31, 1998 increased $138.2 million or 14.5% compared to the year ended December 31, 1997 levels of $951.3 million and increased $132.7 million or 16.2% for the year ended December 31, 1997 compared to levels of $818.6 million at December 31, 1996. The increase in total loans for the year ended December 31, 1998 is primarily attributable to an increased volume of business conducted by the Company. The increase in total loans for the year ended December 31, 1997 reflects growth in all loan categories except Commercial Tax-Exempt loans and is representative in part to the vitality of the Rio Grande Valley economy. A substantial portion of the increase in loans classified as Real Estate-Commercial Mortgage loans consists of loans secured by real estate and other assets to commercial customers. The following table presents the composition of the loan portfolio at the end of each of the last five years:

Loan Portfolio Composition
December 31,
(Dollars in Thousands)              1998         1997         1996         1995         1994
-----------------------------------------------------------------------------------------------
Commercial ..................   $  311,966   $  249,819   $  219,346   $  131,006   $  120,757
Commercial Tax-Exempt .......       22,155       29,024       34,777       34,419         --
-----------------------------------------------------------------------------------------------
Total Commercial Loans ......      334,121      278,843      254,123      165,425      120,757
-----------------------------------------------------------------------------------------------
Agricultural ................       52,302       51,346       32,756       25,284       17,199
-----------------------------------------------------------------------------------------------
Real Estate
        Construction ........       66,018       69,477       49,103       31,620       20,013
        Commercial Mortgage .      354,134      304,215      259,041      146,584      128,979
        Agricultural Mortgage       34,440       31,949       29,654       18,047       10,443
        1-4 Family Mortgage .      128,945      122,043      116,485       75,911       64,792
-----------------------------------------------------------------------------------------------
Total Real Estate ...........      583,537      527,684      454,283      272,162      224,227
-----------------------------------------------------------------------------------------------
Consumer ....................      119,545       93,443       77,436       48,543       36,423
-----------------------------------------------------------------------------------------------
                Total Loans .   $1,089,505   $  951,316   $  818,598   $  511,414   $  398,606
===============================================================================================

The contractual maturity schedule of the loan portfolio at December 31, 1998 follows:

Loan Maturities                     One     After One Year   After
December 31, 1998                   Year       Through       Five
(Dollars in Thousands)            Or Less    Five Years      Years         Total
----------------------------------------------------------------------------------
Commercial ..................   $  163,122   $  124,399   $   24,445   $  311,966
Commercial Tax-Exempt .......          759       17,577        3,819       22,155
Agricultural ................       43,211        9,091         --         52,302
Real Estate
        Construction ........       49,225       12,795        3,998       66,018
        Commercial Mortgage .       47,426      242,612       64,096      354,134
        Agricultural Mortgage        4,003       25,248        5,189       34,440
        1-4 Family Mortgage .       18,777       94,559       15,609      128,945
Consumer ....................       40,813       78,479          253      119,545
----------------------------------------------------------------------------------
                Total .......   $  367,336   $  604,760   $  117,409   $1,089,505
----------------------------------------------------------------------------------
Variable-Rate Loans .........   $  148,382   $  238,198   $   86,077   $  472,657
Fixed-Rate Loans ............      218,954      366,562       31,332      616,848
----------------------------------------------------------------------------------
                Total .......   $  367,336   $  604,760   $  117,409   $1,089,505
==================================================================================

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

Nonaccrual loans of $10.4 million at December 31, 1998 increased $2.1 million or 24.6% compared to $8.4 million at December 31, 1997 and nonaccrual loans at December 31, 1997 of $8.4 million increased $1.6 million or 22.8% compared to $6.8 million at December 31, 1996. The increases in nonaccrual loans during 1998 and 1997 are due to several diverse credits secured primarily by real estate. Cross-border nonaccrual loans at December 31, 1998 of $7.6 million reflect a decrease of $100,000 when compared to the $7.7 million at December 31, 1997.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more for the years ended December 31, 1998, 1997 and 1996 that are not classified as nonaccrual totaled $3.1 million, $3.3 million and $5.3 million, respectively. The decrease in accruing loans past due 90 days or more at December 31, 1998 as compared to the year ended December 31, 1997 is partly attributable to loan collections.

Nonperforming Assets of $15.8 million at December 31, 1998 increased $4.1 million, 35.1% compared to December 31, 1997 levels of $11.7 million, and increased $3.8 million or 47.5% compared to December 31, 1996 levels of $7.9 million. The increase in Foreclosed Assets during 1998 was primarily attributable to a higher rate of foreclosure loans with real estate collateral, net of write-downs and liquidations. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" above. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at December 31, 1998 increased to 1.72% from 1.57% at December 31, 1997 due primarily to the increase in foreclosed assets.

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

The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $10.4 million at December 31, 1998 and $8.4 million at December 31, 1997. The average recorded investment in impaired loans during 1998 and 1997 was $11.2 million and $10.8 million, respectively. The total allowance for loan losses related to these loans was $1.4 million and $1.0 million on December 31, 1998 and 1997, respectively. Interest income on impaired loans of $232,000, $238,000 and $561,000 was recognized for cash payments received in 1998, 1997 and 1996, respectively. If interest on these impaired loans had been accrued at the original contractual rates, interest income would have been increased by approximately $2.2 million, $1.6 million and $807,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

An analysis of the components of nonperforming assets for the last five years follows:

Nonperforming Assets
December 31,
(Dollars in  Thousands)                                       1998       1997       1996      1995       1994
----------------------------------------------------------------------------------------------------------------
Nonaccrual Loans ........................................   $10,414    $ 8,355    $ 6,801    $ 2,435    $ 2,970
Renegotiated Loans ......................................      --         --            1          6         13
----------------------------------------------------------------------------------------------------------------
        Nonperforming Loans .............................    10,414      8,355      6,802      2,441      2,983
Foreclosed Assets .......................................     5,368      3,331      1,121      1,749      2,666
----------------------------------------------------------------------------------------------------------------
        Total Nonperforming Assets ......................    15,782     11,686      7,923      4,190      5,649
Accruing Loans 90 Days or More Past Due .................     3,099      3,287      5,328        781        410
----------------------------------------------------------------------------------------------------------------
                Total Nonperforming Assets and
                  Accruing Loans 90 Days or More Past Due   $18,881    $14,973    $13,251    $ 4,971    $ 6,059
================================================================================================================
Nonperforming Loans as a % of Total Loans ...............      0.96%      0.88%      0.83%      0.48%      0.75%
Nonperforming Assets as a % of Total Loans
        and Foreclosed Assets ...........................      1.44       1.22       0.97       0.82       1.41
Nonperforming Assets as a % of Total Assets .............      0.90       0.76       0.58       0.54       0.85
Nonperforming Assets Plus Accruing Loans
        90 Days or More Past Due as a % of Total
        Loans and Foreclosed Assets .....................      1.72       1.57       1.62       0.97       1.51
================================================================================================================

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 1998, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

The allowance for loan losses at year ended December 31, 1998 totaled $13.2 million, representing a net increase of $1.9 million or 17.2% compared to $11.3 million at December 31, 1997. Management believes that the allowance for loan losses at December 31, 1998 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the last five years:

Allowance for Loan Loss Activity
Years Ended December 31,
(Dollars in Thousands)                          1998       1997       1996      1995       1994
--------------------------------------------------------------------------------------------------
Balance at Beginning of Year ..............   $11,291    $10,806    $ 5,376    $ 4,274    $ 4,244
Balance from Acquisitions .................       308       --        4,647        450       --
Provision for Loan Losses .................     9,729      2,947      2,173      1,705      1,105
Charge-Offs
        Commercial ........................     1,600      1,778        968        869        219
        Agricultural ......................     5,453        477        158        416        781
        Real Estate .......................       875         59         82        138        206
        Consumer ..........................     1,230        907        732        346        187
--------------------------------------------------------------------------------------------------
                Total Charge-Offs .........     9,158      3,221      1,940      1,769      1,393
--------------------------------------------------------------------------------------------------
Recoveries
        Commercial ........................       370        136        193        509        214
        Agricultural ......................        72         48       --           66          4
        Real Estate .......................       376        350        165         60         32
        Consumer ..........................       248        225        192         81         68
--------------------------------------------------------------------------------------------------
                Total Recoveries ..........     1,066        759        550        716        318
--------------------------------------------------------------------------------------------------
Net Charge-Offs (Recoveries) ..............     8,092      2,462      1,390      1,053      1,075
--------------------------------------------------------------------------------------------------
Balance at End of Year ....................   $13,236    $11,291    $10,806    $ 5,376    $ 4,274
==================================================================================================
Ratio of Allowance for Loan
        Losses to Loans Outstanding,
        Net of Unearned Discount ..........      1.21%      1.19%      1.32%      1.05%      1.07%
Ratio of Allowance for Loan
        Losses to Nonperforming Assets ....     83.87      96.62     136.39     128.31      75.66
Ratio of Net Charge-Offs (Recoveries)
        to Average Total Loans Outstanding,
        Net of Unearned Discount ..........      0.79       0.28       0.20       0.23       0.29
==================================================================================================

The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the end of each of the last five years follows:

                                1998                  1997                 1996                 1995                  1994
Allocation of the       --------------------  -------------------   --------------------  ------------------   ---------------------
Allowance for                    % of Loans           % of Loans            % of Loans          % of Loans               % of Loans
Loan Losses                        in Each               in Each               in Each              in Each                in Each
December 31,                       Category              Category              Category             Category              Category
(Dollars in                        of Total              of Total              of Total             of Total              of Total
        Thousands)       Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans   Amount        Loans
------------------------------------------------------------------------------------------------------------------------------------
Commercial ..........   $ 4,301      30.7%    $ 2,672      29.3%    $ 2,264      31.0%    $ 1,142      32.3%    $ 1,287      30.3%
Agricultural ........       589       4.8       1,427       5.4         421       4.0         360       4.9         582       4.3
Real Estate .........     5,247      53.5       5,627      55.5       6,101      55.5       2,842      53.3       2,001      56.3
Consumer ............       738      11.0         527       9.8         465       9.5         350       9.5         313       9.1
Unallocated .........     2,361    --           1,038    --           1,555    --             682    --              91    --
------------------------------------------------------------------------------------------------------------------------------------
                Total   $13,236     100.0%    $11,291     100.0%    $10,806     100.0%    $ 5,376     100.0%    $ 4,274     100.0%
====================================================================================================================================

PREMISES AND EQUIPMENT

Premises and equipment of $69.8 million at December 31, 1998 increased $17.4 million or 33.1% compared to $52.4 million at December 31, 1997 and increased $12.2 million or 30.2% for December 31, 1997 compared to $40.3 million at December 31, 1996. The increase for the year ended December 31, 1998 resulted primarily from completion costs of the Company's new headquarters in McAllen of $10.2 million, net of construction in progress of $9.4 million as of December 31, 1997. The net increase for the year ended December 31, 1997 was primarily attributable to the construction in progress of the Company's new headquarters in McAllen.

GOODWILL AND IDENTIFIABLE INTANGIBLES

Intangibles of $26.9 million at December 31, 1998 increased $2.8 million or 11.8% compared to $24.1 million at December 31, 1997 and decreased $2.3 million or 8.6% for December 31, 1997 compared to $26.3 million at December 31, 1996. The net increase in 1998 was due to amortization of existing intangibles and the acquisition of Raymondville Bancorp, Inc. The net decrease for the year ended December 31, 1997 is attributable to amortization of existing intangibles.

DEPOSITS

Total deposits of $1.6 billion at December 31, 1998 increased $200.2 million or 14.7% compared to December 31, 1997 levels of $1.4 billion, and total deposits of $1.4 billion for the year ended December 31, 1997 increased $147.1 million or 12.1% compared to December 31, 1996 levels of $1.2 billion. The increase in total deposits for the year ended December 31, 1998 is attributable in part to the vitality of the Rio Grande Valley economy. The increase in total deposits at December 31, 1997 compared to December 31, 1996 is primarily attributable to growth in the volume of business conducted by the Company. Total noninterest-bearing deposits of $234.7 million for the year ended December 31, 1998 represented an increase of $26.2 million or 12.6% compared to the year ended December 31, 1997 and increased $17.3 million or 9.0% for the year ended December 31, 1997 compared to the year ended December 31, 1996. Total public funds deposits (consisting of Public Funds Demand Deposits, Savings, Money Market Checking and Savings and Time Deposits) of $265.9 million for the year ended December 31, 1998 increased $58.6 million or 28.3% compared to December 31, 1997 levels of $207.3 million. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public funds deposits. The following table presents the composition of total deposits at the end of the last three years:

Total Deposits
December 31,                                                  % Change From             % Change From
(Dollars in Thousands)                               1998       Prior Year      1997      Prior Year       1996
-------------------------------------------------------------------------------------------------------------------
Demand Deposits
        Commercial and Individual .............   $  227,220       11.8%     $  203,325        9.9%     $  185,029
        Public Funds ..........................        7,435       45.8           5,098      (17.0)          6,144
-------------------------------------------------------------------------------------------------------------------
                Total Demand Deposits .........      234,655       12.6         208,423        9.0         191,173
-------------------------------------------------------------------------------------------------------------------
Interest-Bearing Deposits
        Savings
                Commercial and Individual .....      106,446        5.5         100,917       (5.2)        106,422
                Public Funds ..................        1,265       64.1             771        4.5             738
        Money Market Checking and Savings
                Commercial and Individual .....      236,157       16.2         203,292        1.8         199,789
                Public Funds ..................       65,081       64.6          39,547      (26.0)         53,432
        Time Deposits
                Commercial and Individual .....      727,205       12.2         647,959       15.5         561,050
                Public Funds ..................      192,133       18.7         161,874       57.1         103,032
-------------------------------------------------------------------------------------------------------------------
                Total Interest-Bearing Deposits    1,328,287       15.1       1,154,360       12.7       1,024,463
-------------------------------------------------------------------------------------------------------------------
                        Total Deposits ........   $1,562,942       14.7%     $1,362,783       12.1%     $1,215,636
===================================================================================================================
Weighted Average Rate on
        Interest-Bearing Deposits .............         4.67%                      4.67%                      4.43%
===================================================================================================================

Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 1998 and 1997:

Maturities of Time
Deposits of $100,000 or More
December 31,
(Dollars in Thousands)                                 1998        1997
-------------------------------------------------------------------------
Three Months or Less .............................   $254,936    $228,072
After Three through Six Months ...................     88,718      98,902
After Six through Twelve Months ..................    123,231      70,615
After Twelve Months ..............................     78,811      60,478
-------------------------------------------------------------------------
        Total ....................................   $545,696    $458,067
=========================================================================
Weighted Average Rate on Time Deposits
  of $100,000 or More ............................      5.32%       5.50%
=========================================================================

Mexico is a part of the trade territory of the Company and foreign deposits from Mexican sources have traditionally been a source of funding. In December 1995, the Mexican government announced a 20% devaluation of the Mexican peso relative to the United States dollar, and the Mexican peso has since continued to decline relative to the dollar. The Company does not anticipate any negative impact on foreign deposits due to these recent devaluations of the peso. The increase in foreign deposits is primarily attributable to Mexican deposits obtained from acquisitions. The following table presents foreign deposits, primarily from Mexican sources, as of December 31, 1998 and 1997:

Foreign Deposits
December 31,
(Dollars in Thousands)                              1998         1997
-----------------------------------------------------------------------
Demand Deposits ...............................   $ 10,667    $  8,066
-----------------------------------------------------------------------
Interest-Bearing Deposits
        Savings ...............................     21,638      20,373
        Money Market Checking and Savings .....     32,324      26,400
        Time Deposits Under $100,000 ..........     66,104      57,645
        Time Deposits of $100,000 or more .....    133,641      99,486
-----------------------------------------------------------------------
                Total Interest-Bearing Deposits    253,707     203,904
-----------------------------------------------------------------------
                Total Foreign Deposits ........   $264,374    $211,970
=======================================================================
Percentage of Total Deposits ..................      16.92%      15.60%
=======================================================================
Weighted Average Rate on Foreign Deposits .....       4.60%       4.75%
=======================================================================

LIQUIDITY

Liquidity management assures that adequate funds are available to meet deposit withdrawals, loan demand and maturing liabilities. Insufficient liquidity can result in higher costs of obtaining funds, while excessive liquidity can lead to a decline in earnings due to the cost of foregoing alternative investments. The ability to renew and acquire additional deposit liabilities is a major source of liquidity. The Company's principal sources of funds are primarily within the local markets of the Bank and consist of deposits, interest and principal payments on loans and securities, sales of loans and securities and borrowings. See previous discussion regarding the maturity dates for "Loans," "Securities" and "Deposits."

Asset liquidity is provided by cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future. These include cash, federal funds sold and U.S. Government Agency and mortgage-backed securities. At December 31, 1998, the Company's liquidity ratio, defined as cash, U.S. Government Agency and mortgage-backed securities and federal funds sold as a percentage of deposits, was 33.0% compared to 34.3% at December 31, 1997 and compared to 35.0% at December 31, 1996.

Liability liquidity is provided by access to core funding sources, principally various customers' interest-bearing and noninterest-bearing deposit accounts in the Company's trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

During 1998, funds for $720.0 million of securities purchases and $131.7 million of net loan growth came from various sources, including a net increase in deposits of $143.7 million, $378.4 million in proceeds from sale of securities, $311.9 million in proceeds from maturing securities and $22.5 million of net income.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that federal bank regulatory authorities take "prompt corrective action" with respect to any depository institution which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels which require or permit the Federal Reserve Board and other regulatory authorities to take supervisory action. The relevant classifications range from "well capitalized" to "critically undercapitalized." The classifications are generally determined by applicable ratios of the institution, including Tier I capital to risk-weighted assets, total capital to risk-weighted assets and leverage ratios. Capital ratios for Texas State Bank as of December 31, 1998 exceeded the "well capitalized" requirements under the applicable regulations. As a result, the Company does not believe that the prompt corrective action regulations have any material effect on the activities or operations of the Company or Texas State Bank.

The Corporation is dependent on dividends from its subsidiaries and the sale of stock for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines and the Bank is classified as "well capitalized" for purposes of FDICIA.

The principal source of liquidity for the Corporation during 1998 was dividends received from subsidiaries of $10.4 million. Uses of the funds received included investments in subsidiaries of $8.0 million and common stock dividends paid of $6.4 million.

The funds management policy of the Company is to maintain a reasonably balanced position of rate sensitive assets and liabilities to avoid adverse changes in net interest income. Changes in net interest income occur when interest rates on loans and securities change in a different time period from that of changes in interest rates on liabilities, or when the mix and volume of interest-earning assets and interest-bearing liabilities change. The interest rate sensitivity gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities within a given time period ("GAP"). A GAP ratio is determined by dividing rate sensitive assets by rate sensitive liabilities. A ratio of 1.0 indicates a perfectly matched position, in which case the effect on net interest income due to interest rate movements would be zero.

Rate sensitive liabilities maturing within one year exceeded rate sensitive assets with comparable maturities at December 31, 1998 by $449.1 million. Management monitors the rate sensitivity GAP on a regular basis and takes steps when appropriate to improve the sensitivity. The cumulative rate sensitive GAP to Total Assets at a period of twelve months or less was (25.5)% at December 31, 1998.

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 1998:

Interest Rate Sensitivity Analysis
December 31, 1998                                     0-3            4-6           7-12            1-5           Over
(Dollars in Thousands)                               Months         Months        Months          Years        5 Years       Total
------------------------------------------------------------------------------------------------------------------------------------
Loans .........................................   $  560,799     $   46,844     $   83,374     $  362,098    $   36,390   $1,089,505
Securities
        Available for Sale ....................       10,233          1,658            974        119,620       323,451      455,936
        Held to Maturity ......................          699          5,003            100          7,122         1,407       14,331
Time Deposits .................................          157            297             99           --            --            553
Federal Funds Sold ............................       32,000           --             --             --            --         32,000
------------------------------------------------------------------------------------------------------------------------------------
                Total Interest-Earning Assets .      603,888         53,802         84,547        488,840       361,248    1,592,325
------------------------------------------------------------------------------------------------------------------------------------
Savings .......................................      107,711           --             --             --            --        107,711
Money Market Checking and
        Savings Accounts ......................      301,238           --             --             --            --        301,238
Time Deposits .................................      416,549        159,022        199,434        144,322            11      919,338
Federal Funds Purchased and Securities
        Sold Under Repurchase Agreements ......        7,407           --             --             --            --          7,407
------------------------------------------------------------------------------------------------------------------------------------
                Total Interest-Bearing
                        Liabilities ...........      832,905        159,022        199,434        144,322            11    1,335,694
------------------------------------------------------------------------------------------------------------------------------------
Rate Sensitivity GAP(1) .......................   $ (229,017)    $ (105,220)    $ (114,887)    $  344,518    $  361,237   $  256,631
====================================================================================================================================
Cumulative Rate Sensitivity GAP ...............   $ (229,017)    $ (334,237)    $ (449,124)    $ (104,606)   $  256,631
====================================================================================================================================
Ratio of Cumulative Rate Sensitivity
        GAP to Total Assets ...................       (13.00)%      (18.97)%        (25.48)%
Ratio of Cumulative Rate Sensitive
        Interest-Earning Assets to Cumulative
                Rate Sensitive Interest-Bearing
                        Liabilities ...........       72.5:1        66.3:1          62.3:1
====================================================================================================================================

(1) Rate sensitive interest-earning assets less rate sensitive interest-bearing liabilities.

Gap analysis is the simplest representation of the Company's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments. Accordingly, the Funds Management Committee conducts simulations of net interest income under a variety of market interest rate scenarios. These simulations, which consider forecasted balances sheet changes and forecasted changes in interest rate spreads, provide the Committee with an estimate of earnings at risk for given changes in interest rates. Assuming an immediate 100 basis point decline in interest rates based upon the asset and liability mix at December 31, 1998, projected net interest income for the following twelve months would decline by 6.6%. An immediate 100 basis point decline in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

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

CAPITAL RESOURCES

Shareholders' equity of $177.5 million for the year ended December 31, 1998 reflects a net increase of approximately $15.9 million or 9.8% compared to shareholders' equity of $161.6 million for the year ended December 31, 1997. This net increase was primarily attributable to earnings in 1998.

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

Ratio targets are set for both Tier I and total capital (Tier I plus Tier II capital). The minimum level of Tier I capital to total assets is 4.0% and the minimum total capital ratio is 8.0%. The Federal Reserve Board has guidelines for a leverage ratio that is designed as an additional evaluation of capital adequacy of banks and bank holding companies. The leverage ratio is defined to be the company's Tier I capital divided by its quarterly average total assets less goodwill and other intangible assets. An insured depository institution is "well capitalized" for purposes of FDICIA if its Total Capital Ratio is equal to or greater than 10.0%, and Tier I Capital Ratio is equal to or greater than 6.0%, and Leverage Capital Ratio is equal to or greater than 5.0%. The Company's Tier I Capital Ratio was approximately 12.92% and 13.60% as of December 31, 1998 and 1997, respectively. The Company's Total Capital Ratio was approximately 14.06% and 14.73% as of December 31, 1998 and 1997, respectively. The Company's Leverage Capital Ratio was 8.85% and 9.21% at December 31, 1998 and 1997, respectively. Based on capital ratios, the Company is within the definition of "well capitalized" for Federal Reserve purposes as of December 31, 1998.

The following table presents the Company's risk-based capital calculation:

Risk-Based Capital
December 31,
(Dollars in Thousands)                                1998            1997
-------------------------------------------------------------------------------
Total Shareholders' Equity before unrealized
        gains or losses on Securities
        Available for Sale .....................  $   176,859     $   160,648
Less Goodwill and Other Deductions .............      (26,894)        (24,001)
-------------------------------------------------------------------------------
Total Tier I Capital ...........................      149,965         136,647
Total Tier II Capital ..........................       13,236          11,291
-------------------------------------------------------------------------------
Total Qualifying Capital .......................  $   163,201     $   147,938
===============================================================================
Risk Adjusted Assets (Including Off-Balance
           Sheet Exposure) .....................  $ 1,161,053     $ 1,004,511
===============================================================================
Tier I Capital Ratio ...........................        12.92%          13.60%
Total Capital Ratio ............................        14.06           14.73
Leverage Capital Ratio .........................         8.85            9.21
===============================================================================

YEAR 2000 PROJECT

GENERAL

The Year 2000 problem affects all companies. This problem is rooted in storage constraints of systems developed in the 1960's and 1970's. Many computer codes used only two-digit year codes, e.g., 98 instead of four digits, 1998. Thus, many computer applications interpret the year "00" as 1900 and accordingly need to be modified to process in the next century.

In the early 1990's, management of Texas State Bank (the "Bank") decided to process all data in-house and offer data processing services to third party banks. As part of this initiative, management decided to purchase all critical software and support services from third party software vendors. All of the critical software purchased had already been coded to recognize a four-digit date. The Bank has no in-house supported computer applications.

STATE OF READINESS

In early 1997, the Bank established an ongoing corporate-wide effort to address the issues associated with the Year 2000. The Bank adopted the phased approach to Year 2000 project management as outlined by the Federal Financial Institutions Examination Council ("FFIEC"). The Bank's project goals are to meet if not exceed all Year 2000 regulatory guidelines. This approach requires the active involvement of management and the Board of Directors. This active management involvement provides the sponsorship and commitment to ensure the business issues and risks are adequately addressed and resolved. The FFIEC phases used are Awareness Phase, Assessment Phase, Renovation Phase, Validation Phase and Implementation Phase.

AWARENESS PHASE:   DEFINE THE PROBLEM AND GAIN MANAGEMENT SUPPORT.

The Bank established a Year 2000 Committee comprised of all levels of management to address the Year 2000 project. An action plan was developed that includes strategies for dealing with in-house and third party computer systems, vendors, customers and business partners. An ongoing process to continually evaluate customers, business partners and management practices and policies will be phased in as the Year 2000 project evolves.

ASSESSMENT PHASE:  ASSESS THE SIZE AND COMPLEXITY OF THE PROBLEM. EVALUATE RISK
                   IMPACT AND ESTABLISH CONTINGENCY PLANS.

The Bank has essentially completed the assessment phase. Information Technology "(IT)" and Non IT systems have been identified. Systems have generally been identified as Core Mission critical, Non Mission critical and Business critical. Risk impact of material customers and other business partners are identified and due diligence procedures developed. The impact of strategic business initiatives, resources, needs and time lines have been addressed. A contingency plan for the Bank was completed on June 22, 1998 and addresses Core Mission critical and Business critical systems. Continually assessing risk is a major goal in the Year 2000 process.

RENOVATION PHASE:  UPGRADE OR REPLACE NON-COMPLIANT SYSTEMS.

Core Mission critical software and hardware vendors of the Bank have represented their products as being Year 2000 compliant. The Bank is currently testing these products to corroborate the vendor representations. Certain Non Mission critical systems have been identified as not Year 2000 compliant. These systems will require the purchase of compliant systems from third party vendors. Renovation timelines have been established and all upgrades will be completed by June 30, 1999.

VALIDATION PHASE: TESTING CURRENT AND UPGRADED SYSTEMS.

The Bank has created a Year 2000 Test Lab located in the Data Center to test many of the internal and external Core Mission critical systems. The Bank completed all internal Core Mission critical testing by September 30, 1998. In addition, the Bank has requested and received vendor representations that all Core Mission critical applications are Year 2000 compliant. Interface testing with FEDLINE had been completed by the Data Center and Trust Department at December 31, 1998. The Wire Transfer Department and Customer Service Department will be completed by March 31, 1999.

IMPLEMENTATION PHASE:   SYSTEMS MUST BE YEAR 2000 READY BEFORE YEAR 2000.

In this phase, all systems should be fully renovated, tested and certified as Year 2000. If systems fail to meet Year 2000 requirements, contingency plans will be implemented. The Bank anticipates that all systems will be fully renovated and tested by June 30, 1999.

ESTIMATED COSTS

The Bank has estimated the total cost of the Year 2000 project at $500,000. The approximate cost expensed was $31,000 in 1997, $253,000 in 1998 and is estimated to be $216,000 in 1999.

RISK

Testing and planning do not ensure that any organization will be able to conduct business around and after the Year 2000. Testing does not ensure that the Bank's customers and other business partners will be able to conduct business. The Bank is performing due diligence on its customers and other business partners. Where our customers and business partners are regulated, we take comfort from knowing that this is a regulated entity and its regulator is doing its own due diligence. Where our customers and business partners are not regulated, the Bank implemented processes for evaluating readiness of customers and business partners for the Year 2000. These processes are continuously monitored.

CONTINGENCY PLAN

The Bank has implemented procedures and continues to refine its processes for evaluating its business readiness. Still, the possibility exists that something can go wrong. The Bank has prepared contingency plans to ensure a smooth flow of funds in the event of unforeseen problems. The effect of many business disruptions at the same time may impact the Bank. These contingency plans are reviewed continually to reasonably address these incidents.

CURRENT ACCOUNTING ISSUES

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ("Statement 131") "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company did not identify any reportable operating segments based on the requirements of Statement 131.

The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998. Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company does not currently have derivative instruments as defined by Statement 133.

FOURTH QUARTER RESULTS

The fourth quarter net income for 1998 of $7.1 million or $0.48 per diluted common share reflected an increase of $1.3 million or 21.6% compared to $5.8 million or $.40 per share for the fourth quarter of 1997. Results for the fourth quarter of 1998 reflected increases in net interest income, noninterest income and noninterest expense compared to the fourth quarter of 1997.

Net interest income of $17.8 million for the fourth quarter of 1998 increased $1.6 million or 9.9% compared to $16.2 million for the fourth quarter of 1997, reflecting an increased volume of earning assets in part to the vitality of the Rio Grande Valley economy. Average earning assets of $1.6 billion for the fourth quarter of 1998 increased $194.4 million or 14.2% compared to $1.4 billion for the fourth quarter of 1997. Net interest margin for the fourth quarter of 1998 was 4.52% compared to 4.70 % for the fourth quarter of 1997.

The provision for loan losses charged against earnings in the fourth quarter of 1998 totaled $650,000 compared to $1.2 million for the fourth quarter of 1997, reflecting a decrease of $516,000 or 44.3%. Net charge-offs (recoveries) of $(31,000) for the fourth quarter of 1998 decreased $505,000 or 106.5% compared to net charge-offs of $474,000 for the fourth quarter of 1997.

Noninterest income of $4.2 million for the fourth quarter of 1998 increased $821,000 or 24.1% compared to $3.4 million for the fourth quarter of 1997, primarily due to an increased volume of business. All components of noninterest income reflected increases for fourth quarter of 1998 compared to fourth quarter of 1997.

Noninterest expense of $10.4 million for the fourth quarter of 1998 increased $1.1 million or 12.2% compared to $9.2 million for the fourth quarter of 1997, primarily due to an increased volume of business. The Efficiency Ratio of expense to total revenue averaged 46.66% for the fourth quarter of 1998 compared to 47.75% for the fourth quarter of 1997.

The fourth quarter net income for 1998 of $7.1 million or $0.48 per diluted common share reflected an increase of $4.3 million or 152.9% compared to $2.8 million or $0.19 per diluted common share for the third quarter of 1998. Operating results for the fourth quarter of 1998 reflected an increase in net interest income while provision for loan losses, noninterest income and noninterest expense decreased from the third quarter of 1998.

Net interest income of $17.8 million for the fourth quarter of 1998 increased $1.5 million or 9.3% compared to $16.3 million for the third quarter of 1998, reflecting a continued increasing volume of earning assets. Average earning assets of $1.6 billion for the fourth quarter of 1998 increased $41.2 million or 2.7% compared to $1.5 billion for the third quarter of 1998. The fourth quarter of 1998 net interest margin was 4.52% compared to 4.25% in the third quarter of 1998.

The provision for loan losses charged against earnings in the fourth quarter of 1998 of $650,000 compared to $7.2 million for the third quarter of 1998, reflecting a decrease of $6.5 million or 90.9%. Net charge-offs (recoveries) of $(31,000) for the fourth quarter of 1998 decreased $6.7 million or 100.5% compared to net charge-offs of $6.6 for the third quarter of 1998.

Noninterest income of $4.2 million for the fourth quarter of 1998 decreased $1.6 million or 27.8% compared to $5.9 million for the third quarter of 1998, primarily due to realized gains on sales of securities in the third quarter. Net Realized Gains on Sales of Available for Sale Securities of $353,000 for the fourth quarter of 1998 reflect a net decrease of $1.8 million compared to $2.1 million for the third quarter of 1998.

Noninterest expense of $10.4 million for the fourth quarter of 1998 decreased $227,000 or 2.1% compared to $10.6 million for the third quarter of 1998. The Efficiency Ratio of expense to total revenue averaged 46.66% for the fourth quarter of 1998 compared to 52.69% for the third quarter of 1998.

The nonaccrual and renegotiated loans at December 31, 1998 of $10.4 million decreased $4.7 million or 31.3% compared to $15.2 million at September 30, 1998 primarily due to lower nonaccrual loan volumes.

The following table presents a summary of operations for the last five quarters:

Condensed Quarterly Income
Statements Taxable-Equivalent Basis *                            1998                                   1997
(Dollars in Thousands,                 ---------------------------------------------------------    -----------
Except Per Share Data)                    Fourth           Third         Second          First         Fourth
                                          Quarter         Quarter        Quarter        Quarter        Quarter
---------------------------------------------------------------------------------------------------------------
Interest Income ....................   $    32,911     $    31,499    $    31,792    $    30,915    $    29,992
Interest Expense ...................        15,141          15,238         14,038         13,967         13,818
---------------------------------------------------------------------------------------------------------------
Net Interest Income ................        17,770          16,261         17,754         16,948         16,174
Provision for Loan Losses ..........           650           7,157            981            941          1,166
Noninterest Income .................         4,224           5,854          3,623          3,962          3,403
Noninterest Expense ................        10,355          10,582          9,638         10,527          9,229
---------------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
        Adjustment and Income Tax ..        10,989           4,376         10,758          9,442          9,182
Taxable-Equivalent Adjustment ......           369             372            374            353            367
Applicable Income Tax Expense ......         3,546           1,207          3,624          3,246          2,997
---------------------------------------------------------------------------------------------------------------
Net Income .........................   $     7,074     $     2,797    $     6,760    $     5,843    $     5,818
===============================================================================================================
Net Income Per Common Share
        Basic ......................   $      0.49     $      0.19    $      0.47    $      0.41    $      0.40
        Diluted ....................          0.48            0.19           0.46           0.40           0.40
===============================================================================================================
Average Balances
        Total Assets ...............   $ 1,723,296     $ 1,683,670    $ 1,622,591    $ 1,585,128    $ 1,508,802
        Loans ......................     1,062,118       1,026,470      1,022,541        982,067        920,005
        Securities .................       459,752         446,023        404,477        420,236        408,218
        Interest-Earning Assets ....     1,560,523       1,519,281      1,454,067      1,429,222      1,366,149
        Deposits ...................     1,524,753       1,486,994      1,431,907      1,403,603      1,333,922
        Shareholders' Equity .......       176,399         175,317        169,667        164,935        160,902
---------------------------------------------------------------------------------------------------------------
Selected Financial Data
        Return on Average Assets ...          1.63%           0.66%          1.67%          1.49%          1.53%
        Return on Average
                Shareholders' Equity         15.91            6.33          15.98          14.37          14.36
        Net Interest Margin * ......          4.52            4.25           4.90           4.81           4.70
        Efficiency Ratio * .........         46.66           52.69          45.80          50.62          47.75
        Allowance for Loan Losses ..   $    13,236     $    12,555    $    12,038    $    12,115    $    11,291
        Net Charge-Offs (Recoveries)           (31)          6,640          1,058            425            474
        Nonaccrual and
                Renegotiated Loans .        10,414          15,151          8,393          7,887          8,355
        Foreclosed Assets ..........         5,368           5,781          4,003          4,182          3,331
===============================================================================================================

        *Taxable-equivalent basis assuming a 35% tax rate.


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENTS REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

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

Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management believes that as of December 31, 1998, the Company maintains an effective system of internal control.

The Audit Committee of the Board of Directors reviews the systems of internal control and financial reporting. The Committee meets and consults regularly with management, the internal auditors and the independent accountants to review the scope and results of their work.

The accounting firm of KPMG LLP has performed an independent audit of the Company's consolidated financial statements. Management has made available to KPMG LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to KPMG LLP during its audit were valid and appropriate. The firm's report appears below.


Glen E. Roney                                 R. T. Pigott, Jr.
Chairman of the Board, President              Executive Vice President
  & Chief Executive Officer                     & Chief Financial Officer

January 29, 1999

INDEPENDENT AUDITORS' REPORT

Board of Directors
Texas Regional Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                KPMG LLP

Houston, Texas
January 29, 1999

CONSOLIDATED FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 1998 and 1997
(Dollars in Thousands, Except Share Data)                               1998           1997
----------------------------------------------------------------------------------------------
Assets
        Cash and Due From Banks (Note 2) .......................   $    58,274    $    62,268
        Time Deposits ..........................................           553            100
        Federal Funds Sold .....................................        32,000         18,985
----------------------------------------------------------------------------------------------
                Total Cash and Cash Equivalents ................        90,827         81,353
        Securities Available for Sale, at Fair
                Value (Note 3) .................................       455,936        324,177
        Securities Held to Maturity, at Amortized
                Cost (Fair Value of $14,650
                in 1998 and $93,281 in 1997) (Note 3) ..........        14,331         92,744
        Loans, Net of Unearned Discount of $4,886
                in 1998 and $2,753 in 1997 .....................     1,089,505        951,316
        Less: Allowance for Loan Losses ........................       (13,236)       (11,291)
----------------------------------------------------------------------------------------------
                Net Loans (Note 4) .............................     1,076,269        940,025
        Premises and Equipment, Net (Note 5) ...................        69,827         52,443
        Accrued Interest Receivable ............................        16,416         16,033
        Other Real Estate ......................................         5,060          3,124
        Goodwill and Identifiable Intangibles ..................        26,894         24,066
        Other Assets ...........................................         6,769          4,804
----------------------------------------------------------------------------------------------
                Total Assets ...................................   $ 1,762,329    $ 1,538,769
==============================================================================================
Liabilities
        Deposits
                Demand .........................................   $   234,655    $   208,423
                Savings ........................................       107,711        101,688
                Money Market Checking and Savings ..............       301,238        242,839
                Time Deposits (Note 6) .........................       919,338        809,833
----------------------------------------------------------------------------------------------
                        Total Deposits .........................     1,562,942      1,362,783
        Federal Funds Purchased and Securities
                Sold Under Repurchase Agreements (Note 7) ......         7,407          1,801
        Accounts Payable and Accrued Liabilities (Note 8) ......        14,512         12,630
----------------------------------------------------------------------------------------------
                Total Liabilities ..............................     1,584,861      1,377,214
----------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 11 and 12)
Shareholders' Equity (Note 17)
        Preferred Stock; $1.00 Par Value, 10,000,000 Shares
                Authorized; None Issued and Outstanding (Note 9)          --             --
        Common Stock - Class A; $1.00 Par Value, 50,000,000
                Shares Authorized; Issued and Outstanding
                14,411,583 Shares in 1998 and 14,403,484 in
                1997 (Note 10) .................................        14,412         14,403
        Paid-In Capital ........................................        87,586         87,078
        Retained Earnings (Note 16) ............................        74,861         59,167
        Accumulated Other Comprehensive Income (Note 3) ........           609            907
----------------------------------------------------------------------------------------------
                Total Shareholders' Equity .....................       177,468        161,555
----------------------------------------------------------------------------------------------
                Total Liabilities and Shareholders' Equity .....   $ 1,762,329    $ 1,538,769
==============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 1998, 1997 and 1996
(Dollars in Thousands, Except Per Share Data)                          1998        1997         1996
------------------------------------------------------------------------------------------------------
Interest Income
        Loans, Including Fees ....................................  $  97,064    $  85,905   $  66,988
        Securities
                Taxable ..........................................     25,138       23,124      17,355
                Tax-Exempt .......................................      1,542        1,507       1,668
        Time Deposits ............................................         76           14          10
        Federal Funds Sold .......................................      1,829        2,195       2,054
------------------------------------------------------------------------------------------------------
                Total Interest Income ............................    125,649      112,745      88,075
------------------------------------------------------------------------------------------------------
Interest Expense
        Deposits .................................................     58,097       50,566      37,472
        Federal Funds Purchased and Securities Sold
                Under Repurchase Agreements ......................        287           52          22
------------------------------------------------------------------------------------------------------
                        Total Interest Expense ...................     58,384       50,618      37,494
------------------------------------------------------------------------------------------------------
Net Interest Income ..............................................     67,265       62,127      50,581
Provision for Loan Losses (Note 4) ...............................      9,729        2,947       2,173
------------------------------------------------------------------------------------------------------
        Net Interest Income After Provision for Loan Losses ......     57,536       59,180      48,408
------------------------------------------------------------------------------------------------------
Noninterest Income
        Service Charges on Deposit Accounts ......................      8,025        7,009       5,911
        Other Service Charges ....................................      2,122        1,606       1,223
        Trust Service Fees .......................................      1,770        1,691       1,505
        Net Realized Gains on Sales
                of Securities Available for Sale .................      2,910          734         401
        Data Processing Service Fees .............................      1,515        1,080         910
        Other Operating Income ...................................      1,321          852         706
------------------------------------------------------------------------------------------------------
                        Total Noninterest Income .................     17,663       12,972      10,656
------------------------------------------------------------------------------------------------------
Noninterest Expense
        Salaries and Employee Benefits (Note 11) .................     18,526       17,692      16,183
        Net Occupancy Expense ....................................      3,631        2,687       2,332
        Equipment Expense ........................................      4,599        3,778       3,398
        Other Real Estate (Income) Expense, Net ..................        307          105         (93)
        Amortization of Goodwill and Identifiable Intangibles ....      2,660        2,252       1,593
        Impairment Loss (Note 5) .................................       --            630        --
        One Time Charge - Acquisitions (Note 19) .................        728         --          --
        Other Noninterest Expense (Note 13) ......................     10,651       10,026       8,683
------------------------------------------------------------------------------------------------------
                        Total Noninterest Expense ................     41,102       37,170      32,096
------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense .................................     34,097       34,982      26,968
Income Tax Expense (Note 8) ......................................     11,623       11,860       8,794
------------------------------------------------------------------------------------------------------
Net Income .......................................................  $  22,474    $  23,122   $  18,174
Other Comprehensive Income -
        Unrealized Gain (Loss) on Securities Available
            for Sale (Note 3) ....................................       (298)         439         403
------------------------------------------------------------------------------------------------------
Comprehensive Income .............................................  $  22,176    $  23,561   $  18,577
======================================================================================================
Net Income Per Common Share (Note 14)
        Basic ....................................................  $    1.56    $    1.61   $    1.40
        Diluted ..................................................  $    1.54    $    1.58   $    1.38
======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 1998, 1997 and 1996

                                                                                              Accumulated   Total
                                                           Class A                               Other      Share-
                                                           Common    Paid-In     Retained   Comprehensive   holders'
(Dollars in Thousands)                                      Stock    Capital     Earnings       Income      Equity
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995 ...........................  $   7,488   $  37,254   $  31,901    $      65    $  76,708
Exercise of Stock Options,
        2,107 Shares of Class A
        Common Stock .................................          2          23        --           --             25
Other Comprehensive Income ...........................       --          --          --            403          403
Class A Common Stock Cash Dividends -
        Texas Regional Bancshares, Inc. ..............       --          --        (3,232)        --         (3,232)
Common Stock Cash Dividends - Acquisitions ...........       --          --          (618)        --           (618)
Sale of 2,510,000 shares of
        Class A Common Stock .........................      2,510      49,343        --           --         51,853
Net Income ...........................................       --          --        18,174         --         18,174
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 ...........................     10,000      86,620      46,225          468      143,313
Exercise of Stock Options,
        35,814 Shares of Class A
        Common Stock .................................         36         458        --           --            494
Other Comprehensive Income ...........................       --          --          --            439          439
Class A Common Stock Cash Dividends -
        Texas Regional Bancshares, Inc. ..............       --          --        (4,803)        --         (4,803)
Common Stock Cash Dividends - Acquisitions ...........       --          --        (1,006)        --         (1,006)
Class A Common Stock
        3 for 2 Stock Split ..........................      4,367        --        (4,371)        --             (4)
Net Income ...........................................       --          --        23,122         --         23,122
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 ...........................     14,403      87,078      59,167          907      161,555
Exercise of Stock Options,
        8,099 Shares of Class A
        Common Stock .................................          9          64        --           --             73
Other Comprehensive Income (Loss) ....................       --          --          --           (298)        (298)
Class A Common Stock Cash Dividends ..................       --          --        (6,772)        --         (6,772)
Cash Dividends Paid on Fractional Shares .............       --          --            (8)        --             (8)
Tax Effect of Nonqualified Stock Options
        Exercised ....................................       --           444        --           --            444
Net Income ...........................................       --          --        22,474         --         22,474
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 ...........................  $  14,412   $  87,586   $  74,861    $     609    $ 177,468
===================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997 and 1996
(Dollars in Thousands)                                                         1998         1997         1996
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
        Net Income .....................................................   $  22,474    $  23,122    $  18,174
        Adjustments to Reconcile Net Income to
          Net Cash Provided by Operating Activities
                  Depreciation, Amortization and Accretion, Net ........       3,149        3,360        3,035
                  Provision for Loan Losses ............................       9,729        2,947        2,173
                  Provision for Estimated Losses on
                          Other Real Estate and Other Assets ...........          49           70           43
                  Gain on Sale of Securities Available for Sale ........      (2,910)        (734)        (401)
                  (Gain) Loss on Sale of Other Assets ..................          57          (13)          11
                  Gain on Sale of Other Real Estate ....................        (257)        (113)         (92)
                  Gain on Sale of Premises and Equipment ...............        (218)          (2)         (72)
                  Impairment Loss (Note 5) .............................        --            630         --
                  Increase in Deferred Income Tax Liability ............        (571)      (1,001)      (1,138)
                  (Increase) Decrease in Accrued Interest Receivable and
                          Other Assets .................................       1,557       17,339      (15,278)
                  Increase (Decrease) in Accounts Payable and
                          Accrued Liabilities ..........................        (269)       1,587       (1,134)

--------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities ..............................      32,790       47,192        5,321
--------------------------------------------------------------------------------------------------------------
        Cash Flows from Investing Activities
          Proceeds from Sales of Securities Available for Sale .........     378,411      105,989      159,350
          Proceeds from Maturing Securities Available for Sale .........     274,617       47,450       84,467
          Purchases of Securities Available for Sale ...................    (719,971)    (269,458)    (184,726)
          Proceeds from Maturing Securities Held to Maturity ...........      37,306       91,003       56,907
          Purchases of Securities Held to Maturity .....................        --        (19,453)    (112,654)
          Proceeds from Sale of Loans ..................................       2,104           46        6,142
          Purchases of Loans ...........................................        (176)      (1,051)      (2,012)
          Loan Originations and Advances, Net ..........................    (131,715)    (138,400)     (73,859)
          Recoveries of Charged-Off Loans ..............................       1,066          759          550
          Proceeds from Sale of Fixed Assets ...........................         554            2          365
          Proceeds from Sale of Other Assets ...........................         716          277          508
          Proceeds from Sale of Other Real Estate ......................       5,443        1,019        2,815
          Purchases of Premises and Equipment ..........................     (19,410)     (16,304)      (6,110)
          Net Cash Provided By (Used in) Mergers .......................       5,160         --        (15,404)
--------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities ..................................    (165,895)    (198,121)     (83,661)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
          Net Increase (Decrease) in Demand Deposits, Money
                  Market Checking and Savings Accounts .................      62,728        2,606       (4,827)
          Net Increase in Time Deposits ................................      80,973      144,542       74,260
          Net Increase (Decrease) in Federal Funds Purchased
                  and Securities Sold Under Repurchase Agreements ......       4,782        1,169         (125)
          Proceeds from Sale of Class A Common Stock ...................          73          494       51,669
          Cash Dividends Paid on Class A Common Stock ..................      (6,413)      (5,242)      (3,967)
          Cash Dividends Paid on Fractional Shares .....................          (8)        --           --
          Tax Effect of Nonqualified Stock Options Exercised ...........         444         --           --
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities ..............................     142,579      143,569      117,010
--------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents .......................       9,474       (7,360)      38,670
Cash and Cash Equivalents at Beginning of Year .........................      81,353       88,713       50,043
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year ...............................   $  90,827    $  81,353    $  88,713
==============================================================================================================

Texas Regional Bancshares, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997 and 1996
(Dollars in Thousands)                                                    1998       1997       1996
-----------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
        Interest Paid ..............................................   $ 58,385   $ 49,747   $ 36,158
        Income Taxes Paid ..........................................     12,003     12,660      8,535
Supplemental Schedule of Noncash Investing and
        Financing Activities
                Foreclosure and Repossession in Partial
                        Satisfaction of Loans Receivable ...........      7,915      3,538      2,473
The Company Acquired Raymondville Bancorp, Inc. and its
        subsidiary, Bank of Texas, on February 19, 1998. The
        Company also Acquired First State Bank & Trust Co., Mission,
        Texas and The Border Bank, Hidalgo, Texas on May 14, 1996
        Assets Acquired and Liabilities Assumed are as follows:
                Fair Value of Assets Acquired ......................     63,944       --      554,240
                Cash Paid ..........................................      9,600       --       99,500
                Liabilities Assumed ................................     58,512       --      458,740
=====================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Texas Regional Bancshares, Inc. (the "Parent" or "Corporation") and subsidiaries (collectively, the "Company") is headquartered in McAllen, Texas. The Company provides a broad array of customary banking services and operates twenty banking offices throughout the Rio Grande Valley at December 31, 1998. The accounting and reporting policies followed by the Company conform to generally accepted accounting principles and to general practices within the banking industry.

PRINCIPLES OF CONSOLIDATION -

The consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. and its wholly owned subsidiaries, Texas Regional Delaware, Inc. and Texas State Bank (the "Bank"). The Company eliminates all significant intercompany transactions and balances in consolidation. The Corporation accounts for investments in the subsidiaries on the equity method in the Parent's financial statements.

USE OF ESTIMATES -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRUST ASSETS -

Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

CASH AND CASH EQUIVALENTS -

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and investments with original maturities of three months or less.

SECURITIES -

Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, to changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available for sale and carried at fair value with any adjustments to fair value, after tax, reported as a separate component of shareholders' equity and as other comprehensive income. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

The Company reports interest and dividends on securities, including the amortization of premiums and the accretion of discounts, in interest on securities using the interest method. It records gains and losses on the sale of securities on the trade date using the specific-identification method.

LOANS -

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. The Company recognizes interest income on discounted loans on the sum-of-the-months-digits method, which approximates the interest method. Interest income accrues on the unpaid principal balance of other loans. Interest income includes discounts and premiums amortized using the interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest method).

NONACCRUAL LOANS -

The Company discontinues the accrual of interest on loans at the time the loan is 90 days delinquent unless the credit is well secured and in process of collections. In all cases, loans must be placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for a return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period and when the borrower has demonstrated payment performance history.

ALLOWANCE FOR LOAN LOSSES -

The Company has established the allowance for loan losses through provisions for loan losses charged against income. It charges off portions of loans deemed uncollectible against the allowance for loan losses, and credits subsequent recoveries, if any, to the allowance.

The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flows using the loan's initial effective interest rate, or for collateral-dependent loans, the fair value, less selling costs, of the collateral. By the time a loan becomes probable of foreclosure, the Company charges it down to fair value, less estimated cost to sell.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, and current economic conditions. This evaluation is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.

Management believes that the allowance for loan losses at December 31, 1998 adequately reflects the risks in the loan portifolio. Various regulatory agenies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agenies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

FORECLOSED ASSETS -

Foreclosed assets, which includes other foreclosed assets included in Other Assets, include properties acquired through foreclosure in full or partial satisfaction of the related loan.

The Company records foreclosed assets initially at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. After foreclosure, it carries the assets at the lower of (1) cost or (2) fair value, less estimated costs to sell based on valuations periodically performed by management. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.

INCOME TAXES -

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company files a consolidated federal income tax return.

PREMISES AND EQUIPMENT -

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciable assets are depreciated over their estimated useful lives. For financial reporting, depreciation is computed using the straight-line method; in computing federal income tax, both the straight-line and accelerated methods are used. Maintenance and repairs which do not extend the life of premises and equipment are charged to noninterest expense.

GOODWILL AND IDENTIFIABLE INTANGIBLES -

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. The Company amortizes goodwill on a straight-line basis over 15 years and identifiable intangibles on a straight-line basis over their estimated periods of benefit.

YEAR 2000 -

The Company has developed and implemented a plan to deal with the Year 2000 problem. The plan provides for addressing Core Mission critical, Non Mission critical and Business critical issues, complete with the assignment of responsibility and target dates for completion. Core applications, such as mainframe software and hardware, and some platform software have been certified as Year 2000 compliant. Testing of these applications are scheduled to be completed by March 31, 1999. The Year 2000 problem is the result of computer programs being written using two digits rather that four to define the applicable year. The Company is expensing all costs incurred as a result of addressing the Year 2000 issue.

STOCK OPTION PLAN -

Prior to January 1, 1996, the Company accounted for its stock compensation programs in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related: interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ("Statement 123") "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

EARNINGS PER COMMON SHARE COMPUTATIONS -

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF -

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ("Statement 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. Statement 121 requires that Long-lived assets and certain identifiable intangibles will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized will be measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of will reported at the lower of the carrying amount or fair value less costs to sell.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES -

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, ("Statement 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In December 1996, the Financial Accounting Standards No. 127, ("Statement 127") "Deferral of the Effective Date of Certain Provisions of FASB No. 125." Statement 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. Statement 127 defers for a year the effective date for all transfers of financial assets. Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of Statement 125 and 127 did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

REPORTING COMPREHENSIVE INCOME -

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, ("Statement 130") "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement 130 is effective for fiscal years beginning after December 15, 1997. Adoption of Statement 130 did not have a material impact on the Company's consolidated financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION -

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ("Statement 131") "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. The Company did not identify any reportable operating segments based on the requirements of Statement 131.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES -

The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998. Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company does not currently have derivative instruments as defined by Statement 133.

(2) CASH AND DUE FROM BANKS

The Bank is required to maintain reserves with the Federal Reserve Bank. No reserves were required at December 31, 1998 and the reserves required at December 31, 1997 were $1.4 million.

(3) SECURITIES

The amortized cost of securities and their estimated market values at December 31, 1998 and 1997 follow (dollars in thousands):

                                                        Gross       Gross   Estimated
                                           Amortized  Unrealized  Unrealized  Market
                                             Cost       Gains       Losses    Value
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Securities Available for Sale
 December 31, 1998
       U.S. Government Agency ..........   $313,647   $  1,289   $   (966)   $313,970
       Mortgage-Backed .................    101,670        206       (511)    101,365
       States and Political Subdivisions     36,112        994       (118)     36,988
       Other ...........................      3,562         51       --         3,613
-------------------------------------------------------------------------------------
               Total ...................   $454,991   $  2,540   $ (1,595)   $455,936
-------------------------------------------------------------------------------------
December 31, 1997
       U.S. Treasury ...................   $  6,976   $     26   $   --      $  7,002
       U.S. Government Agency ..........    277,385        680       (301)    277,764
       Mortgage-Backed .................     15,549         47        (35)     15,561
       States and Political Subdivisions     19,927        975         (4)     20,898
       Other ...........................      2,842        111         (1)      2,952
-------------------------------------------------------------------------------------
               Total ...................   $322,679   $  1,839   $   (341)   $324,177
-------------------------------------------------------------------------------------

                                                        GROSS       GROSS   ESTIMATED
                                           AMORTIZED  UNREALIZED  UNREALIZED  MARKET
                                             COST       GAINS       LOSSES    VALUE
-------------------------------------------------------------------------------------
Securities Held to Maturity
 December 31, 1998
       U.S. Treasury ...................   $10,013    $   173    $  --        $10,186
       States and Political Subdivisions     4,318        146       --          4,464
-------------------------------------------------------------------------------------
               Total ...................   $14,331    $   319    $  --        $14,650
-------------------------------------------------------------------------------------
December 31, 1997
       U.S. Treasury ...................   $20,249    $   236    $    (5)     $20,480
       U.S. Government Agency ..........    64,171        169        (38)      64,302
       Mortgage-Backed .................       750       --           (7)         743
       States and Political Subdivisions     7,474        183         (1)       7,656
       Other ...........................       100       --         --            100
-------------------------------------------------------------------------------------
               Total ...................   $92,744    $   588    $   (51)     $93,281
-------------------------------------------------------------------------------------

Net unrealized holding gains, net of related tax effect, of $609,000 and $907,000 at December 31, 1998 and 1997, respectively, on securities available for sale are reported as a separate component of shareholders' equity and as other comprehensive income.

Gross realized gains and gross realized losses on sales of securities available for sale were $3.0 million and $93,000, respectively, in 1998, $781,000 and $47,000 respectively, in 1997 and $705,000 and $304,000, respectively, in 1996.
There were no sales of securities held to maturity in 1998, 1997 or 1996.

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 1998 were as follows. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       SECURITIES
                                    --------------------------------------------
                                       AVAILABLE FOR SALE      HELD TO MATURITY
                                    ------------------------ -------------------
                                                ESTIMATED              ESTIMATED
                                     AMORTIZED    MARKET     AMORTIZED   MARKET
(Dollars in Thousands)                 COST       VALUE        COST      VALUE
--------------------------------------------------------------------------------
Due in One Year or Less ........    $ 12,845    $ 12,865   $  5,802    $  5,846
Due From One to Five Years .....     119,442     119,722      7,123       7,401
Due From Five To Ten Years .....     203,389     203,839      1,406       1,403
Due After Ten Years ............     119,315     119,510       --          --
--------------------------------------------------------------------------------
                Total ..........    $454,991    $455,936   $ 14,331    $ 14,650
--------------------------------------------------------------------------------

Securities with carrying values of $351.7 million at December 31, 1998 and $291.2 million at December 31, 1997 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

(4) Loans and Allowance for Loan Losses

The components of loans at December 31, 1998 and 1997 follows:

(Dollars in Thousands)                                  1998               1997
--------------------------------------------------------------------------------
Commercial ...............................         $  311,966         $  249,819
Commercial Tax-Exempt ....................             22,155             29,024
Agricultural .............................             52,302             51,346
Real Estate
  Construction ...........................             66,018             69,477
  Commercial Mortgage ....................            354,134            304,215
  Agricultural Mortgage ..................             34,440             31,949
  1-4 Family Mortgage ....................            128,945            122,043
Consumer .................................            119,545             93,443
--------------------------------------------------------------------------------
                Total ....................         $1,089,505         $  951,316
--------------------------------------------------------------------------------

In the ordinary course of business, the Company's subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. An analysis of these loans for the years ended December 31, 1998 and December 31, 1997 follows:


(Dollars in Thousands)                                   1998             1997
--------------------------------------------------------------------------------
Balance at Beginning of Year .................         $ 5,507          $ 4,371
Additions ....................................           2,286            4,339
Reductions
        Collections ..........................          (1,954)          (3,203)
        Charge-Offs ..........................            --               --
--------------------------------------------------------------------------------
Balance at End of Year .......................         $ 5,839          $ 5,507
--------------------------------------------------------------------------------

A summary of the transactions in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 follows:

(Dollars in Thousands)                            1998        1997        1996
--------------------------------------------------------------------------------
Balance at Beginning of Year ...............   $ 11,291    $ 10,806    $  5,376
Balance from Acquisitions ..................        308        --         4,647
Provision Charged to Expense ...............      9,729       2,947       2,173
Recovery of Amounts Previously Charged
        to Allowance .......................      1,066         759         550
Losses Charged to Allowance ................     (9,158)     (3,221)     (1,940)
--------------------------------------------------------------------------------
Balance at End of Year .....................   $ 13,236    $ 11,291    $ 10,806
--------------------------------------------------------------------------------

The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $10.4 million at December 31, 1998 and $8.4 million at December 31, 1997. The average recorded investment in impaired loans during 1998 and 1997 was $11.2 million and $10.8 million, respectively. The total allowance for loan losses related to these loans was $1.4 million and $1.0 million on December 31, 1998 and 1997, respectively. Interest income on impaired loans of $232,000, $238,000 and $561,000 was recognized for cash payments received during 1998, 1997 and 1996, respectively. If interest on these impaired loans had been accrued at the original contractual rates, interest income would have been increased by approximately $2.2 million, $1.6 million and $807,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(5) Premises and Equipment

A summary of premises and equipment and related accumulated depreciation and amortization as of December 31, 1998 and December 31, 1997 follows:

                                                 Estimated
(Dollars in Thousands)                          Useful Lives    1998      1997
--------------------------------------------------------------------------------
Land .........................................               $ 10,373  $  8,066
Buildings and Leasehold Improvements .........   2-40 years    56,569    31,842
Construction in Progress .....................                    168     9,407
Furniture and Equipment .....................    3-10 years    22,896    18,376
--------------------------------------------------------------------------------
Subtotal .....................................                 90,006    67,691
Less Accumulated Depreciation and Amortization                (20,179)  (15,248)
--------------------------------------------------------------------------------
                Total ........................               $ 69,827  $ 52,443
--------------------------------------------------------------------------------

Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 was approximately $4.4 million, $3.4 million and $2.9 million, respectively.

The Company recorded an impairment loss of $630,000 during the three months ended June 30, 1997 to reflect the impairment of an existing bank building. During 1998, construction of a new corporate headquarters building in McAllen, Texas was completed adjacent to this site and the existing building was razed to provide additional parking. The amount of the impairment loss was the book value of the building at June 30, 1997.

(6) Time Deposits

Time deposits of $100,000 or more totaled $545.7 million and $458.1 million at December 31, 1998 and 1997, respectively. Interest expense for the years ended December 31, 1998, 1997 and 1996 on time deposits of $100,000 or more was approximately $28.7 million, $23.3 million and $14.9 million, respectively.

(7) Federal Funds Purchased and Securities Sold Under Repurchase Agreements

The following table summarizes selected information regarding federal funds purchased and securities sold under repurchase agreements as of and for the years ended December 31, 1998, 1997 and 1996:

(Dollars in Thousands)                        1998          1997           1996
--------------------------------------------------------------------------------
Balance at End of Year ...............      $ 7,407       $ 1,801       $   632
Rate on Balance at End of Year .......         4.52%         5.98%         3.92%
Average Daily Balance ................      $ 5,772       $   980       $   507
Average Interest Rate ................         4.97%         5.27%         3.74%
Maximum Month-End Balance ............      $14,835       $11,100       $   700
--------------------------------------------------------------------------------

Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to six months. These obligations are not federally insured but are collateralized by a security interest in various securities. These pledged securities are segregated and maintained by a third party bank.

(8) Income Tax

The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

(Dollars in Thousands)                                           1998        1997        1996
----------------------------------------------------------------------------------------------
Current Income Tax Expense
        Federal ...........................................   $ 12,091    $ 12,559    $  8,496
        State .............................................        107         320         168
----------------------------------------------------------------------------------------------
                Total Current Income Tax Expense ..........     12,198      12,879       8,664
----------------------------------------------------------------------------------------------
Deferred Income Tax Expense (Benefit)
        Federal ...........................................       (572)       (999)        159
        State .............................................         (3)        (20)        (29)
----------------------------------------------------------------------------------------------
                Total Deferred Income Tax Expense (Benefit)       (575)     (1,019)        130
----------------------------------------------------------------------------------------------
                Total Income Tax Expense ..................   $ 11,623    $ 11,860    $  8,794
----------------------------------------------------------------------------------------------

Following is a reconciliation between the amount of reported income tax expense for the years ended December 31, 1998, 1997 and 1996 and the amount computed by multiplying the income before tax by the federal statutory tax rate:

                                                                      1998                     1997                     1996
                                                            -----------------------  -----------------------  ---------------------
(Dollars in Thousands)                                        Amount         Rate      Amount         Rate      Amount         Rate
-----------------------------------------------------------------------------------------------------------------------------------
Tax at Statutory Rate ...................................   $ 11,934          35%    $ 12,244          35%    $  9,439          35%
(Reductions) Additions
        Tax-Exempt Interest .............................       (828)         (2)        (860)         (3)        (974)         (4)
        State Earned Surplus Tax, Net of Federal
                Income Tax Effect .......................         67        --            221           1           91           1
        Goodwill Amortization ...........................        404           1          344           1          223           1
        Other - Net .....................................         46        --            (89)       --             15        --
-----------------------------------------------------------------------------------------------------------------------------------
                        Total Income Tax Expense ........   $ 11,623          34%    $ 11,860          34%    $  8,794          33%
-----------------------------------------------------------------------------------------------------------------------------------

The net deferred tax liability included with accounts payable and accrued expenses in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities as of December 31, 1998 and December 31, 1997.

(Dollars in Thousands)                                          1998       1997
--------------------------------------------------------------------------------
Deferred Tax Liability
        Premises and Equipment ...........................   $ 5,039    $ 4,394
        Intangibles ......................................     3,170      2,764
        Unrealized Gain on Securities Available for Sale .       335        499
        Other ............................................       779        424
--------------------------------------------------------------------------------
                        Total Deferred Tax Liability .....     9,323      8,081
--------------------------------------------------------------------------------
Deferred Tax Asset
        Allowance for Loan Losses ........................     3,868      2,798
        Unrealized Losses on Loans .......................        61        834
        Other Real Estate ................................        28         55
        Other ............................................       579        542
--------------------------------------------------------------------------------
Total Deferred Tax Assets Before Valuation Allowance .....     4,536      4,229
Valuation Allowance ......................................       (35)       (36)
--------------------------------------------------------------------------------
Total Deferred Tax Assets less Valuation Allowance .......     4,501      4,193
--------------------------------------------------------------------------------
                        Net Deferred Tax Liability .......   $ 4,822    $ 3,888
--------------------------------------------------------------------------------

For the years ended December 31, 1998 and December 31, 1997, the deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the write-off of core deposits for financial statement purposes. The deferred tax asset results from differences in the bad debts written-off for financial statement purposes and the amount allowed under tax law, and a difference in other real estate basis due to write-downs for financial statement purposes for both years ended December 31, 1998 and 1997, respectively.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(9) PREFERRED STOCK

The Corporation has 10.0 million authorized shares of $1 par value Preferred Stock. The Articles of Incorporation of the Corporation grant discretion to the Board of Directors to establish series of Preferred Stock with such rights, preferences and limitations as may be determined by resolution of the Board. No shares of preferred stock are currently outstanding.

(10) COMMON STOCK

The Corporation has 50.0 million authorized shares of $1 par value Common Stock. At December 31, 1998, 1997 and 1996, the number of common shares outstanding, retroactively adjusted for the three-for-two stock split effected as a stock dividend during 1997, are 14,411,583, 14,403,484 and 14,356,193, respectively.

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

(11) EMPLOYEE BENEFITS

The Company has an Employee Stock Ownership Plan (with section 401(k) provisions) (the "KSOP") covering substantially all of their employees. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have completed twelve consecutive months of credited service, as defined in the plan, and attained age 21. A participant's account balance will be fully vested after six years of credited service. Pension expense, which includes employer matching as discussed below, for the years ended December 31, 1998, 1997 and 1996 was $469,000, $652,000 and $814,000, respectively.

The Company acquired an existing 401(k) plan in connection with its acquisition of the Bank of Texas. The plan is restricted to pre-acquisition participation by qualified employees.

The Company has granted stock options providing for the purchase of Class A Voting Common shares by certain key employees under five separate option plans approved by the shareholders. The following discussion concerning stock option plans has been restated to retroactively give effect for the three-for-two stock split declared and distributed by the Corporation during the third quarter of 1997.

The 1985 Nonstatutory Stock Option Plan ("the 1985 NSO Plan") authorized the award of stock options for 190,076 shares to the chief executive officer at a price determined by a committee of directors on the grant date. Options to acquire 190,076 shares at a weighted average exercise price of $8.00 per share were outstanding and exercisable under 1985 NSO Plan expiring on May 10, 2000 at December 31, 1998.

The 1985 Incentive Stock Option Plan ("the 1985 ISO Plan") provided for the grant of options for 190,076 shares at an exercise price of fair market value on the grant date to certain key employees of the Company. Options to acquire 21,065 shares at a weighted average exercise price of $8.00 per share were outstanding and exercisable under 1985 ISO Plan expiring on May 10, 2000 at December 31, 1998.

The 1995 Nonstatutory Stock Option Plan ("the 1995 NSO Plan") authorized the award of options up to an aggregate maximum of 135,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 1996 with contractual terms of seven years and a vesting period of four years. Options to acquire 123,375 shares at a weighted average exercise price of $11.50 per share were outstanding, with 90,938 exercisable, under 1995 NSO Plan expiring on July 1, 2002 at December 31, 1998.

The 1997 Nonstatutory Stock Option Plan ("the 1997 NSO Plan") authorized the award of options up to an aggregate maximum of 125,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 125,000 shares at a weighted average exercise price of $33.56 per share were outstanding, with 29,738 exercisable, under the 1997 NSO Plan expiring on July 1, 2003 at December 31, 1998.

The 1997 Incentive Stock Option Plan ("the 1997 ISO Plan") authorized the award of options up to an aggregate maximum of 100,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 100,000 shares at a weighted average exercise price of $33.68 per share were outstanding, with 24,262 exercisable, under the 1997 ISO Plan expiring on July 1, 2003 at December 31, 1998.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123 adopted in 1995, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in Thousands, Except Per Share Data)          1998         1997         1996
--------------------------------------------------------------------------------------
Net Income                          As reported    $  22,474     $ 23,122    $  18,174
                                    Pro forma         21,815       23,075       18,098

Basic earnings per share            As reported         1.56         1.61         1.40
                                    Pro forma           1.51         1.60         1.40

Diluted earnings per share          As reported         1.54         1.58         1.38
                                    Pro forma           1.49         1.58         1.38
--------------------------------------------------------------------------------------

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           1998           1997       1996
--------------------------------------------------------------------------------
Expected life (years) ..........           3.46            --         --
Interest rate ..................           5.52%           --         --
Volatility .....................          30.00            --         --
Dividend yield .................           1.49            --         --
--------------------------------------------------------------------------------

No options were granted during the years ended December 31, 1997 and 1996. Pro forma net income reflects options granted in 1998 and 1995.

A summary of the status of the Company's five fixed option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                      1998                       1997                        1996
                                             ----------------------      ----------------------     -----------------------
                                                           Weighted                    Weighted                    Weighted
                                                           Average                     Average                      Average
                                             Shares        Exercise      Shares        Exercise     Shares         Exercise
Fixed Options                                (000)          Price        (000)          Price        (000)          Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
        of year ......................        344          $ 9.29          391          $ 9.21         394          $ 9.20
Granted ..............................        234           33.63         --              --          --              --
Exercised ............................         (8)           9.05          (47)           8.58          (3)           8.00
Forfeited ............................        (10)          31.03         --              --          --              --
---------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year ...........        560           19.07          344          $ 9.29         391          $ 9.21
---------------------------------------------------------------------------------------------------------------------------
Options exercisable at
        year-end .....................        356            --            276            --           290            --
Options available for grant
        at year-end ..................          1            --           None            --          None            --
Weighted-average fair
        value of options granted
        during the year ..............       8.71            --           None            --          None            --

The following table summarizes information about fixed stock options outstanding at December 31, 1998.

                           Options Outstanding             Options Exercisable
                           -------------------          ------------------------
                                Weighted
                                 Average       Weighted                 Weighted
                    Shares      Remaining       Average   Shares         Average
 Range of         Outstanding  Contractual     Exercise Exercisable     Exercise
Exercise Prices      (000)     Life (Years)      Price    (000)           Price
--------------------------------------------------------------------------------
$  8.00               211          1.4      $    8.00     211        $     8.00
$ 11.50               124          3.5          11.50      91             11.50
$ 27.38                 9          4.5          27.38     --              27.38
$ 33.88               216          4.5          33.88      54             33.88
--------------------------------------------------------------------------------
$8.00 to $33.88       560                                 356
--------------------------------------------------------------------------------

Effective as of December 14, 1993, the Company adopted a Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. The Deferred Compensation Plan provides for a retirement benefit payable to Mr. Roney (or his designated beneficiary or his estate if Mr. Roney dies prior to payment of the full amount of deferred compensation) of $100,000 per year commencing October 29, 2002, and continuing annually thereafter for fourteen years. In the event payments are to commence after October 30, 2002, the Company shall pay to Employee on the Late Retirement Date a lump sum equal to the amount of money that would have been paid to Employee had payments commenced on October 30, 2002 (the "Catch-Up Amount"), and in addition, the Company shall pay to Employee $100,000 per year commencing on October 30 of the year next following the Late Retirement Date and continuing regularly on the same calendar day of each year thereafter, (including the Catch-Up Amount and all other payments) the aggregate sum of $1,500,000; and on the Late Retirement Date, the Company shall pay Employee an amount intended to compensate for Employee's lost earnings potential on the Catch-Up Amount. If Mr. Roney dies prior to commencement of the retirement benefit, payments would commence immediately and be paid to his designated beneficiary or his estate. The Company also adopted the Trust Under Glen E. Roney Deferred Compensation Plan, in the form prescribed by applicable regulations adopted by the Internal Revenue Service for nonqualified deferred compensation plans. Among other things, the Plan and Trust provide for an initial deposit into the Trust by the Company and subsequent deposits at the discretion of the Board of Directors, and further provide for full funding of the amount necessary to discharge the retirement benefit in the event of a change of control, as that term is defined in the Trust.

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

The Company has incurred deferred compensation expense of $152,000, $130,000 and $87,000 for the years ended December 31, 1998, 1997 and 1996, respectively, related to the five deferred compensation plans previously discussed.

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

At December 31, 1998, the Company had outstanding commitments to extend credit of approximately $167.7 million, which included standby letters of credit of approximately $11.7 million.

Future minimum lease payments on operating leases as of December 31, 1998 are as follows:

                                Office         Office
(Dollars in Thousands)          Space        Equipment          Total
--------------------------------------------------------------------------------
 1999                           $ 36            $127            $163
 2000                             36             127             163
 2001                             36             127             163
 2002                             36             127             163
 2003                             38             127             165
--------------------------------------------------------------------------------
Total                           $182            $635            $817
--------------------------------------------------------------------------------

The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

(13) OTHER NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

(Dollars in Thousands)                            1998         1997         1996
--------------------------------------------------------------------------------
Advertising and Public Relations ........      $ 1,536      $ 1,372      $ 1,292
Data Processing and Check Clearing ......        1,183        1,120        1,193
Director Fees ...........................          333          515          521
Franchise Tax ...........................          600          533          281
Insurance ...............................          430          327          242
FDIC Insurance ..........................          166          150           92
Legal ...................................        1,255        1,050          714
Professional ............................          638          775          703
Postage, Delivery and Freight ...........          816          689          558
Stationery and Supplies .................        1,325        1,056        1,015
Telephone ...............................          534          433          393
Other Losses ............................           68          837          664
Miscellaneous Expense ...................        1,767        1,169        1,015
--------------------------------------------------------------------------------
        Total ...........................      $10,651      $10,026      $ 8,683
--------------------------------------------------------------------------------

(14) EARNINGS PER COMMON SHARE COMPUTATIONS

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

The number of shares outstanding and related earnings per share amounts have been restated to retroactively give effect for the three-for-two stock split declared and distributed by the Corporation during the third quarter of 1997.

The table below presents a reconciliation of basic and diluted earnings per share computations for the years ended December 31, 1998, 1997 and 1996 (Dollars in thousands, except per share data.)

                                                            1998           1997         1996
----------------------------------------------------------------------------------------------
Net income available to common shareholders ........   $    22,474   $    23,122   $    18,174
----------------------------------------------------------------------------------------------
Weighted average number of common shares
        outstanding used in basic EPS calculation ..    14,408,533    14,377,994    12,942,737
Add assumed exercise of outstanding stock options
        as adjustments for dilutive securities .....       225,679       231,566       181,243
----------------------------------------------------------------------------------------------
Weighted average number of common shares
        outstanding used in diluted EPS calculations    14,634,212    14,609,560    13,123,980
----------------------------------------------------------------------------------------------
Basic EPS ..........................................   $      1.56   $      1.61   $      1.40
Diluted EPS ........................................          1.54          1.58          1.38
----------------------------------------------------------------------------------------------

(15) TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY)
       CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
December 31, 1998 and 1997
(Dollars in Thousands)                                         1998        1997
--------------------------------------------------------------------------------
Assets
        Cash in Subsidiary Bank ........................    $  5,473    $  9,694
--------------------------------------------------------------------------------
          Total Cash and Cash Equivalents ..............       5,473       9,694
        Investments in Consolidated Subsidiaries .......     173,766     153,217
        Furniture and Equipment ........................          45          56
        Other Assets ...................................          30          95
--------------------------------------------------------------------------------
          Total Assets .................................    $179,314    $163,062
--------------------------------------------------------------------------------
Liabilities
        Accounts Payable and Accrued Liabilities .......    $     45    $     65
        Dividends Payable ..............................       1,801       1,442
--------------------------------------------------------------------------------
          Total Liabilities ............................       1,846       1,507
Shareholders' Equity ...................................     177,468     161,555
--------------------------------------------------------------------------------
          Total Liabilities and Shareholders' Equity ...    $179,314    $163,062
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 1998, 1997 and 1996
(Dollars in Thousands)                                                           1998         1997       1996
--------------------------------------------------------------------------------------------------------------
Income
        Interest Income ...................................................   $   --      $    451    $    417
        Dividends Received ................................................     10,439          17        --
--------------------------------------------------------------------------------------------------------------
        Total Income ......................................................     10,439         468         417
--------------------------------------------------------------------------------------------------------------
Expense
        Occupancy Expense .................................................          5           6           4
        Equipment Expense .................................................         17          17          14
        Director Fees .....................................................        103         113         125
        Franchise Tax .....................................................        189         198          78
        Legal and Professional ............................................         97          55          40
        Shareholder Services ..............................................        101          96         126
        Organizational Expense ............................................         65           3           3
        Other .............................................................         84          48          51
--------------------------------------------------------------------------------------------------------------
                        Total Expense .....................................        661         536         441
--------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Tax Expense and Equity
        in Undistributed Net Income of Subsidiaries........................      9,778         (68)        (24)
Income Tax Benefit ........................................................       (239)        (49)         (2)
--------------------------------------------------------------------------------------------------------------
Income (Loss) Before Equity in Undistributed Net
        Income of Subsidiaries ............................................     10,017         (19)        (22)
Equity in Undistributed Net Income of Subsidiaries ........................     12,457      23,141      18,196
--------------------------------------------------------------------------------------------------------------
                        Net Income ........................................   $ 22,474    $ 23,122    $ 18,174
--------------------------------------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997 and 1996
(Dollars in Thousands)                                                           1998        1997        1996
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
        Net Income ........................................................   $ 22,474    $ 23,122    $ 18,174
        Adjustments to Reconcile Net Income to Net Cash
         Provided by (Used in) Operating Activities
                Depreciation and Amortization .............................         11          14          15
                Undistributed Net Income of Subsidiaries ..................    (12,457)    (23,141)    (18,196)
                (Increase) Decrease in Other Assets .......................         65          16        (323)
                Increase (Decrease) in Income Taxes Payable ...............        (12)          6           6
                Decrease in Deferred Income Taxes .........................         34           2        --
                Increase (Decrease) in Accounts Payable and Accrued
                 Liabilities ..............................................         12           3          13
--------------------------------------------------------------------------------------------------------------
                        Net Cash Provided by (Used in) Operating Activities     10,127          22        (311)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
        Investment in Subsidiaries ........................................     (8,000)       (250)    (40,000)
--------------------------------------------------------------------------------------------------------------
                Net Cash Used In Investing Activities .....................     (8,000)       (250)    (40,000)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
        Cash Dividends Paid on Common Stock ...............................     (6,421)     (4,236)     (2,981)
        Proceeds from Sale of Class A Common Stock ........................         73         494      51,878
--------------------------------------------------------------------------------------------------------------
                Net Cash Provided by (Used in) Financing Activities .......     (6,348)     (3,742)     48,897
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents ......................     (4,221)     (3,970)      8,586
Cash and Cash Equivalents at Beginning of Year ............................      9,694      13,664       5,078
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year ..................................   $  5,473    $  9,694    $ 13,664
--------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
        Income Taxes Paid .................................................   $ 12,003    $ 12,660    $  8,535
--------------------------------------------------------------------------------------------------------------

(16) RESTRICTIONS ON RETAINED EARNINGS

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

The amount of retained earnings in the Bank at December 31, 1998 was $67.5 million. On December 31, 1998, the aggregate amount of dividends, which legally could be paid to the Corporation without prior approval of various regulatory agencies, totaled $48.8 million.

(17) REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

At December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's actual capital amounts and ratios are also presented in the table.

                                                                                                        To Be Well
                                                                                                    Capitalized Under
                                                                    For Capital                     Prompt Corrective
                                           Actual                Adequacy Purposes:                 Action Provisions:
                                    -------------------     ----------------------------      -------------------------------
(Dollars in Thousands)               Amount       Ratio        Amount           Ratio            Amount              Ratio
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1998

Total Capital
        (to Risk Weighted Assets)   $163,201      14.06%    >or= $92,884    >or=     8.0%     >or= $116,105      >or=    10.0%
Tier I Capital
        (to Risk Weighted Assets)    149,965      12.92     >or=  46,442    >or=     4.0      >or=   69,663      >or=     6.0
Tier I Capital
        (to Average Assets) .....    149,965       8.85     >or=  67,772    >or=     4.0      >or=   84,715      >or=     5.0

December 31, 1997

Total Capital
        (to Risk Weighted Assets)   $147,938      14.73%    >or= $80,361    >or=     8.0%     >or= $100,451      >or=    10.0%
Tier I Capital
        (to Risk Weighted Assets)    136,647      13.60%    >or=  40,180    >or=     4.0%     >or=   60,271      >or=     6.0
Tier I Capital
        (to Average Assets) .....    136,647       9.21%    >or=  59,353    >or=     4.0%     >or=   74,191      >or=     5.0
------------------------------------------------------------------------------------------------------------------------------------

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

DEBT SECURITIES-

For securities held, estimated fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for a similar security.

Securities not classified as Held to Maturity or Trading are classified as Available for Sale and measured at fair value in the consolidated balance sheets with unrealized holding gains and losses reported as a separate component of shareholders' equity until realized.

The following table presents the amortized cost and estimated fair value of securities classified as Available for Sale at December 31, 1998 and December 31, 1997:

                                             1998                  1997
                                      --------------------  --------------------
                                      Amortized Estimated   Amortized Estimated
(Dollars in Thousands)                   Cost   Fair Value    Cost    Fair Value
--------------------------------------------------------------------------------
U.S. Treasury ......................  $   --     $   --     $  6,976   $  7,002
U.S. Government Agency .............   313,647    313,970    277,385    277,764
Mortgage-Backed ....................   101,670    101,365     15,549     15,561
States and Political Subdivisions ..    36,112     36,988     19,927     20,898
Other ..............................     3,562      3,613      2,842      2,952
--------------------------------------------------------------------------------
                Total ..............  $454,991   $455,936   $322,679   $324,177
--------------------------------------------------------------------------------

The following table presents the carrying value and estimated fair value of securities classified as Held to Maturity at December 31, 1998 and December 31, 1997:

                                                1998                  1997
                                         ------------------- -------------------
                                          Carrying Estimated  Carrying Estimated
(Dollars in Thousands)                     Amount  Fair Value Amount  Fair Value
--------------------------------------------------------------------------------
U.S. Treasury .........................   $10,013   $10,186   $20,249   $20,480
U.S. Government Agency ................      --        --      64,171    64,302
Mortgage-Backed .......................      --        --         750       743
States and Political Subdivisions .....     4,318     4,464     7,474     7,656
Other .................................      --        --         100       100
--------------------------------------------------------------------------------
                Total .................   $14,331   $14,650   $92,744   $93,281
--------------------------------------------------------------------------------

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

The following table presents information for loans at or for the year ended December 31, 1998 and December 31, 1997:

                                                                   1998                                         1997
                                                  --------------------------------------      --------------------------------------
                                                     Carrying    Average      Estimated         Carrying      Average      Estimated
(Dollars in Thousands)                                Amount      Yield       Fair Value         Amount        Yield      Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Commercial and Agriculture
                Adjustable .................      $  237,920       8.85%      $  236,818      $  207,972       9.76%      $  205,912
                Fixed ......................         148,503       9.64          150,643         122,217       9.99          122,712
Real Estate
                Adjustable .................         232,857       9.15          231,413         237,159       9.70          236,075
                Fixed ......................         350,680       9.89          357,376         290,525      10.13          292,926
Consumer ...................................         119,545      11.49          120,081          93,443      10.87           92,743
------------------------------------------------------------------------------------------------------------------------------------
Total Loans, Net of Unearned
        Discount ...........................      $1,089,505       9.65%      $1,096,331      $  951,316      10.00%      $  950,368
------------------------------------------------------------------------------------------------------------------------------------

DEPOSIT LIABILITIES-

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents the carrying value and estimated fair value of deposit liabilities at December 31, 1998 and December 31, 1997:

                                               1998                     1997
                                    -----------------------   -----------------------
                                       Carrying  Estimated     Carrying     Estimated
(Dollars in Thousands)                  Amount   Fair Value      Amount    Fair Value
-------------------------------------------------------------------------------------
Demand ..........................   $  234,655   $  234,655   $  208,423   $  208,423
Savings .........................      107,711      107,711      101,688      101,688
Money Market Checking and Savings      301,238      301,238      242,839      242,839
Time Deposits ...................      919,338      926,256      809,833      813,860
-------------------------------------------------------------------------------------
                Total Deposits ..   $1,562,942   $1,569,860   $1,362,783   $1,366,810
-------------------------------------------------------------------------------------

The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The Company has not attempted to determine the amount of increase in net assets that would result from the benefit of considering the low-cost funding provided by deposit liabilities.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN-

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

The following table presents the contract amount, carrying amount and estimated fair value for commitments to extend credit, standby letters of credit and financial guarantees written at December 31, 1998 and 1997:

                                                           1998                                       1997
                                          ---------------------------------------     --------------------------------------
                                          Contract       Carrying      Estimated      Contract      Carrying      Estimated
(Dollars in Thousands)                     Amount         Amount       Fair Value      Amount        Amount       Fair Value
----------------------------------------------------------------------------------------------------------------------------
Commitments to Extend Credit .........    $154,155      $ (2,209)      $ (2,209)      $117,873      $ (1,088)      $ (1,088)
Standby Letters of Credit ............      11,722             5              5         16,070             4              4
Financial Guarantees Written .........       1,846          --             --            3,645          --             --
----------------------------------------------------------------------------------------------------------------------------

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

(19) ACQUISITION ACTIVITY

On February 19,1998, the Company completed the acquisition of three bank holding companies and their three subsidiary banks. The acquisition of Brownsville Bancshares, Inc. and its subsidiary, Brownsville National Bank, includes two banking locations in Brownsville, Cameron County, Texas, with assets of approximately $100.1 million, equity of $12.1 million, loans of $42.6 million, and deposits of $87.2 million. This acquisition was achieved by the exchange of 984,806 shares of Company stock for all of the outstanding shares of Brownsville Bancshares, Inc. and cancellation of outstanding stock options. Brownsville National Bank merged with and into Texas State Bank.

The second acquisition was TB&T Bancshares, Inc. and its subsidiary, Texas Bank and Trust of Brownsville, Cameron County, Texas. Texas Bank and Trust of Brownsville had assets of approximately $44.9 million, equity of $4.1 million, loans of $21.9 million, and deposits of $40.3 million. This acquisition was achieved by exchange of 308,039 shares of Company stock for all of the outstanding shares of TB&T Bancshares, Inc., a portion of which are retained in a holdback escrow account pending resolution of certain claims. Texas Bank and Trust of Brownsville merged with and into Texas State Bank.

The third acquisition was Raymondville Bancorp, Inc. and its subsidiary, Bank of Texas. Bank of Texas is headquartered in Raymondville, Willacy County, Texas, with one additional banking facility in Brownsville, Texas. The shareholder of Raymondville Bancorp, Inc. received cash consideration of $9.6 million in this acquisition, and the Company paid $100,000 in consideration for a covenant not to compete. Texas Regional discharged approximately $330,000 of existing Raymondville Bancorp, Inc. indebtedness. Bank of Texas had assets of approximately $63.7 million, equity of $5.1 million, loans of $25.5 million, and deposits of $56.5 million. Bank of Texas merged with and into Texas State Bank.

The acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. are accounted for under the pooling-of-interests method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. The acquisition of Raymondville Bancorp, Inc. was accounted for under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998. The One Time Charge - Acquisitions of $728,000 primarily included professional fees and computer conversion costs related to effecting business combinations accounted for by the pooling-of-interests method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 26, 1999.


ITEM 11. EXECUTIVE COMPENSATION

      The information regarding executive compensation called for by Item 11 is incorporated herein by reference to the sections entitled "Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 26, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information regarding ownership of the Company's common stock by certain beneficial owners and by management called for by Item 12 is incorporated herein by reference to the sections entitled "Stock Ownership of Management and Others" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 26, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information regarding transactions between management and others and the Company called for by Item 13 is incorporated herein by reference to the sections entitled "Transactions with Management and Others" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 26, 1999.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) The following consolidated financial statements of the registrant and its subsidiaries, are included herein:

     (i)     Independent Auditors' Report

     (ii)    Consolidated Balance Sheets - December 31, 1998 and 1997

     (iii) Consolidated Statements of Income and Comprehensive Income - Years Ended December 31, 1998, 1997, and 1996

     (iv) Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1998, 1997, and 1996

     (v) Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997, and 1996

     (vi) Notes to Consolidated Financial Statements - December 31, 1998, 1997 and 1996

(2) Financial Statement Schedules are omitted because the required information is not applicable.

(3) Exhibits -- The following exhibits are filed as a part of this Annual Report on Form 10-K:

     2.1 Agreement and Plan of Reorganization dated as of October 15, 1997, by and between Texas Regional Bancshares, Inc. and Raymondville Bancorp, Inc. (incorporated by reference from 1998 Form 10-K, Commission File No. 000-14517).

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

     2.4 Agreement and Plan of Reorganization by and between Texas State Bank, McAllen, Texas, First State Bank & Trust Co., Mission, Texas ("First State Bank"), Texas Regional Bancshares, Inc., and certain shareholders of First State Bank, dated as of January 9, 1996 (incorporated by reference from Form 8-K, Commission File No. 000-14517).

     2.5 Agreement and Plan of Reorganization by and between Texas State Bank, McAllen, Texas, The Border Bank, Hidalgo, Texas ("Border Bank"), Texas Regional Bancshares, Inc., and certain shareholders of Border Bank, dated as of January 9, 1996 (incorporated by reference from Form 8-K, Commission File No. 000-14517).

     3.1 Articles of Incorporation of Texas Regional Bancshares, Inc. (incorporated by reference from Form 10, Commission File No. 000-14517).


     3.2 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed December 28, 1983 (incorporated by reference from Form 10, Commission File No. 000-14517).

     3.3 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed June 25, 1986 (incorporated by reference from Form S-1, Commission File No. 33-28340).

     3.4 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed April 4, 1988 (incorporated by reference from Form S-1, Commission File No. 33-28340).

     3.5 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed April 12, 1991 (incorporated by reference from Form 10-K, Commission File No. 000-14517).

     3.6 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed March 2, 1992 (incorporated by reference from Form 10-K, Commission File No. 000-14517).

     3.7 Resolution Eliminating from the Articles of Incorporation certain preferred series of shares of Texas Regional Bancshares, Inc., filed February 21, 1995 (incorporated by reference from 1994 Form 10-K, Commission File No. 000-14517).

     3.8 Bylaws of Texas Regional Bancshares, Inc., as amended (incorporated by reference from Form S-1, Commission File No. 33-74992).

     4 Relevant portions of Texas Regional Bancshares, Inc. Articles of Incorporation and Bylaws (incorporated by reference from Form S-1, Commission File No. 333-1467).

     10.1 Incentive Stock Option Plan (incorporated by reference from Form 10, Commission File No. 000-14517).

     10.2 1985 Non-Statutory Stock Option Plan (incorporated by reference from Form 10, Commission File No. 000-14517).

     10.3 1995 Non-Statutory Stock Option Plan (incorporated by reference from Form S-1, Commission File No. 333-1467).

     10.4 Texas Regional Bancshares, Inc., 1997 Incentive Stock Option Plan (incorporated by reference from Form S-4, Commission File No. 000-14517).

     10.5 Texas Regional Bancshares, Inc., 1997 Nonstatutory Stock Option Plan (incorporated by reference from Form S-4, Commission File No. 000-14517).

     10.6 Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form S-8, Commission File No. 33-39386).

     10.7 Amendment No. 1 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan, adopted July 9, 1991 (incorporated by reference from 1991 Form 10-K, Commission File No. 000-14517).

     10.8 Amendment No. 2 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan, adopted May 12, 1992 (incorporated by reference from 1992 Form 10-K, Commission File No. 000-14517).

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

     10.11 Amendment No. 5 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions), adopted August 10, 1993 (incorporated by reference from 1994 Form 10-K, Commission File No. 000-14517).

     10.12 Amendment No. 6 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions), adopted as of August 8, 1995 (incorporated by reference from Form S-1, Commission File No. 333-1467).

     10.13 Amendment No. 7 to Texas Regional Bancshares, Inc. Employees Stock Ownership Plan (with 401(k) provisions), adopted May 21, 1996 (incorporated by reference from 1996 Form 10-K, Commission File No. 000-14517).

     10.14 Amendment No. 8 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions), adopted March 10, 1998 (incorporated by reference from 1998 Form 10-K, Commission File No. 000-14517).

     10.15 Glen E. Roney Amended and Restated Deferred Compensation Plan dated as of March 11, 1997 (incorporated by reference from Form S-4, Commission File No. 333-41959).

     10.16 Amendment No. 9 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions), adopted June 9, 1998 (incorporated by reference from Form 10-Q for quarter ended June 30, 1998, Commission File No. 000-14517).

     21     Subsidiaries of the Registrant.

     27     Financial Data Schedule

(b)  Reports on Form 8-K

     No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months ended December 31, 1998

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TEXAS REGIONAL BANCSHARES, INC.
                                                    (Registrant)

                                  By: /s/ G. E. RONEY
                                      ------------------------------------
                                          Glen E. Roney
                                          Chairman of the Board, President
                                            and Chief Executive Officer

                                            Date: March 22, 1999


      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       SIGNATURE                  TITLE                            DATE
      -----------                -------                          ------

    /s/ Morris Atlas             Director                     March 22, 1999
  ----------------------
        Morris Atlas

  /s/ Frank N. Boggus            Director                     March 22, 1999
  ----------------------
      Frank N. Boggus

  /s/ Robert G. Farris           Director                     March 22, 1999
 ------------------------
      Robert G. Farris

/s/ C. Kenneth Landrum, M.D.     Director                     March 22, 1999
----------------------------
    C. Kenneth Landrum, M.D.

    /s/ R. T. Pigott, Jr.        Executive Vice President     March 22, 1999
  -----------------------          & Chief Financial Officer
     R. T. Pigott, Jr.


   /s/ G. E. Roney               Chairman of the Board,       March 22, 1999
  ----------------------           President, Chief Executive
       Glen E. Roney               Officer & Director


   /s/ Nancy Schultz             Senior Vice President &      March 22, 1999
  ----------------------           Secretary/Treasurer
       Nancy F. Schultz

     /s/ Ann Sefcik              Controller & Assistant       March 22, 1999
  ----------------------           Secretary
         Ann Sefcik

   /s/ Julie G. Uhlhorn          Director                     March 22, 1999
  -----------------------
     Julie G. Uhlhorn

    /s/ Jack Whetsel             Director                     March 22, 1999
  -----------------------
      Jack Whetsel


INDEX TO EXHIBITS FILED HEREWITH

      NO.   SEQUENTIALLY NUMBERED EXHIBIT
     -----  ------------------------------
      21    Subsidiaries of the Registrant.

      27    Financial Data Schedule