Form 10-Q
period 1999-03-31
TEXAS REGIONAL BANCSHARES INC
filed 1999-04-30
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                        COMMISSION FILE NUMBER 000-14517

                         TEXAS REGIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                74-2294235
    (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)               Identification No.)


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

There were 14,411,583 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of April 26, 1999.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets                                                     March 31,    December 31,
(Dollars in Thousands, Except Share Data)                                         1999          1998
---------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Assets
   Cash and Due From Banks ................................................   $    55,199    $    58,274
   Time Deposits ..........................................................           330            553
   Federal Funds Sold .....................................................        29,500         32,000
---------------------------------------------------------------------------------------------------------
     Total Cash and Cash Equivalents ......................................        85,029         90,827
   Securities Available for Sale, at Fair Value ...........................       466,682        455,936
   Securities Held to Maturity, at Amortized Cost (Fair Value of
     $13,547 in 1999 and $ 14,650 in 1998) ................................        13,322         14,331
   Loans, Net of Unearned Discount of $5,270 in 1999 and $4,886 in 1998 ...     1,144,172      1,089,505
   Less: Allowance for Loan Losses ........................................       (13,673)       (13,236)
---------------------------------------------------------------------------------------------------------
     Net Loans ............................................................     1,130,499      1,076,269
   Premises and Equipment, Net ............................................        69,655         69,827
   Accrued Interest Receivable ............................................        17,735         16,416
   Other Real Estate ......................................................         5,926          5,060
   Goodwill and Identifiable Intangibles ..................................        26,215         26,894
   Other Assets ...........................................................         7,412          6,769
---------------------------------------------------------------------------------------------------------
     Total Assets .........................................................   $ 1,822,475    $ 1,762,329
=========================================================================================================
Liabilities
   Deposits
     Demand ...............................................................   $   246,176    $   234,655
     Savings ..............................................................       112,648        107,711
     Money Market Checking and Savings ....................................       303,502        301,238
     Time Deposits ........................................................       952,182        919,338
---------------------------------------------------------------------------------------------------------
       Total Deposits .....................................................     1,614,508      1,562,942
   Federal Funds Purchased and Securities Sold Under Repurchase Agreements          9,008          7,407
   Accounts Payable and Accrued Liabilities ...............................        17,559         14,512
---------------------------------------------------------------------------------------------------------
     Total Liabilities ....................................................     1,641,075      1,584,861
---------------------------------------------------------------------------------------------------------
   Commitments and Contingencies
   Shareholders' Equity
     Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
       None Issued and Outstanding ........................................          --             --
     Common Stock - Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
       Issued and Outstanding 14,411,583 Shares in 1999 and 1998 ..........        14,412         14,412
     Paid-In Capital ......................................................        87,586         87,586
     Retained Earnings ....................................................        80,113         74,861
     Accumulated Other Comprehensive Income (Loss) ........................          (711)           609
---------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity .........................................       181,400        177,468
---------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity ...........................   $ 1,822,475    $ 1,762,329
=========================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                                 Three Months
Texas Regional Bancshares, Inc. and Subsidiaries                                Ended March 31,
Consolidated Statements of Income and Comprehensive Income                   --------------------
(Dollars in Thousands, Except Share Data)                                      1999         1998
-------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Interest Income
   Loans, Including Fees .................................................   $ 25,776    $ 23,521
   Securities
     Taxable .............................................................      6,387       6,303
     Tax-Exempt ..........................................................        486         364
   Time Deposits .........................................................          5          18
   Federal Funds Sold ....................................................        339         356
-------------------------------------------------------------------------------------------------
     Total Interest Income ...............................................     32,993      30,562
-------------------------------------------------------------------------------------------------
Interest Expense
   Deposits ..............................................................     14,269      13,939
   Federal Funds Purchased and Securities Sold Under Repurchase Agreements         93          28
-------------------------------------------------------------------------------------------------
     Total Interest Expense ..............................................     14,362      13,967
-------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for Loan Losses .....................     18,631      16,595
Provision for Loan Losses ................................................      1,323         941
-------------------------------------------------------------------------------------------------
   Net Interest Income After Provision for Loan Losses ...................     17,308      15,654
-------------------------------------------------------------------------------------------------
Noninterest Income
   Service Charges on Deposit Accounts ...................................      2,071       1,829
   Other Service Charges .................................................        654         586
   Trust Service Fees ....................................................        481         447
   Net Realized Gains on Sales of Securities Available for Sale ..........       --           222
   Data Processing Service Fees ..........................................        495         341
   Other Operating Income ................................................        455         537
-------------------------------------------------------------------------------------------------
     Total Noninterest Income ............................................      4,156       3,962
-------------------------------------------------------------------------------------------------
Noninterest Expense
   Salaries and Employee Benefits ........................................      4,967       4,667
   Net Occupancy Expense .................................................        985         778
   Equipment Expense .....................................................      1,223       1,134
   Other Real Estate (Income) Expense, Net ...............................         93          55
   Amortization of Goodwill and Identifiable Intangibles .................        680         621
   One Time Charge - Acquisitions ........................................       --           682
   Other Noninterest Expense .............................................      2,591       2,590
-------------------------------------------------------------------------------------------------
     Total Noninterest Expense ...........................................     10,539      10,527
-------------------------------------------------------------------------------------------------
Income Before Income Tax Expense .........................................     10,925       9,089
Income Tax Expense .......................................................      3,873       3,246
-------------------------------------------------------------------------------------------------
Net Income ...............................................................      7,052       5,843
Other Comprehensive Income (Loss), Net of Tax -
   Unrealized Gains (Losses) on Securities Available for Sale:
     Unrealized Holding Gains (Losses) Arising During Period .............     (1,320)        282
     Less: Reclassification Adjustment for Gains Included in Net Income ..       --            42
-------------------------------------------------------------------------------------------------
       Total Other Comprehensive Income (Loss) ...........................     (1,320)        240
-------------------------------------------------------------------------------------------------
Comprehensive Income .....................................................   $  5,732    $  6,083
=================================================================================================
Net Income Per Common Share
   Basic .................................................................   $   0.49    $   0.41
   Diluted ...............................................................       0.48        0.40
=================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Texas Regional Bancshares, Inc. and                                                               Accumulated
   Subsidiaries                                                                                      Other
Consolidated Statements of Changes                    Common                                     Comprehensive        Total
   In Shareholders' Equity                            Stock -         Paid-In       Retained         Income        Shareholders'
(Dollars in Thousands)                                Class A         Capital       Earnings         (Loss)           Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
Three Months Ended March 31, 1999 -
   Balance, Beginning of Period ...............      $  14,412       $  87,586      $  74,861       $     609       $ 177,468
   Net Income .................................           --              --            7,052            --             7,052
   Unrealized Losses on Securities,
   Net of Tax and Reclassification Adjustment .           --              --             --            (1,320)         (1,320)
---------------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income ...............           --              --            7,052          (1,320)          5,732
---------------------------------------------------------------------------------------------------------------------------------
   Class A Common Stock Cash Dividends ........           --              --           (1,800)           --            (1,800)
---------------------------------------------------------------------------------------------------------------------------------
   Balance, End of Period .....................      $  14,412       $  87,586      $  80,113       $    (711)      $ 181,400
=================================================================================================================================
   Disclosure of Reclassification Amount
     Unrealized Holding Losses During Period ..                                                     $  (1,320)
     Less Reclassification Adjustment for Gains
       Included in Net Income .................                                                          --
---------------------------------------------------------------------------------------------------------------------------------
       Net Unrealized Losses on Securities ....                                                     $  (1,320)
=================================================================================================================================
Three Months Ended March 31, 1998 -
   Balance, Beginning of Period ...............      $  14,403       $  87,078      $  59,167       $     907       $ 161,555
   Net Income .................................           --              --            5,843            --             5,843
   Unrealized Gains on Securities,
   Net of Tax and Reclassification Adjustment .           --              --             --               240             240
---------------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income ...............           --              --            5,843             240           6,083
---------------------------------------------------------------------------------------------------------------------------------
   Tax Effect of Nonqualified Stock Options
   Exercised ..................................           --               398           --              --               398
   Class A Common Stock Cash Dividends ........           --              --           (1,590)           --            (1,590)
   Cash Dividends Paid on Fractional Shares ...           --              --               (8)           --                (8)
---------------------------------------------------------------------------------------------------------------------------------
   Balance, End of Period .....................      $  14,403       $  87,476      $  63,412       $   1,147       $ 166,438
=================================================================================================================================
   Disclosure of Reclassification Amount
     Unrealized Holding Gains During Period ...                                                     $     282
     Less Reclassification Adjustment for Gains
       Included in Net Income .................                                                            42
---------------------------------------------------------------------------------------------------------------------------------
       Net Unrealized Gains on Securities .....                                                     $     240
=================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                                      Three Months
Texas Regional Bancshares, Inc. and Subsidiaries                                     Ended March 31,
Consolidated Statements of Cash Flows                                          -------------------------
(Dollars in Thousands)                                                              1998          1997
---------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
Cash Flows from Operating Activities
   Net Income .............................................................      $  7,052       $  5,843
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation, Amortization and Accretion, Net ......................         1,348            802
       Provision for Loan Losses ..........................................         1,323            941
       Provision for Estimated Losses on Other Real Estate and Other Assets            16           --
       Gain on Sale of Securities Available for Sale ......................          --             (222)
       (Gain) Loss on Sale of Other Assets ................................             4             (4)
       Gain on Sale of Other Real Estate ..................................          (207)           (34)
       Gain on Sale of Premises and Equipment .............................           (36)          (159)
       Increase in Deferred Income Tax Liability ..........................          (515)          --
       Increase in Accrued Interest Receivable and Other Assets ...........        (1,241)        (1,358)
       Increase in Accounts Payable and Accrued Liabilities ...............         4,288          2,408
---------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities .................................        12,032          8,217
---------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Proceeds from Sales of Securities Available for Sale ...................          --           47,999
   Proceeds from Maturing Securities Available for Sale ...................        56,292         47,704
   Purchases of Securities Available for Sale .............................       (69,195)       (74,124)
   Proceeds from Maturing Securities Held to Maturity .....................         1,000            979
   Proceeds from Sale of Loans ............................................            53           --
   Purchases of Loans .....................................................        (1,542)          (294)
   Loan Originations and Advances, Net ....................................       (57,385)       (42,290)
   Recoveries of Charged-Off Loans ........................................           110            169
   Proceeds from Sale of Premises and Equipment ...........................           216            447
   Purchases of Premises and Equipment ....................................        (1,300)        (7,583)
   Proceeds from Sale of Other Real Estate ................................         2,341            167
   Proceeds from Sale of Other Assets .....................................           213            155
   Net Cash Provided By Mergers ...........................................          --            5,160
---------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities .....................................       (69,197)       (21,511)
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net Increase in Demand Deposits, Money
     Market Checking and Savings Accounts .................................        18,722         14,106
   Net Increase in Time Deposits ..........................................        32,844         12,690
   Net Increase (Decrease) in Federal Funds Purchased
     and Securities Sold Under Repurchase Agreements ......................         1,601         (1,085)
   Cash Dividends Paid on Class A Common Stock ............................        (1,800)        (1,442)
   Cash Dividends Paid on Fractional Shares ...............................          --               (8)
   Tax Effect of Nonqualified Stock Options Exercised .....................          --              398
---------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities .................................        51,367         24,659
---------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents ..........................        (5,798)        11,365
Cash and Cash Equivalents at Beginning of Period ..........................        90,827         81,353
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period ................................      $ 85,029       $ 92,718
=========================================================================================================
Supplemental Disclosures of Cash Flow Information
   Interest Paid ..........................................................      $ 14,713       $ 13,656
   Income Taxes Paid ......................................................            26          4,143
Supplemental Schedule of Noncash Investing and Financing Activities
   Foreclosure and Repossession in Partial Satisfaction of Loans Receivable         3,211          1,005
=========================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the three months ended March 31, 1999 and 1998 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

           The consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. and its wholly owned subsidiaries, Texas Regional Delaware, Inc. and Texas State Bank (the "Bank"). The Company eliminates all significant intercompany transactions and balances in consolidation. The Company accounts for investments in the subsidiaries on the equity method in the Parent's financial statements.

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


NOTE 2: IMPAIRED LOANS

           The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $7.1 million at March 31, 1999 and the average recorded investment in impaired loans during the three months ended March 31, 1999 was $7.8 million. The total allowance for loan losses related to these loans was $1.0 million at March 31, 1999. Interest income on impaired loans of $39,000 was recognized for cash payments received during the three months ended March 31, 1999.


NOTE 3: COMMON STOCK

           On March 9, 1999, the Board of Directors approved a cash dividend or $0.125 per share for shareholders of record on April 1, 1999 and payable on April 15, 1999.

NOTE 4: EARNINGS PER COMMON SHARE COMPUTATIONS

           The table below presents a reconciliation of basic and diluted earnings per share computations.

                                                                   Three Months
                                                                  Ended March 31,
                                                          -----------------------------
(Dollars in Thousands, Except Share Data)                     1999             1998
---------------------------------------------------------------------------------------
                                                                   (Unaudited)
Net Income Available to Common Shareholders ........      $     7,052      $     5,843
---------------------------------------------------------------------------------------
Weighted Average Number of Common Shares Outstanding
   Used in Basic EPS Calculation ...................       14,411,583       14,403,484
Add Assumed Exercise of Outstanding Stock Options as
   Adjustments for Dilutive Securities .............          210,989          244,724
---------------------------------------------------------------------------------------
Weighed Average Number of Common Shares
   Outstanding Used in Diluted EPS Calculations ....       14,622,572       14,648,208
---------------------------------------------------------------------------------------
Basic EPS ..........................................      $      0.49      $      0.41
Diluted EPS ........................................             0.48             0.40
---------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FORWARD-LOOKING STATEMENTS. This Management's Discussion and Analysis includes forward-looking statements, such as: statements of the Company's goals, intentions and expectations; estimates of risks and of future costs and benefits; and statements of the Company's ability to achieve financial and other goals. These forward looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; statements by suppliers of data processing equipment and services, government agencies, and other third parties as to year 2000 compliance and costs; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results do not necessarily indicate its future results.

           The following presents Management's discussion and analysis of the Company's consolidated financial condition and results of operations at the dates and for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.


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

           Texas State Bank operates twenty banking locations in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Harlingen, Hidalgo, Penitas, Raymondville, Rio Grande City and Roma. At March 31, 1999, Texas Regional had consolidated total assets of $1.8 billion, loans outstanding (net of unearned discount) of $1.1 billion, total deposits of $1.6 billion, and shareholders' equity of $181.4 million.

           On February 19, 1998, the Company completed the acquisition of three bank holding companies and their three subsidiary banks (the "Mergers"). The acquisition of Brownsville Bancshares, Inc. and its subsidiary, Brownsville National Bank, included two banking locations in Brownsville, Cameron County, Texas, with assets of approximately $100.1 million, equity of $12.1 million, loans of $42.6 million, and deposits of $87.2 million. The Company achieved this acquisition by the exchange of 984,806 shares of Company stock for all of the outstanding shares of Brownsville Bancshares, Inc. and cancellation of outstanding stock options. Brownsville National Bank merged with and into the Bank.

           The second acquisition was TB&T Bancshares, Inc. and its subsidiary, Texas Bank and Trust of Brownsville, Cameron County, Texas. Texas Bank and Trust of Brownsville had assets of approximately $44.9 million, equity of $4.1 million, loans of $21.9 million, and deposits of $40.3 million. This acquisition was achieved by exchange of 308,039 shares of Company stock for all of the outstanding shares of TB&T Bancshares, Inc., a portion of which are retained in a holdback escrow account pending resolution of certain claims. Texas Bank and Trust of Brownsville merged with and into the Bank.

           The third acquisition was Raymondville Bancorp, Inc. and its subsidiary, Bank of Texas. Bank of Texas was headquartered in Raymondville, Willacy County, Texas, with one additional banking facility in Brownsville, Texas. The shareholder of Raymondville Bancorp, Inc. received cash consideration of $9.6 million in this acquisition, and the Company paid $100,000 in consideration for a covenant not to compete. The Company discharged approximately $330,000 of existing Raymondville Bancorp, Inc. indebtedness. Bank of Texas had assets of approximately $63.7 million, equity of $5.1 million, loans of $25.5 million, and deposits of $56.5 million. Bank of Texas was merged with and into the Bank.

           The Company accounted for its acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. under the pooling-of-interests method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. A One Time Charge-Acquisitions of $682,000 or $0.03 per diluted common share, net of federal income tax, reduced net income for the three months ended March 31, 1998. These expenses, primarily professional fees and computer conversion costs, related to business combinations accounted for by the pooling-of-interests method. The Company accounted for its acquisition of Raymondville Bancorp, Inc. under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998.

           The Company signed a letter of intent on April 21, 1999 to acquire Harlingen Bancshares, Inc. and its subsidiary, Harlingen National Bank. At March 31, 1999, Harlingen Bancshares, Inc. had assets of $225.8 million, deposits of $203.3 million, loans of $128.3 million and equity of $21.0 million. The agreement provides for a cash consideration of approximately $34.0 million for all outstanding shares of Harlingen Bancshares, Inc. The transaction is subject to completion of satisfactory due diligence by the Company, execution of a mutually acceptable definitive agreement and approval by the appropriate regulatory authorities. The purchase is expected to close during the fourth quarter 1999 and to be accounted for under the purchase method of accounting.


FINANCIAL CONDITION


CASH AND CASH EQUIVALENTS

           The Company, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any one day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $85.0 million at March 31, 1999. Comparatively, the Company had $90.8 million in cash and cash equivalents at December 31, 1998, a decrease of $5.8 million or 6.4%.


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

           At March 31, 1999 and December 31, 1998, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

           The following table presents carrying value of securities (dollars in thousands):

                                                    March 31,   December 31,
                                                      1999          1998
----------------------------------------------------------------------------
                                                  (Unaudited)
Securities Available for Sale, at Fair Value
   U.S. Government Agency ....................      $315,994      $313,970
   Mortgage-Backed ...........................       106,740       101,365
   States and Political Subdivisions .........        40,342        36,988
   Other .....................................         3,606         3,613
----------------------------------------------------------------------------
     Total Securities Available for Sale .....      $466,682      $455,936
============================================================================
Securities Held to Maturity, at Amortized Cost
   U.S. Treasury .............................      $ 10,009      $ 10,013
   States and Political Subdivisions .........         3,313         4,318
----------------------------------------------------------------------------
     Total Securities Held to Maturity .......      $ 13,322      $ 14,331
============================================================================


           Net unrealized holding gains (losses), net of related tax effect, of $(711,000) and $609,000 at March 31, 1999 and December 31, 1998, respectively, on securities available for sale are reported as a separate component of shareholders' equity and as other comprehensive income.

           Securities with carrying values of $414.6 million at March 31, 1999 and $351.7 million at December 31, 1998 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.


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

           The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at March 31, 1999 of $7.5 million were less than .7% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

           Total loans of $1.1 billion at March 31, 1999 increased $54.7 million or 5.0% compared to December 31, 1998 levels of $1.1 billion. The increase in total loans for the three months ended March 31, 1999 reflects growth in all loan categories except Commercial Tax-Exempt loans and is representative in part to the vitality of the Rio Grande Valley economy. A substantial portion of the increase in loans classified as Real Estate-Commercial Mortgage loans consists of loans secured by real estate and other assets to commercial customers.
The following table presents the composition of the loan portfolio (dollars in thousands):

                                            March 31,      December 31,
                                              1999            1998
-----------------------------------------------------------------------
                                            (Unaudited)
Commercial .............................    $  333,530      $  311,966
Commercial Tax-Exempt ..................        22,038          22,155
-----------------------------------------------------------------------
   Total Commercial Loans ..............       355,568         334,121
-----------------------------------------------------------------------
Agricultural ...........................        59,262          52,302
-----------------------------------------------------------------------
Real Estate
   Construction ........................        75,342          66,018
   Commercial Mortgage .................       363,047         354,134
   Agricultural Mortgage ...............        35,526          34,440
   1-4 Family Mortgage .................       130,291         128,945
-----------------------------------------------------------------------
     Total Real Estate .................       604,206         583,537
-----------------------------------------------------------------------
Consumer ...............................       125,136         119,545
-----------------------------------------------------------------------
   Total Loans .........................    $1,144,172      $1,089,505
=======================================================================

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


NONPERFORMING ASSETS

           The Company has several procedures in place to assist in maintaining the overall quality of its loan portfolio. The Bank has established underwriting guidelines to be followed by its officers and monitors its delinquency levels for any negative or adverse trends.

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

           Nonperforming assets of $13.3 million at March 31, 1999 decreased $2.4 million, 15.5% compared to December 31, 1998 levels of $15.8 million. Nonaccrual loans of $7.1 million at March 31, 1999 decreased $3.3 million or 31.6% compared to $10.4 million at December 31, 1998. The decrease in nonaccrual loans during 1999 resulted from foreclosure on several credits secured primarily by real estate. Cross-border nonaccrual loans at March 31, 1999 of $2.6 million reflect no change from December 31, 1998. The increase in foreclosed assets during 1998 was primarily attributable to a higher rate of foreclosure loans with real estate collateral, net of write-downs and liquidations. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

           Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at March 31, 1999 and December 31, 1998 that are not classified as nonaccrual totaled $5.9 million and $3.1 million, respectively. The increase in accruing loans past due 90 days or more at March 31, 1999 as compared to the year ended December 31, 1998 is partly attributable to several diverse loans secured primarily by real estate. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at March 31, 1999 decreased to 1.67% from 1.72% at December 31, 1998 due primarily to the increase in total loans.

           The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $7.1 million at March 31, 1999 and the average recorded investment in impaired loans during the three months ended March 31, 1999 was $7.8 million. The total allowance for loan losses related to these loans was $1.0 million at March 31, 1999. Interest income on impaired loans of $39,000 was recognized for cash payments received during the three months ended March 31, 1999.

           An analysis of the components of nonperforming assets follows (dollars in thousands):

                                                     March 31,   December 31,
                                                       1999         1998
-----------------------------------------------------------------------------
                                                     (Unaudited)
Nonaccrual Loans ...................................  $ 7,124      $10,414
Renegotiated Loans .................................     --           --
-----------------------------------------------------------------------------
   Nonperforming Loans .............................    7,124       10,414
Foreclosed Assets ..................................    6,212        5,368
-----------------------------------------------------------------------------
   Total Nonperforming Assets ......................   13,336       15,782
Accruing Loans 90 Days or More Past Due ............    5,863        3,099
-----------------------------------------------------------------------------
   Total Nonperforming Assets and
     Accruing Loans 90 Days or More Past Due .......  $19,199      $18,881
=============================================================================
Nonperforming Loans as a % of Total Loans ..........     0.62%        0.96%
Nonperforming Assets as a % of Total Loans
   and Foreclosed Assets ...........................     1.16         1.44
Nonperforming Assets as a % of Total Assets ........     0.73         0.90
Nonperforming Assets Plus Accruing Loans
   90 Days or More Past Due as a % of Total
   Loans and Foreclosed Assets .....................     1.67         1.72
=============================================================================


           Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at March 31, 1999, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.


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

           The allowance for loan losses at March 31, 1999 totaled $13.7 million, representing a net increase of $437,000 or 3.3% compared to $13.2 million at December 31, 1998. Management believes that the allowance for loan losses at March 31, 1999 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

           The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        1999         1998
-------------------------------------------------------------------------------
                                                          (Unaudited)
Balance at Beginning of Period ....................   $13,236      $11,291
Balance from Acquisitions .........................      --            308
Provision for Loan Losses .........................     1,323          941
Charge-Offs
   Commercial .....................................       613          228
   Agricultural ...................................         5           13
   Real Estate ....................................        20          120
   Consumer .......................................       358          233
-------------------------------------------------------------------------------
     Total Charge-Offs ............................       996          594
-------------------------------------------------------------------------------
Recoveries
   Commercial .....................................        41          124
   Agricultural ...................................         3         --
   Real Estate ....................................        10            2
   Consumer .......................................        56           43
-------------------------------------------------------------------------------
     Total Recoveries .............................       110          169
-------------------------------------------------------------------------------
Net Charge-Offs ...................................       886          425
-------------------------------------------------------------------------------
Balance at End of Period ..........................   $13,673      $12,115
===============================================================================
Ratio of Allowance for Loan Losses to
   Loans Outstanding, Net of Unearned Discount ....      1.20%        1.19%
Ratio of Allowance for Loan
   Losses to Nonperforming Loans ..................    191.93       153.61
Ratio of Net Charge-Offs
   to Average Total Loans Outstanding,
   Net of Unearned Discount .......................      0.32         0.17
===============================================================================

PREMISES AND EQUIPMENT, NET

           Premises and equipment of $69.7 million at March 31, 1999 decreased $172,000 or .2% compared to $69.8 million at December 31, 1998. The decrease for the three months ended March 31, 1999 resulted primarily from depreciation and amortization, net of additions.


GOODWILL AND IDENTIFIABLE INTANGIBLES

           Intangibles of $26.2 million at March 31, 1999 decreased $679,000 or 2.5% compared to $26.9 million at December 31, 1998. The net decrease for the three months ended March 31, 1999 is attributable to amortization of existing intangibles.

DEPOSITS

           Total deposits of $1.6 billion at March 31, 1999 increased $51.6 million or 3.3% compared to December 31, 1998 levels of $1.6 billion. The increase in total deposits for the three months ended March 31, 1999 is primarily attributable to growth in the volume of business conducted by the Company and the vitality of the Rio Grande Valley economy. The following table presents the composition of total deposits (dollars in thousands):

                                                 March 31,       December 31,
                                                   1999             1998
------------------------------------------------------------------------------
                                                (Unaudited)
Demand Deposits
   Commercial and Individual ................   $  239,109       $  227,220
   Public Funds .............................        7,067            7,435
------------------------------------------------------------------------------
     Total Demand Deposits ..................      246,176          234,655
------------------------------------------------------------------------------
Interest-Bearing Deposits
   Savings
     Commercial and Individual ..............      111,357          106,446
     Public Funds ...........................        1,291            1,265
   Money Market Checking and Savings
     Commercial and Individual ..............      247,630          236,157
     Public Funds ...........................       55,872           65,081
   Time Deposits
     Commercial and Individual ..............      704,564          727,205
     Public Funds ...........................      247,618          192,133
------------------------------------------------------------------------------
     Total Interest-Bearing Deposits ........    1,368,332        1,328,287
------------------------------------------------------------------------------
       Total Deposits .......................   $1,614,508       $1,562,942
==============================================================================


SHAREHOLDERS' EQUITY

           Shareholders' equity increased by $3.9 million, or 2.2%, during the three months ended March 31, 1999 due to comprehensive income of $5.7 million less cash dividends of $1.8 million. Comprehensive income for the period included net income of $7.1 million and unrealized loss on securities available for sale, net of tax, of $1.3 million.

           Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

                                                              March 31, 1999             December 31, 1998
                                                       -------------------------   ---------------------------
                                                         Amount         Ratio        Amount          Ratio
--------------------------------------------------------------------------------------------------------------
                                                            (Unaudited)
Total Shareholders' Equity before unrealized
   gains or losses on Securities Available for Sale   $   182,111                  $   176,859
Less Goodwill and Other Deductions ................       (26,215)                     (26,894)
--------------------------------------------------------------------------------------------------------------
Total Tier I Capital ..............................       155,896                      149,965
Total Tier II Capital .............................        13,673                       13,236
--------------------------------------------------------------------------------------------------------------
Total Qualifying Capital ..........................   $   169,569                  $   163,201
==============================================================================================================
Total Capital .....................................   $   169,569        13.73%    $   163,201          14.06%
Total Capital Minimum .............................        98,810         8.00          92,884           8.00
--------------------------------------------------------------------------------------------------------------
Tier I Capital ....................................       155,896        12.62         149,965          12.92
Tier I Capital Minimum ............................        49,405         4.00          46,442           4.00
--------------------------------------------------------------------------------------------------------------
Tier I Leverage Capital ...........................       155,896         8.90         149,965           8.85
Tier I Leverage Capital Minimum ...................        70,079         4.00          67,772           4.00
==============================================================================================================


           On March 31, 1999, the Company and the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.


RESULTS OF OPERATIONS


NET INCOME

           Net income available for common shareholders was $7.1 million and $5.8 million and earnings per diluted common share were $0.48 and $0.40 for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1998, the Company incurred a One Time Charge-Acquisitions of $682,000 or $0.03 per diluted common share, net of federal income tax. These expenses, primarily professional fees and computer conversion costs, related to business combinations accounted for by the pooling-of-interests method. Increases in net income were primarily the result of strong loan growth, maintaining strong asset quality and expense control and resulted in returns on average assets of 1.61% and 1.49% and returns on average common equity of 15.88% and 14.37% for the three months ended March 31, 1999 and 1998, respectively.


INTEREST INCOME

           Interest income for the three months ended March 31, 1999 was $33.0 million, an increase of $2.4 million, or 8.0% from the three months ended March 31, 1998. This increase in interest income is due to a $175.5 million increase in average earning assets to $1.6 billion for the three months ended March 31, 1999, a 12.3% increase from the same period last year.

           Interest income on loans increased $2.3 million to $25.8 million for the three months ended March 31, 1999. This was due to a $132.9 million increase in average loans outstanding over the same period in 1998. Interest income on securities increased to $6.9 million, a $206,000 increase from the prior comparable period. This increase was attributable to a $40.4 million increase in average securities, up 9.6% when compared to the three months ended March 31, 1998.


INTEREST EXPENSE

           Interest expense on deposits and other borrowings was $14.4 million for the three months ended March 31, 1999, compared to $14.0 million for the same period in 1998. The increase in interest expense was attributable to a $147.3 million increase in average interest-bearing liabilities from the prior comparable period.

NET INTEREST INCOME

           Net interest income, reported on a tax equivalent basis, was $19.0 million for the three months ended March 31, 1999, compared with $16.9 million for the same period in 1998, an increase of 12.1%. The increase in net interest income during the three months ended March 31, 1999 was largely due to growth in average interest-earning assets, primarily loans.

           The net interest margin was 4.80% for the three months ended March 31, 1999, compared with 4.81% in the first quarter 1998. This nominal decrease was attributable to a thirty four basis point decrease in the yield on average interest earning assets to 8.43%, down from 8.77% for the same period last year. The cost of interest-bearing liabilities also decreased 40 basis points to 4.33% for the three months ended March 31, 1999.

           The following table presents for the three months ended March 31, 1999 and 1998 total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 1999 and 1998 (dollars in thousands):

                                                                           Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                                       March 31, 1999                             March 31, 1998
                                        -----------------------------------------------------------------------------------------
                                          Average                           Yield/         Average                      Yield/
Taxable-Equivalent Basis (1)              Balance          Interest        Rate (2)        Balance       Interest       Rate (2)
---------------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Assets
   Interest-Earning Assets
     Loans
       Commercial ..................    $   400,283      $     8,908          9.03%     $   342,401    $     8,010        9.49%
       Real Estate .................        592,200           13,857          9.49          539,122         13,146        9.89
       Consumer ....................        122,495            3,134         10.38          100,544          2,537       10.23
---------------------------------------------------------------------------------------------------------------------------------
         Total Loans ...............      1,114,978           25,899          9.42          982,067         23,693        9.78
---------------------------------------------------------------------------------------------------------------------------------
     Securities
       Taxable .....................        418,107            6,387          6.20          392,570          6,303        6.51
       Tax-Exempt ..................         42,548              731          6.97           27,666            545        7.99
---------------------------------------------------------------------------------------------------------------------------------
         Total Securities ..........        460,655            7,118          6.27          420,236          6,848        6.61
---------------------------------------------------------------------------------------------------------------------------------
     Time Deposits .................            359                6          6.78            1,167             18        6.26
     Federal Funds Sold ............         28,741              339          4.78           25,752            356        5.61
---------------------------------------------------------------------------------------------------------------------------------
       Total Interest-Earning Assets      1,604,733           33,362          8.43%       1,429,222         30,915        8.77%
---------------------------------------------------------------------------------------------------------------------------------
   Cash and Due from Banks .........         58,583                                          58,155
   Premises and Equipment, Net .....         69,816                                          57,234
   Other Assets ....................         57,942                                          52,292
   Allowance for Loan Losses .......        (13,445)                                        (11,775)
---------------------------------------------------------------------------------------------------------------------------------
     Total Assets ..................    $ 1,777,629                                     $ 1,585,128
=================================================================================================================================
Liabilities
   Interest-Bearing Liabilities
     Savings .......................    $   109,364      $       611          2.27%     $   104,425    $       767        2.98%
     Money Market Checking
       and Savings .................        300,228            2,140          2.89          252,859          1,844        2.96
     Time Deposits .................        927,095           11,518          5.04          838,400         11,328        5.48
---------------------------------------------------------------------------------------------------------------------------------
       Total Savings and
         Time Deposits .............      1,336,687           14,269          4.33        1,195,684         13,939        4.73
---------------------------------------------------------------------------------------------------------------------------------
     Federal Funds Purchased
       and Securities Sold
       Under Repurchase
       Agreements ..................          8,336               93          4.52            2,004             28        5.67
---------------------------------------------------------------------------------------------------------------------------------
       Total Interest-Bearing
         Liabilities ...............      1,345,023           14,362          4.33%       1,197,688         13,967        4.73%
---------------------------------------------------------------------------------------------------------------------------------
   Demand Deposits .................        237,796                                         207,920
   Other Liabilities ...............         14,753                                          14,585
---------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities .............      1,597,572                                       1,420,193
---------------------------------------------------------------------------------------------------------------------------------
   Shareholders' Equity ............        180,057                                         164,935
---------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and
       Shareholders' Equity ........    $ 1,777,629                                     $ 1,585,128
=================================================================================================================================
Net Interest Income ................                    $    19,000                                    $    16,948
=================================================================================================================================
Net Yield on Total Interest
   Earning Assets ..................                                          4.80%                                       4.81%
=================================================================================================================================


  (1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).

  (2) Annualized.

      The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities. Nonaccrual loans are included in assets, thereby reducing yields (see "Nonperforming Assets"). The allocation of the rate/volume variance has been made pro-rata on the percentage that volume and rate variances produce in each category. An analysis of changes in net interest income follows (dollars in thousands):

                                                     Three Months Ended March 31,
                                                         1999 Compared to 1998
                                            ---------------------------------------------
                                                         Due to Change in
                                              Net       -------------------      Rate/
Taxable-Equivalent Basis (1)                 Change     Volume        Rate       Volume
-----------------------------------------------------------------------------------------
                                                            (Unaudited)
Interest Income
   Loans ...............................    $ 2,206     $ 3,205     $  (872)    $  (127)
   Securities
     Taxable ...........................         84         410        (300)        (26)
     Tax-Exempt ........................        186         293         (70)        (37)
   Time Deposits in Bank ...............        (12)        (12)          1          (1)
   Federal Funds Sold ..................        (17)         41         (53)         (5)
-----------------------------------------------------------------------------------------
     Total Interest Income .............      2,447       3,937      (1,294)       (196)
-----------------------------------------------------------------------------------------
Interest Expense
   Deposits ............................        330       1,645      (1,179)       (136)
   Federal Funds Purchased and
     Securities Sold Under
     Repurchase Agreements .............         65          89          (6)        (18)
-----------------------------------------------------------------------------------------
     Total Interest Expense ............        395       1,734      (1,185)       (154)
-----------------------------------------------------------------------------------------
Net Interest Income Before Allocation of
   Rate/Volume .........................      2,052       2,203        (109)        (42)
Allocation of Rate/Volume ..............       --           (52)         10          42
-----------------------------------------------------------------------------------------
Changes in Net Interest Income .........    $ 2,052     $ 2,151     $   (99)    $   --
=========================================================================================

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 1999 and 1998).

PROVISION FOR LOAN LOSSES

           The Company recorded a provision for loan losses of $1.3 million for the three months ended March 31, 1999, compared to $941,000 in the three months ended March 31, 1998. The provision for loan losses reflected an increase of $382,000 or 40.6% for first quarter 1999 necessary to maintain the total allowance for loan losses at an adequate level consistent with the Company's methodology. Net charge-offs totaled $886,000 and $425,000, respectively, for the three months ended March 31, 1999 and 1998 and increased to .32% of average loans in 1999 compared to .17% of average loans for 1998.

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


NONINTEREST INCOME

           Noninterest Income totaled $4.2 million for the three months ended March 31, 1999 compared to $4.0 million for 1998. Excluding Net Realized Gains on Sales of Securities Available for Sale in 1998, Noninterest Income increased $416,000 or 11.1% from 1998.

           Total Service Charges of $2.7 million for the three months ended March 31, 1999, increased $310,000 or 12.8% compared to $2.4 million for same period in 1998. The increase in Total Service Charges is attributable to increased account transaction fees generated by deposit growth experienced by the Company.

           Trust Service Fees of $481,000 for the three months ended March 31, 1999 increased $34,000 or 7.6% compared to $447,000 for comparable prior year period. The increase in Trust Service Fees is attributable to an increase in the number of trust accounts managed. The fair market value of assets managed at March 31, 1999 of $328.9 million increased $54.4 million or 19.8% compared to $274.6 million at March 31, 1998. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

           Net Realized Gains on Sales of Securities Available for Sale totaled $ - for the three months ended March 31, 1999 decreased $222,000 or 100.0% compared to $222,000 for 1998. Market opportunities to realize bond profits were limited as bond prices generally fell during the first quarter 1999. Unrealized holding losses on securities available for sale totaled $1.3 million during the quarter (see "Shareholders' Equity").

           Data Processing Fees of $495,000 for the three months ended March 31, 1999 increased $154,000 or 45.2% compared to $341,000 for the same period last year. This increase arose from the acquisition of additional banking clients and increased utilization of services offered to existing clients during 1998. The Company obtained two additional banking clients during the past year.

           Other Operating Income of $455,000 for the three months ended March 31, 1999 decreased $82,000 or 15.3% compared to $537,000 for the same 1998 period. Other Operating Income included a gain on sale of bank real estate of $158,000 in the prior year period.

           A detailed summary of Noninterest Income follows (dollars in thousands):

                                                      Three Months Ended
                                                          March 31,
                                                    -----------------------
                                                      1999           1998
---------------------------------------------------------------------------
                                                          (Unaudited)
Service Charges on Deposit Accounts ............     $2,071         $1,829
Other Service Charges ..........................        654            586
---------------------------------------------------------------------------
   Total Service Charges .......................      2,725          2,415
---------------------------------------------------------------------------
Trust Service Fees .............................        481            447
Net Realized Gains on Sales
   of Securities Available for Sale ............       --              222
Data Processing Service Fees ...................        495            341
Other Operating Income .........................        455            537
---------------------------------------------------------------------------
   Total Noninterest Income ....................     $4,156         $3,962
===========================================================================


NONINTEREST EXPENSE

           Noninterest Expense of $10.5 million for the three months ended March 31, 1999 increased $12,000 or .1% compared to $10.5 million for 1998. The efficiency ratio of expense to total revenue improved to 45.11% for the first quarter 1999 compared to 50.62% for the first quarter 1998. Excluding One Time Charge - Acquisitions of $682,000 in 1998, Noninterest Expense increased $694,000 or 7.0 percent over first quarter 1998. The increase results primarily from higher personnel costs and occupancy expenses associated with the new corporate headquarters building in McAllen, Texas opened in mid 1998.

           Salaries and Employee Benefits, the largest category of Noninterest Expense, of $5.0 million for the three months ended March 31, 1999 increased $300,000 or 6.4% compared to the same period last year of $4.7 million. The number of full-time equivalent employees of 753 at March 31, 1999 increased 12.9% from 667 at March 31, 1998. Salaries and Employee Benefits averaged 1.12% of total assets for the three months ended March 31, 1999 compared to 1.18% for the three months ended March 31, 1998.

           Net Occupancy Expense of $985,000 for the three months ended March 31, 1999 increased $207,000 or 26.6% compared to $778,000 for 1998. Expenses associated with the new corporate headquarters building in McAllen, Texas, opened mid-1998, contributed to the increase in Net Occupancy Expense during the three months ended March 31, 1999.

           Equipment Expense of $1.2 million for the three months ended March 31, 1999 increased $89,000 or 7.8% compared to $1.1 million for 1998. Expenses associated with the new corporate headquarters building contributed to the increase in Equipment Expense for the three months ended March 31, 1999.

           Other Real Estate (Income) Expense, Net, includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate (Income) Expense, Net of $93,000 for the three months ended March 31, 1999 increased $38,000 or 69.1% compared to $55,000 for the three months ended March 31, 1998. The net increase for first quarter 1999 is primarily attributable to higher volumes in Other Real Estate owned offsetting increased operating income and gain on sale of foreclosed properties. Management is actively seeking buyers for all Other Real Estate.

           Amortization of Goodwill and Identifiable Intangibles of $680,000 for the three months ended March 31, 1999 increased $59,000 or 9.5% compared to $621,000 for 1998. The increase in Amortization of Goodwill and Identifiable Intangibles was due to the amortization of goodwill and core deposit premiums associated with the 1998 acquisitions.

           One Time Charge - Acquisitions of $682,000, related primarily to professional fees and computer conversion cost resulting from the Company's 1998 acquisitions.

           A detailed summary of Noninterest Expense follows (dollars in thousands):

                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1999        1998
-------------------------------------------------------------------------------
                                                              (Unaudited)
Salaries and Wages ....................................  $  3,873    $  3,814
Employee Benefits .....................................     1,094         853
-------------------------------------------------------------------------------
   Total Salaries and Employee Benefits ...............     4,967       4,667
-------------------------------------------------------------------------------
Net Occupancy Expense .................................       985         778
Equipment Expense .....................................     1,223       1,134
-------------------------------------------------------------------------------
Other Real Estate Income (Expense), Net
   Rent Income ........................................       (54)        (14)
   (Gain) Loss on Sale ................................      (207)        (34)
   Expenses ...........................................       339         103
   Write-Downs ........................................        15        --
-------------------------------------------------------------------------------
     Total Other Real Estate Income (Expense), Net ....        93          55
-------------------------------------------------------------------------------
Amortization of Goodwill and Identifiable Intangibles .       680         621
One Time Charge - Acquisitions ........................      --           682
Other Noninterest Expense
   Advertising and Public Relations ...................       381         322
   Data Processing and Check Clearing .................       358         295
   Director Fees ......................................        79         124
   Franchise Tax ......................................       122         137
   Insurance ..........................................       101          92
   FDIC Insurance .....................................        46          38
   Legal ..............................................       181         348
   Professional Fees ..................................       219         173
   Postage, Delivery and Freight ......................       236         204
   Stationery and Supplies ............................       319         341
   Telephone ..........................................       142         132
   Other Losses .......................................        27          56
   Miscellaneous Expense ..............................       380         328
-------------------------------------------------------------------------------
     Total Other Noninterest Expense ..................     2,591       2,590
-------------------------------------------------------------------------------
Total Noninterest Expense .............................  $ 10,539    $ 10,527
===============================================================================


INCOME TAX EXPENSE

           The Company recorded income tax expense of $3.9 million for the three months ended March 31, 1999 compared to $3.2 million for the three months ended March 31, 1998. The increase in income tax expense is due primarily to an increased level of pretax income for the first quarter 1998.

CAPITAL AND LIQUIDITY

           Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 1999, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.73%, a Tier I risk-based capital ratio of 12.62%, and a leverage ratio of 8.90%.

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

           Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold and U.S. Government Agency and mortgage-backed securities. At March 31, 1999, the Company's liquidity ratio, defined as cash, U.S. Government Agency and mortgage-backed securities and federal funds sold as a percentage of deposits, was 32.1% compared to 33.0% at December 31, 1998.

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

           During the three months ended March 31, 1999, funds for $69.2 million of securities purchases and $54.7 million of net loan growth came from various sources, including a net increase in deposits of $51.6 million and $57.3 million in proceeds from maturing securities and $7.1 million of net income.

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

           In the early 1990's, management of Texas State Bank (the "Bank") decided to process all data in-house and offer data processing services to third party banks. As part of this initiative, management decided to purchase all critical software and support services from third party software vendors. All of the critical software purchased had already been coded to recognize a four-digit date. The Bank has no computer applications developed in-house.


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


VALIDATION PHASE: TESTING CURRENT AND UPGRADED SYSTEMS.

           The Bank has created a Year 2000 Test Lab located in the Data Center to test many of the internal and external Core Mission critical systems. The Bank completed all internal Core Mission critical testing by September 30, 1998. In addition, the Bank has requested and received vendor representations that all Core Mission critical applications are Year 2000 compliant. The Data Center and appropriate operating departments at March 31, 1999 had completed interface testing with FEDLINE.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

           At March 31, 1999, based on these simulations, earnings at risk to an immediate 100 basis points decline in market interest rates was estimated to be
6.8 percent of projected net interest income for the following twelve months. An immediate 100 basis point decline in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

           All the measurements of risk described above are made based upon the Company's business mix and interest rate exposures at the particular point in time. The exposures change continuously as a result of the Company's ongoing business and its risk management initiatives. While management believes these measures provide a meaningful representation of the Company's interest rate sensitivity, they do not necessarily take in account all business developments that have an effect on net income, such as changes in credit quality or the size and composition of the balance sheet.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

           The Company is involved in routine litigation in the normal course of its business, which in the opinion of management, will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

           None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

           None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None


ITEM 5. OTHER INFORMATION.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

    (1) Exhibits-- The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

         27    Financial Data Schedule

(b)  Reports of Form 8-K

     No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months ended March 31, 1999

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TEXAS REGIONAL BANCSHARES, INC.
                                                         (Registrant)

        April 30, 1999                               /s/ G. E. Roney
                                                         G. E. Roney
                                    Chairman of the Board, President
                                           & Chief Executive Officer


        April 30, 1999                         /s/ R. T. Pigott, Jr.
                                                   R. T. Pigott, Jr.
                                            Executive Vice President
                                           & Chief Financial Officer