Form 10-Q
period 1999-06-30
TEXAS REGIONAL BANCSHARES INC
filed 1999-07-27
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1999

                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

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


                                 (956) 631-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 14,411,583 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of July 23, 1999.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets                                                     June 30,     December 31,
(Dollars in Thousands, Except Share Data)                                         1999          1998
---------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Assets
   Cash and Due From Banks ................................................   $    51,505    $    58,274
   Time Deposits ..........................................................           237            553
   Federal Funds Sold .....................................................        15,280         32,000
---------------------------------------------------------------------------------------------------------
     Total Cash and Cash Equivalents ......................................        67,022         90,827
   Securities Available for Sale, at Fair Value ...........................       474,407        455,936
   Securities Held to Maturity, at Amortized Cost (Fair Value of
     $8,456 in 1999 and $14,650 in 1998) ..................................         8,314         14,331
   Loans, Net of Unearned Discount of $5,771 in 1999 and $4,886 in 1998 ...     1,179,339      1,089,505
   Less: Allowance for Loan Losses ........................................       (14,261)       (13,236)
---------------------------------------------------------------------------------------------------------
     Net Loans ............................................................     1,165,078      1,076,269
   Premises and Equipment, Net ............................................        69,588         69,827
   Accrued Interest Receivable ............................................        19,128         16,416
   Other Real Estate ......................................................         5,872          5,060
   Goodwill and Identifiable Intangibles ..................................        25,535         26,894
   Other Assets ...........................................................         9,624          6,769
---------------------------------------------------------------------------------------------------------
     Total Assets .........................................................   $ 1,844,568    $ 1,762,329
=========================================================================================================
Liabilities
   Deposits
     Demand ...............................................................   $   244,960    $   234,655
     Savings ..............................................................       110,645        107,711
     Money Market Checking and Savings ....................................       296,427        301,238
     Time Deposits ........................................................       980,357        919,338
---------------------------------------------------------------------------------------------------------
       Total Deposits .....................................................     1,632,389      1,562,942
   Federal Funds Purchased and Securities Sold Under Repurchase Agreements         13,831          7,407
   Accounts Payable and Accrued Liabilities ...............................        18,113         14,512
---------------------------------------------------------------------------------------------------------
     Total Liabilities ....................................................     1,664,333      1,584,861
---------------------------------------------------------------------------------------------------------
   Commitments and Contingencies
   Shareholders' Equity
     Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
       None Issued and Outstanding ........................................          --             --
     Common Stock - Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
       Issued and Outstanding 14,411,583 Shares in 1999 and 1998 ..........        14,412         14,412
     Paid-In Capital ......................................................        87,586         87,586
     Retained Earnings ....................................................        85,776         74,861
     Accumulated Other Comprehensive Income (Loss) ........................        (7,539)           609
---------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity .........................................       180,235        177,468
---------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity ...........................   $ 1,844,568    $ 1,762,329
=========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                                                             Three Months                 Six Months
Texas Regional Bancshares, Inc. and Subsidiaries                            Ended June 30,               Ended June 30,
Consolidated Statements of Income and Comprehensive Income             ------------------------------------------------------
(Dollars in Thousands, Except Share Data)                                 1999           1998          1999           1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
Interest Income
   Loans, Including Fees ..........................................    $ 27,064       $ 24,644       $ 52,840       $ 48,165
   Securities
     Taxable ......................................................       6,689          6,021         13,076         12,324
     Tax-Exempt ...................................................         510            375            996            739
   Time Deposits ..................................................           4             33              9             51
   Federal Funds Sold .............................................         324            345            663            701
-----------------------------------------------------------------------------------------------------------------------------
     Total Interest Income ........................................      34,591         31,418         67,584         61,980
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Deposits .......................................................      14,754         13,954         29,023         27,893
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements .............................         108             84            201            112
-----------------------------------------------------------------------------------------------------------------------------
     Total Interest Expense .......................................      14,862         14,038         29,224         28,005
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for Loan Losses ..............      19,729         17,380         38,360         33,975
Provision for Loan Losses .........................................       1,499            981          2,822          1,922
-----------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision for Loan Losses ............      18,230         16,399         35,538         32,053
-----------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Service Charges on Deposit Accounts ............................       2,311          1,941          4,382          3,770
   Other Service Charges ..........................................         623            516          1,277          1,102
   Trust Service Fees .............................................         495            430            976            877
   Net Realized Gains (Losses) on Sales of
     Securities Available for Sale ................................          (1)           198             (1)           420
   Data Processing Service Fees ...................................         518            344          1,013            685
   Other Operating Income .........................................         251            194            706            731
-----------------------------------------------------------------------------------------------------------------------------
     Total Noninterest Income .....................................       4,197          3,623          8,353          7,585
-----------------------------------------------------------------------------------------------------------------------------
Noninterest Expense
   Salaries and Employee Benefits .................................       5,551          4,390         10,518          9,057
   Net Occupancy Expense ..........................................       1,008            842          1,993          1,620
   Equipment Expense ..............................................       1,228          1,090          2,451          2,224
   Other Real Estate (Income) Expense, Net ........................         103            (61)           196             (6)
   Amortization of Goodwill and Identifiable Intangibles ..........         679            681          1,359          1,302
   One Time Charge - Acquisitions .................................        --               46           --              728
   Other Noninterest Expense ......................................       2,350          2,650          4,941          5,240
-----------------------------------------------------------------------------------------------------------------------------
     Total Noninterest Expense ....................................      10,919          9,638         21,458         20,165
-----------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense ..................................      11,508         10,384         22,433         19,473
Income Tax Expense ................................................       4,043          3,624          7,916          6,870
-----------------------------------------------------------------------------------------------------------------------------
Net Income ........................................................       7,465          6,760         14,517         12,603
Other Comprehensive Income (Loss), Net of Tax -
   Unrealized Gains (Losses) on Securities Available for Sale
     Unrealized Holding Gains (Losses) Arising During Period ......      (6,829)           101         (8,149)           485
     Less: Reclassification Adjustment for Gains (Losses)
       Included in Net Income .....................................          (1)           129             (1)           273
-----------------------------------------------------------------------------------------------------------------------------
       Total Other Comprehensive Income (Loss) ....................      (6,828)           (28)        (8,148)           212
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income ..............................................    $    637       $  6,732       $  6,369       $ 12,815
=============================================================================================================================
Net Income Per Common Share
   Basic ..........................................................    $   0.52       $   0.47       $   1.01       $   0.87
   Diluted ........................................................        0.51           0.46           0.99           0.86
=============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and                                                                  Accumulated
   Subsidiaries                                                                                         Other
Consolidated Statements of Changes                       Common                                     Comprehensive     Total
   In Shareholders' Equity                               Stock -        Paid-In      Retained          Income      Shareholders'
(Dollars in Thousands)                                   Class A        Capital      Earnings          (Loss)         Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
Six Months Ended June 30, 1999
   Balance, Beginning of Period .....................    $  14,412      $  87,586     $  74,861      $     609      $ 177,468
   Net Income .......................................         --             --          14,517           --           14,517
   Unrealized Losses on Securities,
     Net of Tax and Reclassification Adjustment .....         --             --            --           (8,148)        (8,148)
---------------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income .....................         --             --          14,517         (8,148)         6,369
---------------------------------------------------------------------------------------------------------------------------------
   Class A Common Stock Cash Dividends ..............         --             --          (3,602)          --           (3,602)
---------------------------------------------------------------------------------------------------------------------------------
   Balance, End of Period ...........................    $  14,412      $  87,586     $  85,776      $  (7,539)     $ 180,235
=================================================================================================================================
   Disclosure of Reclassification Amount
     Unrealized Holding Losses During Period ........                                                $  (8,149)
     Less Reclassification Adjustment for
       Losses Included in Net Income ................                                                       (1)
---------------------------------------------------------------------------------------------------------------------------------
       Net Change in Unrealized Losses
         on Securities Available for Sale ...........                                                $  (8,148)
=================================================================================================================================

Six Months Ended June 30, 1998
   Balance, Beginning of Period .....................    $  14,403      $  87,078     $  59,167      $     907      $ 161,555
   Net Income .......................................         --             --          12,603           --           12,603
   Unrealized Gains on Securities,
     Net of Tax and Reclassification Adjustment .....         --             --            --              212            212
---------------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income .....................         --             --          12,603            212         12,815
---------------------------------------------------------------------------------------------------------------------------------
   Exercise of Stock Options, 5,661 Shares of
   Class A Common Stock .............................            6             88                                          94
   Tax Effect of Nonqualified Stock Options
     Exercised ......................................         --              398          --             --              398
   Class A Common Stock Cash Dividends ..............         --             --          (3,176)          --           (3,176)
   Cash Dividends Paid on Fractional Shares .........         --             --              (8)          --               (8)
---------------------------------------------------------------------------------------------------------------------------------
   Balance, End of Period ...........................    $  14,409      $  87,564     $  68,586      $   1,119      $ 171,678
=================================================================================================================================
   Disclosure of Reclassification Amount
     Unrealized Holding Gains During Period .........                                                $     485
     Less Reclassification Adjustment for Gains
       Included in Net Income .......................                                                      273
---------------------------------------------------------------------------------------------------------------------------------
       Net Change in Unrealized Gains on
         Securities Available for Sale ..............                                                $     212
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


Texas Regional Bancshares, Inc. and Subsidiaries                                    Six Months
Consolidated Statements of Cash Flows                                              Ended June 30,
(Dollars in Thousands)                                                        -----------------------
                                                                                 1999          1998
-----------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
Cash Flows from Operating Activities
   Net Income .............................................................   $  14,517    $  12,603
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation, Amortization and Accretion, Net ......................       4,136        3,112
       Provision for Loan Losses ..........................................       2,822        1,922
       Provision for Estimated Losses on Other Real Estate and Other Assets          16            7
       (Gain) Loss on Sale of Securities Available for Sale ...............           1         (420)
       Loss on Sale of Other Assets .......................................          21           33
       Gain on Sale of Other Real Estate ..................................        (172)        (233)
       Gain on Sale of Premises and Equipment .............................         (39)        (159)
       Change in Assets and Liabilities, Net of Effects from Merger
         Decrease in Deferred Income Tax Asset ............................       3,552         --
         Decrease in Deferred Income Tax Liability ........................      (4,487)      (1,533)
         Increase in Accrued Interest Receivable and Other Assets .........      (4,612)      (4,339)
         Increase in Accounts Payable and Accrued Liabilities .............         923          188
-----------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities .................................      16,678       11,181
-----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Proceeds from Sales of Securities Available for Sale ...................       2,206      118,237
   Proceeds from Maturing Securities Available for Sale ...................     100,626       50,149
   Purchases of Securities Available for Sale .............................    (126,668)    (156,375)
   Proceeds from Maturing Securities Held to Maturity .....................       6,000       30,981
   Proceeds from Sale of Loans ............................................         690        2,033
   Purchases of Loans .....................................................      (2,647)        (297)
   Loan Originations and Advances, Net ....................................     (91,491)     (41,000)
   Recoveries of Charged-Off Loans ........................................         182          471
   Proceeds from Sale of Premises and Equipment ...........................         220          461
   Purchases of Premises and Equipment ....................................      (2,879)     (14,201)
   Proceeds from Sale of Other Real Estate ................................         650          307
   Proceeds from Sale of Other Assets .....................................         359          426
   Net Cash Provided By Mergers ...........................................        --          5,160
-----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities .....................................    (112,752)      (3,648)
-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net Increase in Demand Deposits, Savings, Money
     Market Checking and Savings Accounts .................................       8,428        5,926
   Net Increase in Time Deposits ..........................................      61,019       42,024
   Net Increase in Federal Funds Purchased
     and Securities Sold Under Repurchase Agreements ......................       6,424        1,776
   Cash Dividends Paid on Class A Common Stock ............................      (3,602)      (3,033)
   Cash Dividends Paid on Fractional Shares ...............................        --             (8)
   Tax Effect of Nonqualified Stock Options Exercised .....................        --            398
   Proceeds from the Sale of Common Stock .................................        --             94
-----------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities .................................      72,269       47,177
-----------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents ..........................     (23,805)      54,710
Cash and Cash Equivalents at Beginning of Period ..........................      90,827       81,353
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period ................................   $  67,022    $ 136,063
=====================================================================================================

Texas Regional Bancshares, Inc. and Subsidiaries                                                 Six Months
Consolidated Statements of Cash Flows                                                          Ended June 30,
(Dollars in Thousands)                                                                  ---------------------------
                                                                                           1999             1998
-------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
Supplemental Disclosures of Cash Flow Information
   Interest Paid ....................................................................     $29,237          $27,723
   Income Taxes Paid ................................................................       9,460            8,148
Supplemental Schedule of Noncash Investing and Financing Activities
   Foreclosure and Repossession in Partial Satisfaction of Loans Receivable .........       4,006            2,528
   Financing Provided For Sales of Other Real Estate ................................       2,371            1,445
   Net Increase in Securities Trades not Settled ....................................       7,500             --
   Net Increase in Dividends Payable ................................................        --                143
The Company acquired Raymondville Bancorp, Inc. and its subsidiary, Bank of
   Texas, on February 19, 1998. Assets acquired and liabilities assumed are as follows:
     Fair Value of Assets Acquired ..................................................        --             63,944
     Cash Paid ......................................................................        --              9,600
     Liabilities Assumed ............................................................        --             58,512
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

               TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 1999 and 1998 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

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


NOTE 2: IMPAIRED LOANS

      The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $6.5 million at June 30, 1999 for which there was a related allowance for loan losses of $871,000. At June 30, 1999, the Company had $59,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 1999 was $7.3 million. Interest income on impaired loans of $45,000 was recognized for cash payments received during the six months ended June 30, 1999.


NOTE 3: COMMON STOCK

      On June 8, 1999, the Board of Directors approved a cash dividend or $0.125 per share for shareholders of record on July 1, 1999 and payable on July 15, 1999.

NOTE 4: EARNINGS PER COMMON SHARE COMPUTATIONS

      The table below presents a reconciliation of basic and diluted earnings per share computations.

                                                                          Three Months                     Six Months
                                                                         Ended June 30,                   Ended June 30,
(Dollars in Thousands, Except Share Data)                            1999             1998             1999            1998
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Net Income Available to Common Shareholders ..................   $     7,465      $     6,760      $    14,517      $    12,603
--------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares Outstanding
   Used in Basic EPS Calculation .............................    14,411,583       14,408,312       14,411,583       14,405,898
Add Assumed Exercise of Outstanding Stock Options as
   Adjustments for Dilutive Securities .......................       220,738          242,241          216,143          243,482
--------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
   Outstanding Used in Diluted EPS Calculations ..............    14,632,321       14,650,553       14,627,726       14,649,380
--------------------------------------------------------------------------------------------------------------------------------
Basic EPS ....................................................   $      0.52      $      0.47      $      1.01      $      0.87
Diluted EPS ..................................................          0.51             0.46             0.99             0.86
--------------------------------------------------------------------------------------------------------------------------------

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

      Forward-Looking Statements. This Management's Discussion and Analysis includes forward-looking statements, such as: statements of the Company's goals, intentions and expectations; estimates of risks and of future costs and benefits; and statements of the Company's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; statements by suppliers of data processing equipment and services, government agencies, and other third parties as to year 2000 compliance and costs; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results do not necessarily indicate its future results.

      The following presents management's discussion and analysis of the Company's consolidated financial condition and results of operations at the dates and for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.


GENERAL

      Texas Regional Bancshares, Inc. (the "Company"), a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas, is a bank holding company within the meaning of the Bank Holding Company Act of 1956. The Company is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Texas Regional Delaware, Inc., incorporated under the laws of Delaware as a wholly owned second tier bank holding company subsidiary, owns Texas State Bank (the "Bank"), the Company's primary operating subsidiary. The Bank has two wholly owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 to receive and liquidate foreclosed assets.

      Texas State Bank operates twenty banking locations in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Harlingen, Hidalgo, Penitas, Raymondville, Rio Grande City and Roma. At June 30, 1999, Texas Regional had consolidated total assets of $1.8 billion, loans (net of unearned discount) of $1.2 billion, deposits of $1.6 billion, and shareholders' equity of $180.2 million.

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

      The third acquisition was Raymondville Bancorp, Inc. and its subsidiary, Bank of Texas. Bank of Texas was headquartered in Raymondville, Willacy County, Texas, with one additional banking facility in Brownsville, Texas. The shareholder of Raymondville Bancorp, Inc. received cash consideration of $9.6 million in this acquisition, and the Company paid $100,000 in consideration for a covenant not to compete. The Company discharged approximately $330,000 of existing Raymondville Bancorp, Inc. indebtedness. Bank of Texas had assets of approximately $63.9 million, equity of $5.1 million, loans of $25.5 million, and deposits of $56.5 million. Bank of Texas was merged with and into the Bank.

      The Company accounted for its acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. under the pooling-of-interests method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. A One Time Charge-Acquisitions of $728,000 or $0.03 per diluted common share, net of federal income tax, reduced net income for the six months ended June 30, 1998. These expenses, primarily professional fees and computer conversion costs, related to business combinations accounted for by the pooling-of-interests method. The Company accounted for its acquisition of Raymondville Bancorp, Inc. under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998.

      The Company has entered into a definitive agreement to acquire Harlingen Bancshares, Inc. and its subsidiary, Harlingen National Bank. At March 31, 1999, Harlingen Bancshares, Inc. had assets of $225.3 million, equity of $21.0 million, loans of $127.8 million, and deposits of $203.4 million. The definitive agreement calls for a cash consideration of approximately $34.0 million for all outstanding shares of Harlingen Bancshares, Inc. and is subject to approval by the appropriate regulators and satisfaction of certain other conditions. The purchase is expected to close during the third quarter of 1999 and to be accounted under the purchase method of accounting.


FINANCIAL CONDITION


CASH AND CASH EQUIVALENTS

      The Company, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $67.0 million at June 30, 1999. Comparatively, the Company had $90.8 million in cash and cash equivalents at December 31, 1998, a decrease of $23.8 million or 26.2%.


SECURITIES

      Securities consist of U.S. Treasury, federal agency, mortgage-backed and state, county and municipal securities. The Bank classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as Held to Maturity and measured at amortized cost in the consolidated balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as Trading and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses included in earnings. Securities not classified as either Held to Maturity or Trading are classified as Available for Sale and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses reported in a separate component of shareholders' equity, net of applicable income taxes until realized.

      At June 30, 1999 and December 31, 1998, no securities were classified as Trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

      The following table presents the amortized cost and estimated fair value of securities at June 30, 1999 and December 31, 1998 (dollars in thousands):

                                                                               Gross             Gross
                                                            Amortized        Unrealized        Unrealized           Fair
                                                              Cost             Gains             Losses             Value
-----------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
   June 30, 1999 (Unaudited)
     U.S. Government Agency ..........................      $326,172          $    217          $ (8,973)          $317,416
     Mortgage-Backed .................................       115,550              --              (2,086)           113,464
     States and Political Subdivisions ...............        40,211               245            (1,133)            39,323
     Other ...........................................         4,162                45                (3)             4,204
-----------------------------------------------------------------------------------------------------------------------------
       Total .........................................      $486,095          $    507          $(12,195)          $474,407
=============================================================================================================================
   December 31, 1998
     U.S. Government Agency ..........................      $313,647          $  1,289          $   (966)          $313,970
     Mortgage-Backed .................................       101,670               206              (511)           101,365
     States and Political Subdivisions ...............        36,112               994              (118)            36,988
     Other ...........................................         3,562                51              --                3,613
-----------------------------------------------------------------------------------------------------------------------------
       Total .........................................      $454,991          $  2,540          $ (1,595)          $455,936
=============================================================================================================================

Securities Held to Maturity
   June 30, 1999 (Unaudited)
     U.S. Treasury ...................................      $  5,006          $     63          $   --             $  5,069
     States and Political Subdivisions ...............         3,308                79              --                3,387
-----------------------------------------------------------------------------------------------------------------------------
       Total .........................................      $  8,314          $    142          $   --             $  8,456
=============================================================================================================================
   December 31, 1998
     U.S. Treasury ...................................      $ 10,013          $    173          $   --             $ 10,186
     States and Political Subdivisions ...............         4,318               146              --                4,464
-----------------------------------------------------------------------------------------------------------------------------
       Total .........................................      $ 14,331          $    319          $   --             $ 14,650
=============================================================================================================================

      Net unrealized holding gains (losses), net of related tax effect, of ($7.5 million) and $609,000 at June 30, 1999 and December 31, 1998, respectively, on securities available for sale are reported as a separate component of shareholders' equity and as other comprehensive income.

      Securities with carrying values of $428.4 million at June 30, 1999 and $351.7 million at December 31, 1998 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.


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

      The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at June 30, 1999 of $7.4 million represented 0.6% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

      Total loans of $1.2 billion at June 30, 1999 increased $89.8 million or 8.2% compared to December 31, 1998 levels of $1.1 billion. The increase in total loans for the six months ended June 30, 1999 reflects growth in all loan categories except Commercial Tax-Exempt and Agricultural loans and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loan portfolio (dollars in thousands):


                                             June 30,          December 31,
                                               1999               1998
-----------------------------------------------------------------------------
                                            (Unaudited)

Commercial ............................     $  345,962         $  311,966
Commercial Tax-Exempt .................         19,943             22,155
-----------------------------------------------------------------------------
   Total Commercial Loans .............        365,905            334,121
-----------------------------------------------------------------------------
Agricultural ..........................         44,826             52,302
-----------------------------------------------------------------------------
Real Estate
   Construction .......................         85,018             66,018
   Commercial Mortgage ................        383,878            354,134
   Agricultural Mortgage ..............         36,830             34,440
   1-4 Family Mortgage ................        133,024            128,945
-----------------------------------------------------------------------------
     Total Real Estate ................        638,750            583,537
-----------------------------------------------------------------------------
Consumer ..............................        129,858            119,545
-----------------------------------------------------------------------------
   Total Loans ........................     $1,179,339         $1,089,505
=============================================================================

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

      Nonperforming assets of $12.6 million at June 30, 1999 decreased $3.1 million, 19.9% compared to December 31, 1998 levels of $15.8 million. Nonaccrual loans of $6.5 million at June 30, 1999 decreased $3.9 million or 37.5% compared to $10.4 million at December 31, 1998. The decrease in nonaccrual loans during 1999 resulted from foreclosure on several credits secured primarily by real estate. Cross-border nonaccrual loans at June 30, 1999 of $2.6 million reflect no change from December 31, 1998. The increase in foreclosed assets during 1998 was primarily attributable to a higher rate of foreclosure loans with real estate collateral, net of write-downs and liquidations. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

      Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at June 30, 1999 and December 31, 1998 that are not classified as nonaccrual totaled $4.2 million and $3.1 million, respectively. The increase in accruing loans past due 90 days or more at June 30, 1999 as compared to the year ended December 31, 1998 is partly attributable to several diverse loans secured primarily by real estate. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at June 30, 1999 decreased to 1.42% from 1.72% at December 31, 1998 due primarily to the increase in total loans.

      An analysis of the components of nonperforming assets follows (dollars in thousands):

                                                     June 30,    December 31,
                                                       1999         1998
------------------------------------------------------------------------------
                                                    (Unaudited)

Nonaccrual Loans ..................................   $ 6,510      $10,414
Renegotiated Loans ................................      --           --
------------------------------------------------------------------------------
   Nonperforming Loans ............................     6,510       10,414
Foreclosed Assets .................................     6,129        5,368
------------------------------------------------------------------------------
   Total Nonperforming Assets .....................    12,639       15,782
Accruing Loans 90 Days or More Past Due ...........     4,161        3,099
------------------------------------------------------------------------------
   Total Nonperforming Assets and Accruing Loans
     90 Days or More Past Due .....................   $16,800      $18,881
==============================================================================
Nonperforming Loans as a % of Total Loans .........      0.55%        0.96%
Nonperforming Assets as a % of Total Loans and
   Foreclosed Assets ..............................      1.07         1.44
Nonperforming Assets as a % of Total Assets .......      0.69         0.90
Nonperforming Assets Plus Accruing Loans 90 Days
   or More Past Due as a % of Total Loans and
   Foreclosed Assets ..............................      1.42         1.72
==============================================================================

      Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at June 30, 1999, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.


ALLOWANCE FOR LOAN LOSSES

      Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. A specific percentage is allocated to total loans in good standing and not specifically reserved while additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged-off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank's allowance for loan losses. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

      The allowance for loan losses at June 30, 1999 totaled $14.3 million, representing a net increase of $1.0 million or 7.7% compared to $13.2 million at December 31, 1998. Management believes that the allowance for loan losses at June 30, 1999 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

                                                             Three Months Ended June 30,        Six Months Ended June 30,
                                                               1999              1998             1999             1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Balance at Beginning of Period .........................      $13,673          $12,115          $13,236          $11,291
Balance from Acquisitions ..............................         --               --               --                308
Provision for Loan Losses ..............................        1,499              981            2,822            1,922
Charge-Offs
   Commercial ..........................................          674              300            1,287              528
   Agricultural ........................................         --                630                5              643
   Real Estate .........................................           28              111               48              231
   Consumer ............................................          281              319              639              552
---------------------------------------------------------------------------------------------------------------------------
     Total Charge-Offs .................................          983            1,360            1,979            1,954
---------------------------------------------------------------------------------------------------------------------------
Recoveries
   Commercial ..........................................           22               47               63              171
   Agricultural ........................................            2             --                  5             --
   Real Estate .........................................            2              195               12              197
   Consumer ............................................           46               60              102              103
---------------------------------------------------------------------------------------------------------------------------
     Total Recoveries ..................................           72              302              182              471
---------------------------------------------------------------------------------------------------------------------------
Net Charge-Offs ........................................          911            1,058            1,797            1,483
---------------------------------------------------------------------------------------------------------------------------
Balance at End of Period ...............................      $14,261          $12,038          $14,261          $12,038
===========================================================================================================================
Ratio of Allowance for Loan Losses to
   Loans Outstanding, Net of Unearned Discount .........         1.21%            1.19%            1.21%            1.19%
Ratio of Allowance for Loan Losses to
   Nonperforming Loans .................................       219.06           143.43           219.06           143.43
Ratio of Net Charge-Offs to Average Total
   Loans Outstanding, Net of Unearned Discount .........         0.31             0.42             0.32             0.30
===========================================================================================================================

PREMISES AND EQUIPMENT, NET

      Premises and equipment of $69.6 million at June 30, 1999 decreased $239,000 or 0.3% compared to $69.8 million at December 31, 1998. The decrease for the six months ended June 30, 1999 resulted primarily from depreciation and amortization, net of additions.


GOODWILL AND IDENTIFIABLE INTANGIBLES

      Goodwill and identifiable intangibles of $25.5 million at June 30, 1999 decreased $1.4 million or 5.1% compared to $26.9 million at December 31, 1998. The net decrease for the six months ended June 30, 1999 is attributable to amortization of existing intangible assets.


DEPOSITS

      Total deposits of $1.6 billion at June 30, 1999 increased $69.4 million or 4.4% compared to December 31, 1998 levels of $1.6 billion. The increase in total deposits for the six months ended June 30, 1999 is primarily attributable to growth in the volume of business conducted by the Company and the vitality of the Rio Grande Valley economy. The following table presents the composition of total deposits (dollars in thousands):


                                                June 30,       December 31,
                                                  1999             1998
------------------------------------------------------------------------------
                                               (Unaudited)

Demand Deposits
   Commercial and Individual .............     $  238,444       $  227,220
   Public Funds ..........................          6,516            7,435
------------------------------------------------------------------------------
     Total Demand Deposits ...............        244,960          234,655
------------------------------------------------------------------------------
Interest-Bearing Deposits
   Savings
     Commercial and Individual ...........        109,492          106,446
     Public Funds ........................          1,153            1,265
   Money Market Checking and Savings
     Commercial and Individual ...........        249,640          236,157
     Public Funds ........................         46,787           65,081
   Time Deposits
     Commercial and Individual ...........        710,162          727,205
     Public Funds ........................        270,195          192,133
------------------------------------------------------------------------------
     Total Interest-Bearing Deposits .....      1,387,429        1,328,287
------------------------------------------------------------------------------
       Total Deposits ....................     $1,632,389       $1,562,942
==============================================================================

SHAREHOLDERS' EQUITY

      Shareholders' equity increased by $2.8 million, or 1.6%, during the six months ended June 30, 1999 due to comprehensive income of $6.4 million less cash dividends of $3.6 million. Comprehensive income for the period included net income of $14.5 million and unrealized loss on securities available for sale, net of tax, of $8.1 million.

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

                                                                   June 30, 1999                December 31, 1998
                                                          -----------------------------------------------------------
                                                              Amount          Ratio           Amount         Ratio
---------------------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Total Shareholders' Equity before unrealized
   gains or losses on Securities Available for Sale.....     $187,774                        $176,859
Less Goodwill and Other Deductions......................      (25,535)                        (26,894)
---------------------------------------------------------------------------------------------------------------------
Total Tier I Capital....................................      162,239                         149,965
Total Tier II Capital...................................       14,261                          13,236
---------------------------------------------------------------------------------------------------------------------
Total Qualifying Capital................................     $176,500                        $163,201
=====================================================================================================================
Total Risk-Based Capital................................     $176,500        13.79%          $163,201       14.06%
Total Risk-Based Capital Minimum........................      102,419         8.00             92,884        8.00
---------------------------------------------------------------------------------------------------------------------
Tier I Risk-Based Capital...............................      162,239        12.67            149,965       12.92
Tier I Risk-Based Capital Minimum.......................       51,209         4.00             46,442        4.00
---------------------------------------------------------------------------------------------------------------------
Tier I Leverage Capital.................................      162,239         8.93            149,965        8.85
Tier I Leverage Capital Minimum.........................       72,644         4.00             67,772        4.00
=====================================================================================================================

      At June 30, 1999, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.


RESULTS OF OPERATIONS


NET INCOME

      Net income available for common shareholders was $7.5 million and $6.8 million and earnings per diluted common share were $0.51 and $0.46 for the three months ended June 30, 1999 and 1998, respectively. The Company incurred a One Time Charge-Acquisitions of $46,000 or $0.01 per diluted common share, net of federal income tax, during the quarter ended June 30, 1998. These expenses, primarily professional fees and computer conversion costs, related to business combinations accounted for by the pooling-of-interests method. Net income increased due to sustained loan growth, strong asset quality and strict expense control. Return on assets averaged 1.63% and 1.67%, respectively, while return on shareholders' equity averaged 16.27% and 15.98%, respectively, for the three months ended June 30, 1999 and 1998.

      For the six months ended June 30, 1999, net income available for common shareholders was $14.5 million compared to $12.6 million for the same period in 1998, representing an increase of $1.9 million or 15.2%. Earnings per diluted common share were $0.99 and $0.86, respectively, for the six months ended June 30, 1999 and 1998. The Company incurred a One Time Charge-Acquisitions of $728,000 or $0.03 per diluted common share, net of federal income tax, during the six months ended June 30, 1998. Return on assets averaged 1.62% and return on shareholders' equity averaged 16.08% for the six months ended June 30, 1999 compared to 1.58% and 15.19%, respectively, for the same period in 1998.


INTEREST INCOME

      Interest income for the three months ended June 30, 1999 was $34.6 million, an increase of $3.2 million or 10.1% from the three months ended June 30, 1998. For the six months ended June 30, 1999, interest income was $67.6 million, a $5.6 million or 9.0% increase from the same period in 1998. This increase in interest income is due to a $222.4 million or 15.3% increase in average earning assets to $1.7 billion for the three months ended June 30, 1999 from the same period last year. Average earning assets increased by $199.1 million or 13.8% to $1.6 billion for the six months ended June 30, 1999.

      Interest income on loans increased $2.4 million to $27.1 million for the three months ended June 30, 1999. A $143,000 increase in average loans outstanding over the same period in 1998 propelled this increase. Interest income on securities increased to $7.2 million, a $803,000 increase from the prior comparable period. This increase was attributable to a $79.1 million increase in average securities, up 19.6% when compared to the three months ended June 30, 1998.

      For the six months ended June 30, 1999, interest income on loans increased 9.7% to $52.8 million, up from $48.2 million for the same period in 1998. Interest income on securities increased to $14.1 million, an increase of $1.0 million or 7.7% from the prior period. These gains were principally related to an increase of average earning assets to $1.6 billion for the six months ended June 30, 1999, an increase of 13.8% for the same period last year.


INTEREST EXPENSE

      Interest expense on deposits and other borrowings was $14.9 million for the three months ended June 30, 1999 compared to $14.0 million for the same period in 1998. For the six months ended June 30, 1999, interest expense on deposits and other borrowings was $29.2 million compared to $28.0 million for the same period in 1998. The increase in interest expense was attributable to a $205.6 million and $188.3 million increase in average interest-bearing liabilities from the three and six month comparable period, respectively.


 NET INTEREST INCOME

      Net interest income, reported on a tax equivalent basis, was $20.1 million for the three months ended June 30, 1999, compared with $17.8 million for the same period in 1998, an increase of 13.2%. For the six months ended June 30, 1999, net interest income increased 12.7% from the same period in 1998 to $39.1 million. The increase in net interest income during the three and six months ended June 30, 1999 was largely due to growth in average interest-earning assets, primarily loans.

      The net interest margin was 4.81% for the three months ended June 30, 1999, compared with 4.90% for the same period in 1998. This nominal decrease was attributable to a forty basis point decrease in the yield on average interest earning assets to 8.37%, down from 8.77% for the same period last year. The cost of interest-bearing liabilities also decreased thirty eight basis points to 4.26% for the three months ended June 30, 1999. The net interest margin was 4.81% for the six months ended June 30, 1999, down from 4.85% for the same period in 1998. This decrease was attributable to a thirty seven basis point decrease in the yield on average interest earning assets of 8.40%, down from 8.77% for the same period last year. The cost of interest-bearing liabilities also decreased forty basis points to 4.29% for the six months ended June 30, 1999.

      The following table presents for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 1999 and 1998 (dollars in thousands):

                                                                             Three Months Ended
                                        ---------------------------------------------------------------------------------------
                                                             June 30, 1999                           June 30, 1998
                                        ---------------------------------------------------------------------------------------
                                                  Average                   Yield/        Average                    Yield/
Taxable-Equivalent Basis (1)                      Balance       Interest   Rate (2)       Balance       Interest    Rate (2)
-------------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Assets
   Interest-Earning Assets
     Loans
       Commercial.........................      $   418,128    $  9,221      8.85%      $   356,459     $  8,413      9.47%
       Real Estate........................          619,561      14,587      9.44           554,606       13,592      9.83
       Consumer...........................          127,597       3,375     10.61           111,476        2,807     10.10
-------------------------------------------------------------------------------------------------------------------------------
         Total Loans......................        1,165,286      27,183      9.36         1,022,541       24,812      9.73
-------------------------------------------------------------------------------------------------------------------------------
     Securities
       Taxable............................          440,068       6,689      6.10           376,057        6,021      6.42
       Tax-Exempt.........................           43,556         765      7.04            28,420          581      8.20
-------------------------------------------------------------------------------------------------------------------------------
         Total Securities.................          483,624       7,454      6.18           404,477        6,602      6.55
-------------------------------------------------------------------------------------------------------------------------------
     Time Deposits........................              355           4      4.52             1,852           33      7.15
     Federal Funds Sold...................           27,245         324      4.77            25,197          345      5.49
-------------------------------------------------------------------------------------------------------------------------------
       Total Interest-Earning Assets......        1,676,510      34,965      8.37%        1,454,067       31,792      8.77%
-------------------------------------------------------------------------------------------------------------------------------
   Cash and Due from Banks................           54,891                                  58,515
   Premises and Equipment, Net............           69,613                                  64,253
   Other Assets...........................           51,504                                  58,283
   Allowance for Loan Losses..............          (14,193)                                (12,527)
-------------------------------------------------------------------------------------------------------------------------------
     Total Assets.........................      $ 1,838,325                             $ 1,622,591
===============================================================================================================================
Liabilities
   Interest-Bearing Liabilities
     Savings..............................      $   111,935    $    622      2.23%      $   106,929     $    776      2.91%
     Money Market Checking
       And Savings........................          297,491       2,078      2.80           256,978        1,851      2.89
     Time Deposits........................          981,061      12,054      4.93           842,550       11,327      5.39
-------------------------------------------------------------------------------------------------------------------------------
       Total Savings and
         Time Deposits....................        1,390,487      14,754      4.26         1,206,457       13,954      4.64
-------------------------------------------------------------------------------------------------------------------------------
     Federal Funds Purchased
       and Securities Sold
       Under Repurchase
       Agreements.........................           10,345         108      4.19             6,515           84      5.17
-------------------------------------------------------------------------------------------------------------------------------
       Total Interest-Bearing
         Liabilities......................        1,400,832      14,862      4.26%        1,212,972       14,038      4.64%
-------------------------------------------------------------------------------------------------------------------------------
   Demand Deposits........................          246,995                                 225,449
   Other Liabilities......................            6,451                                  14,503
-------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities....................        1,654,278                               1,452,924
-------------------------------------------------------------------------------------------------------------------------------
   Shareholders' Equity...................          184,047                                 169,667
-------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and
       Shareholders' Equity...............      $ 1,838,325                             $ 1,622,591
===============================================================================================================================
Net Interest Income.......................                     $ 20,103                                 $ 17,754
===============================================================================================================================
Net Yield on Total Interest
   Earning Assets.........................                                   4.81%                                    4.90%
===============================================================================================================================

  (1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).

  (2)  Annualized.

                                                                            Six Months Ended
                                        -------------------------------------------------------------------------------------------
                                                            June 30, 1999                                June 30, 1998
                                        -------------------------------------------------------------------------------------------
                                             Average                         Yield/         Average                       Yield/
Taxable-Equivalent Basis (1)                 Balance          Interest      Rate (2)        Balance        Interest      Rate (2)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Assets
   Interest-Earning Assets
     Loans
       Commercial .......................  $   409,255      $    18,129       8.93%       $   349,469    $    16,423        9.48%
       Real Estate ......................      605,956           28,444       9.47            546,907         26,738        9.86
       Consumer .........................      125,060            6,510      10.50            106,040          5,344       10.16
-----------------------------------------------------------------------------------------------------------------------------------
         Total Loans ....................    1,140,271           53,083       9.39          1,002,416         48,505        9.76
-----------------------------------------------------------------------------------------------------------------------------------
     Securities
       Taxable ..........................      429,148           13,076       6.14            384,268         12,324        6.47
       Tax-Exempt .......................       43,055            1,496       7.01             28,045          1,126        8.10
-----------------------------------------------------------------------------------------------------------------------------------
         Total Securities ...............      472,203           14,572       6.22            412,313         13,450        6.58
-----------------------------------------------------------------------------------------------------------------------------------
     Time Deposits ......................          357                9       5.08              1,676             51        6.14
     Federal Funds Sold .................       27,989              663       4.78             25,308            701        5.59
-----------------------------------------------------------------------------------------------------------------------------------
       Total Interest-Earning Assets ....    1,640,820           68,327       8.40%         1,441,713         62,707        8.77%
-----------------------------------------------------------------------------------------------------------------------------------
   Cash and Due from Banks ..............       56,727                                         58,336
   Premises and Equipment, Net ..........       69,714                                         60,763
   Other Assets .........................       54,705                                         55,304
   Allowance for Loan Losses ............      (13,821)                                       (12,153)
-----------------------------------------------------------------------------------------------------------------------------------
     Total Assets .......................  $ 1,808,145                                    $ 1,603,963
===================================================================================================================================
Liabilities
   Interest-Bearing Liabilities
     Savings ............................  $   110,657            1,233       2.25%       $   105,684    $     1,543        2.94%
     Money Market Checking
       and Savings ......................      298,852            4,218       2.85            254,930          3,695        2.92
     Time Deposits ......................      954,227           23,572       4.98            840,486         22,655        5.44
-----------------------------------------------------------------------------------------------------------------------------------
       Total Savings and
         Time Deposits ..................    1,363,736           29,023       4.29          1,201,100         27,893        4.68
-----------------------------------------------------------------------------------------------------------------------------------
     Federal Funds Purchased
       and Securities Sold
       Under Repurchase
       Agreements .......................        9,346              201       4.34              4,272            112        5.29
-----------------------------------------------------------------------------------------------------------------------------------
       Total Interest-Bearing
         Liabilities ....................    1,373,082           29,224       4.29%         1,205,372         28,005        4.69%
-----------------------------------------------------------------------------------------------------------------------------------
   Demand Deposits ......................      242,421                                        216,733
   Other Liabilities ....................       10,579                                         14,544
-----------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities ..................    1,626,082                                      1,436,649
-----------------------------------------------------------------------------------------------------------------------------------
   Shareholders' Equity .................      182,063                                        167,314
-----------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and
       Shareholders' Equity .............  $ 1,808,145                                    $ 1,603,963
===================================================================================================================================
Net Interest Income .....................                   $    39,103                                  $    34,702
===================================================================================================================================
Net Yield on Total Interest
   Earning Assets .......................                                     4.81%                                         4.85%
===================================================================================================================================

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

                                               Three Months Ended June 30,               Six Months Ended June 30,
                                                  1999 Compared To 1998                    1999 Compared to 1998
                                     -------------------------------------------------------------------------------------------
                                                   Due to Change in                          Due to Change in
                                        Net      --------------------    Rate/      Net     -------------------       Rate/
Taxable-Equivalent Basis (1)           Change     Volume      Rate      Volume    Change     Volume       Rate       Volume
---------------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)

Interest Income
   Loans ...........................  $ 2,371    $ 3,464    $  (959)   $  (134)   $ 4,578    $ 6,671    $(1,840)   $  (253)
   Securities
     Taxable .......................      668      1,025       (305)       (52)       752      1,439       (615)       (72)
     Tax-Exempt ....................      184        309        (82)       (43)       370        603       (152)       (81)
   Time Deposits in Bank ...........      (29)       (27)       (12)        10        (42)       (40)        (9)         7
   Federal Funds Sold ..............      (21)        28        (45)        (4)       (38)        74       (101)       (11)
---------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income .........    3,173      4,799     (1,403)      (223)     5,620      8,747     (2,717)      (410)
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Deposits ........................      800      2,129     (1,153)      (176)     1,130      3,777     (2,331)      (316)
   Federal Funds Purchased and
     Securities Sold Under
     Repurchase Agreements .........       24         49        (16)        (9)        89        133        (20)       (24)
---------------------------------------------------------------------------------------------------------------------------------
     Total Interest Expense ........      824      2,178     (1,169)      (185)     1,219      3,910     (2,351)      (340)
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income Before
Allocation of
   Rate/Volume .....................    2,349      2,621       (234)       (38)     4,401      4,837       (366)       (70)
Allocation of Rate/Volume ..........     --         (293)       255         38       --         (525)       455         70
---------------------------------------------------------------------------------------------------------------------------------
Changes in Net Interest Income .....  $ 2,349    $ 2,328    $    21    $  --      $ 4,401    $ 4,312    $    89    $  --
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


PROVISION FOR LOAN LOSSES

      The Company recorded a provision for loan losses of $1.5 million for the three months ended June 30, 1999, compared to $981,000 in the three months ended June 30, 1998. For the six months ended June 30, 1999, the Company recorded a provision for loan losses of $2.8 million compared to $1.9 million for the same period in 1998. The provision for loan losses reflected an increase of $518,000 or 52.8% for the three months ended June 30, 1999 and an increase of $900,000 or 46.8% for the six months ended June 30, 1999 necessary to maintain the total allowance for loan losses at an adequate level consistent with the Company's methodology. Net charge-offs totaled $911,000 and $1.1 million, respectively, for the three months ended June 30, 1999 and 1998 and decreased to .31% of average loans in 1999 compared to .42% of average loans for 1998. During the six months ended June 30, 1999 and 1998, net charge-offs totaled $1.8 million and $1.5 million, respectively, and increased to .32% of average loans in 1999 compared to .30% of average loans for 1998.

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


NONINTEREST INCOME

      Noninterest Income totaled $4.2 million for the three months ended June 30, 1999 compared to $3.6 million for 1998. Excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale, Noninterest Income increased $773,000 or 22.6% from 1998. For the six months ended June 30, 1999, Noninterest income totaled $8.4 million, up from $7.6 million for the same period in 1998. Noninterest income for the six months ended

June 30, 1999, excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale increased $1.2 million or 16.6% over the same period in 1998.

      Total Service Charges of $2.9 million for the three months ended June 30, 1999 increased $477,000 or 19.4% compared to $2.5 million for same period in 1998. Total Service Charges were $5.7 million for the six months ended June 30, 1999 compared to $4.9 million for the same period in 1998. The increase in Total Service Charges is attributable to increased account transaction fees generated by deposit growth experienced by the Company.

      Trust Service Fees of $495,000 for the three months ended June 30, 1999 increased $65,000 or 15.1% compared to $430,000 for comparable prior year period. Trust Service Fees were $976,000 for the six months ended June 30, 1999 compared to $877,000 for the same period in 1998. The increase in Trust Service Fees is attributable to an increase in the number of trust accounts managed. The fair market value of assets managed at June 30, 1999 of $338.4 million compared to $328.9 million at the end of the first quarter and $235.2 million a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

      Net Realized Gains (Losses) on Sales of Securities Available for Sale totaled $1,000 net losses for the three months ended June 30, 1999 decreased $199,000 or 100.5% compared to $198,000 net gains for 1998. Net Realized Gains (Losses) on Sales of Securities Available for Sale were $1,000 net losses for the six months ended June 30, 1999, down from $420,000 net gains during the same period in 1998. Market opportunities to realize bond profits were limited as bond prices generally fell during the first half of 1999. Unrealized holding losses on securities available for sale totaled $7.5 million during the six months ended June 30, 1999 (see "Shareholders' Equity").

      Data Processing Fees of $518,000 for the three months ended June 30, 1999 increased $174,000 or 50.6% compared to $344,000 for the same period last year. During the six months ended June 30, 1999, data processing fees increased $328,000 or 47.9% to $1.0 million compared to $685,000 during the same period in 1998. This increase arose from the acquisition of additional banking clients and increased utilization of services offered to existing clients during 1998. The Company obtained three additional banking clients during the past year.

      Other Operating Income of $251,000 for the three months ended June 30, 1999 increased $57,000 or 29.4% compared to $194,000 for the same 1998 period. Other Operating Income was $706,000 for the six months ended June 30, 1999 compared to $731,000 during the same quarter in 1998, a decrease of $25,000 or 3.4%. Other Operating Income included a gain on sale of bank real estate of $158,000 for the three- and six-months ended June 30, 1998.


NONINTEREST EXPENSE

      Noninterest Expense of $10.9 million for the three months ended June 30, 1999 increased $1.3 million or 13.3% compared to $9.6 million for 1998. For the six months ended June 30, 1999, noninterest expense totaled $21.5 million, an increase of $1.3 million or 6.4%, from $20.2 million for the same period in 1998. The efficiency ratio of expense to total revenue improved to 44.51% for the three months ended June 30, 1999 compared to 45.80% for the same period in 1998. For the six months ended June 30, 1999, the efficiency ratio improved to 44.80% from 48.18% for 1998. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities). Excluding One Time Charge - Acquisitions of $728,000 in 1998, Noninterest Expense increased $2.0 million or 10.4% over the same six-month period in 1998. The increase results primarily from higher personnel costs and occupancy expenses associated with the new corporate headquarters building in McAllen, Texas opened in mid-1998.

      Salaries and Employee Benefits, the largest category of Noninterest Expense, of $5.6 million for the three months ended June 30, 1999 increased $1.2 million or 26.4% compared to the same period last year of $4.4 million. Salary and Employee Benefits for the six months ended June 30, 1999 was $10.5 million, an increase of $1.5 million or 16.1% from the same period in 1998. The number of full-time equivalent employees of 770 at June 30, 1999 increased 6.2% from 725 at June 30, 1998. Salaries and Employee Benefits averaged 1.21% of average assets for the three months ended June 30, 1999 compared to 1.08% for the three months ended June 30, 1998. For the six months ended June 30, 1999, Salaries and Employee Benefits averaged 1.16% of average assets compared to 1.13% for the same period in 1998.

      Net Occupancy Expense of $1.0 million for the three months ended June 30, 1999 increased $166,000 or 19.7% compared to $842,000 for 1998. For the six months ended June 30, 1999, Net Occupancy Expense increased $373,000 or 23.0% from the same period a year ago to $2.0 million. Expenses associated with the new corporate headquarters building in McAllen, Texas, opened mid-1998, contributed to the increase in Net Occupancy Expense during the three and six months ended June 30, 1999.

      Equipment Expense of $1.2 million for the three months ended June 30, 1999 increased $138,000 or 12.7% compared to $1.1 million for 1998. During the six months ended June 30, 1999, Equipment Expense totaled $2.5 million, an increase of $227,000 or 10.2% over the same period in 1998. Expenses associated with the new corporate headquarters building contributed to the increase in Equipment Expense for the three and six months ended June 30, 1999.

      Other Real Estate (Income) Expense, Net, includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate (Income) Expense, Net of $103,000 expense for the three months ended June 30, 1999 decreased $164,000 or 268.9% compared to $61,000 income for the three months ended June 30, 1998. Other Real Estate (Income) Expense, Net decreased $202,000 or 3,366.7% to $196,000 expense for the six months ended June 30, 1999 compared to the same period in 1998. The net decrease for the first half of 1999 is primarily attributable to higher volumes in Other Real Estate owned and increased direct expenses of foreclosed real estate offsetting increased operating income. Management is actively seeking buyers for all Other Real Estate.

      Amortization of Goodwill and Identifiable Intangibles of $679,000 or the three months ended June 30, 1999 decreased $2,000 or 0.3% compared to $681,000 for 1998. For the six months ended June 30, 1999, Amortization of Goodwill and Identifiable Intangibles totaled $1.4 million, an increase of $57,000 or 4.4% from the same period in 1998. The increase in Amortization of Goodwill and Identifiable Intangibles was due to the amortization of goodwill and core deposit premiums associated with the 1998 acquisitions.

      One Time Charge - Acquisitions of $46,000 and $728,000 for the three and six months ended June 30, 1998, respectively, related primarily to professional fees and computer conversion cost resulting from the Company's 1998 acquisitions.

      A detailed summary of Noninterest Expense follows (dollars in thousands):

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                       June 30,
                                                               -----------------------------------------------------------
                                                                  1999           1998            1999             1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Salaries and Wages ........................................    $  4,491        $  3,444        $  8,364        $  7,258
Employee Benefits .........................................       1,060             946           2,154           1,799
--------------------------------------------------------------------------------------------------------------------------
   Total Salaries and Employee Benefits ...................       5,551           4,390          10,518           9,057
--------------------------------------------------------------------------------------------------------------------------
Net Occupancy Expense .....................................       1,008             842           1,993           1,620
--------------------------------------------------------------------------------------------------------------------------
Equipment Expense .........................................       1,228           1,090           2,451           2,224
--------------------------------------------------------------------------------------------------------------------------
Other Real Estate Income (Expense), Net
   Rent Income ............................................        (129)             (4)           (183)            (18)
   (Gain) Loss on Sale ....................................          35            (199)           (172)           (233)
   Expenses ...............................................         196             137             536             240
   Write-Downs ............................................           1               5              15               5
--------------------------------------------------------------------------------------------------------------------------
     Total Other Real Estate Income (Expense), Net ........         103             (61)            196              (6)
--------------------------------------------------------------------------------------------------------------------------
Amortization of Goodwill and Identifiable Intangibles .....         679             681           1,359           1,302
--------------------------------------------------------------------------------------------------------------------------
One Time Charge - Acquisitions ............................        --                46            --               728
--------------------------------------------------------------------------------------------------------------------------
Other Noninterest Expense
   Advertising and Public Relations .......................         279             299             660             621
   Data Processing and Check Clearing .....................         323             286             681             581
   Director Fees ..........................................         102              48             181             172
   Franchise Tax ..........................................          13             191             135             328
   Insurance ..............................................         134             102             235             194
   FDIC Insurance .........................................          46              42              92              80
   Legal ..................................................         188             333             369             681
   Professional Fees ......................................         175             156             394             329
   Postage, Delivery and Freight ..........................         221             214             457             418
   Stationery and Supplies ................................         313             424             632             765
   Telephone ..............................................         131             127             273             259
   Other Losses ...........................................          18             110              45             166
   Miscellaneous Expense ..................................         407             318             787             646
--------------------------------------------------------------------------------------------------------------------------
     Total Other Noninterest Expense ......................       2,350           2,650           4,941           5,240
--------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense .................................    $ 10,919        $  9,638        $ 21,458        $ 20,165
==========================================================================================================================

INCOME TAX EXPENSE

      The Company recorded income tax expense of $4.0 million for the three months ended June 30, 1999 compared to $3.6 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, the provision for income taxes was $7.9 million, an increase of $1.0 million or 15.2% from $6.9 million provided for the same period in 1998. The increase in income tax expense is due primarily to an increased level of pretax income.


CAPITAL AND LIQUIDITY

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 1999, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.79%, a Tier I risk-based capital ratio of 12.67%, and a leverage ratio of 8.93%.

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

      Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold and U.S. Government Agency and mortgage-backed securities. At June 30, 1999, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, was 31.5% compared to 33.0% at December 31, 1998.

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

      During the six months ended June 30, 1999, funds for $126.7 million of securities purchases and $91.5 million of net loan growth came from various sources, including a net increase in deposits of $69.4 million and $106.6 million in proceeds from maturing securities and $14.5 million of net income.

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


RENOVATION PHASE: UPGRADE OR REPLACE NON-COMPLIANT SYSTEMS.

      Core Mission critical software and hardware vendors of the Bank have represented their products as being Year 2000 compliant. The Bank is currently testing these products to corroborate the vendor representations. Certain Non Mission critical systems have been identified as not Year 2000 compliant. These systems will require the purchase of compliant systems from third party vendors. Renovation timelines have been established and all upgrades were completed by June 30, 1999.


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


IMPLEMENTATION PHASE: SYSTEMS MUST BE YEAR 2000 READY BEFORE YEAR 2000.

      In this phase, all systems should be fully renovated, tested and certified as Year 2000. If systems fail to meet Year 2000 requirements, contingency plans will be implemented. All systems were fully renovated and tested by June 30, 1999.


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


Item 3. Quantitative and Qualitative Disclosures about Market Risks

       Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. For example, if fixed-rate loans are funded with floating-rate deposits, the spread between loan and deposit rates will decline or turn negative if rates increase. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company's interest rate risk arises from transactions entered into for purposes other than trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

      Interest rate risk is managed within the funds management policy of the Company. The principal objectives of the funds management policy is to avoid fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates. The Board of Directors oversees implementation of strategies to control interest rate risk. The Company may take steps to alter its net sensitivity position by offering deposit and/or loan structures that tend to counter the natural rate risk profile of the Company. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. Because of the volatility of market rates and uncertainties, there can be no assurance of the effectiveness of management programs to achieve a targeted moderation of risk.

      In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a "driver" and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The following table summarizes the simulated change in net interest income over a 12-month period as of June 30, 1999 and December 31, 1998 (dollars in thousands):

                                                   Increase (Decrease) in
                                                     Net Interest Income
Changes in Interest           Estimated Net      ---------------------------
Rates (Basis Points)         Interest Income       Amount          Percent
----------------------------------------------------------------------------
                                                (Unaudited)
June 30, 1999
   +100                         $82,657            $1,529            1.9%
      -                          81,128                 -              -
   -100                          78,110            (3,018)          (3.7)
December 31, 1998
   +100                          77,223             2,317            3.1
      -                          74,906                 -              -
   -100                          69,940            (4,966)          (6.6)
----------------------------------------------------------------------------

      All the measurements of risk described above are made based upon the Company's business mix and interest rate exposures at the particular point in time. An immediate 100 basis point decline in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments. Because of uncertainties as to the extent of customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events impacting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of net interest income under such conditions.

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

      None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders of the Corporation was held on April 26, 1999. The following matter was submitted to a vote of the Corporation's shareholders.

      Election of all seven director nominees was approved.

  =======================================================================================================
       Nominee                      Total Votes For      Total Votes Withheld      Total Votes Against
  -------------------------------------------------------------------------------------------------------
  Morris Atlas                         12,944,723                23,562                      -
  Frank N. Boggus                      12,958,799                 9,486                      -
  Robert G. Farris                     12,958,799                 9,486                      -
  C. Kenneth Landrum, M.D.             12,958,799                 9,486                      -
  Glen E. Roney                        12,957,943                10,342                      -
  Julie G. Uhlhorn                     12,958,799                 9,486                      -
  Jack Whetsel                         12,958,799                 9,486                      -
  =======================================================================================================

ITEM 5. OTHER INFORMATION.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

     (1) Exhibits -- The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

         27   Financial Data Schedule

(b)  Reports of Form 8-K

     No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months ended June 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TEXAS REGIONAL BANCSHARES, INC.
                                                              (Registrant)

      July 27, 1999                                        /s/ G. E. Roney
--------------------                      --------------------------------
                                                             Glen E. Roney
                                          Chairman of the Board, President
                                                 & Chief Executive Officer


      July 27, 1999                                  /s/ R. T. Pigott, Jr.
--------------------                      --------------------------------
                                                         R. T. Pigott, Jr.
                                                  Executive Vice President
                                                 & Chief Financial Officer