Form 10-Q
period 1999-09-30
TEXAS REGIONAL BANCSHARES INC
filed 1999-11-10
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from _________ to _________

                        Commission file number 000-14517

                         TEXAS REGIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

TEXAS                                                                 74-2294235
State or other jurisdiction                                     (I.R.S. Employer
of incorporation or organization)                            Identification No.)

POST OFFICE BOX 5910
3900 NORTH 10TH STREET, 11TH FLOOR
MCALLEN, TEXAS                                                        78502-5910
(Address of principal executive offices)                              (Zip Code)

                                (956) 631-5400
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 14,405,996 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of November 5, 1999.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                      SEPTEMBER 30,       DECEMBER 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                            1999               1998
                                                                                ---------------    ---------------
                                                                                  (UNAUDITED)
Assets
   Cash and Due From Banks ..................................................   $        45,844    $        58,274
   Time Deposits ............................................................               637                553
   Federal Funds Sold .......................................................            43,400             32,000
                                                                                ---------------    ---------------
     Total Cash and Cash Equivalents ........................................            89,881             90,827
   Securities Available for Sale, at Fair Value .............................           465,939            455,936
   Securities Held to Maturity, at Amortized Cost (Fair Value of
     $8,112 in 1999 and $14,650 in 1998) ....................................             8,010             14,331
   Loans, Net of Unearned Discount of $5,404 in 1999 and $4,886 in 1998 .....         1,228,889          1,089,505
   Less: Allowance for Loan Losses ..........................................           (15,079)           (13,236)
                                                                                ---------------    ---------------
     Net Loans ..............................................................         1,213,810          1,076,269
   Premises and Equipment, Net ..............................................            69,521             69,827
   Accrued Interest Receivable ..............................................            18,513             16,416
   Other Real Estate ........................................................             5,732              5,060
   Goodwill and Identifiable Intangibles ....................................            24,856             26,894
   Other Assets .............................................................            10,933              6,772
                                                                                ---------------    ---------------
     Total Assets ...........................................................   $     1,907,195    $     1,762,332
                                                                                ---------------    ---------------
Liabilities
   Deposits
     Demand .................................................................   $       242,416    $       234,655
     Savings ................................................................           106,062            107,711
     Money Market Checking and Savings ......................................           284,460            301,238
     Time Deposits ..........................................................         1,033,217            919,338
                                                                                ---------------    ---------------
       Total Deposits .......................................................         1,666,155          1,562,942
   Federal Funds Purchased and Securities Sold Under Repurchase Agreements ..            46,162              7,407
   Accounts Payable and Accrued Liabilities .................................            11,158             14,709
                                                                                ---------------    ---------------
     Total Liabilities ......................................................         1,723,475          1,585,058
                                                                                ---------------    ---------------
   Commitments and Contingencies
   Shareholders' Equity
     Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
       None Issued and Outstanding ..........................................              --                 --
     Common Stock - Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
       Issued and Outstanding 14,405,996 Shares in 1999 and 14,405,027 Shares
        In 1998 .............................................................            14,406             14,405
     Paid-In Capital ........................................................            87,411             87,396
     Retained Earnings ......................................................            91,991             74,864
     Accumulated Other Comprehensive Income (Loss) ..........................           (10,088)               609
                                                                                ---------------    ---------------
       Total Shareholders' Equity ...........................................           183,720            177,274
                                                                                ---------------    ---------------
     Total Liabilities and Shareholders' Equity .............................   $     1,907,195    $     1,762,332
                                                                                ---------------    ---------------

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                    THREE MONTHS              NINE MONTHS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE              ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
INCOME                                                          ---------    ---------   ---------    ---------
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                          1999         1998        1999         1998
                                                                ---------    ---------   ---------    ---------
                                                                                  (UNAUDITED)
Interest Income
   Loans, Including Fees ....................................   $  28,366    $  23,686   $  81,206    $  71,851
   Securities
     Taxable ................................................       6,753        6,398      19,829       18,722
     Tax-Exempt .............................................         515          391       1,511        1,130
   Time Deposits ............................................           4           16          13           67
   Federal Funds Sold .......................................         124          636         787        1,337
                                                                ---------    ---------   ---------    ---------
     Total Interest Income ..................................      35,762       31,127     103,346       93,107
                                                                ---------    ---------   ---------    ---------
Interest Expense
   Deposits .................................................      15,127       15,167      44,150       43,060
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements .......................         293           71         494          183
                                                                ---------    ---------   ---------    ---------
     Total Interest Expense .................................      15,420       15,238      44,644       43,243
                                                                ---------    ---------   ---------    ---------
Net Interest Income Before Provision for Loan Losses ........      20,342       15,889      58,702       49,864
Provision for Loan Losses ...................................       1,600        7,157       4,422        9,079
                                                                ---------    ---------   ---------    ---------
   Net Interest Income After Provision for Loan Losses ......      18,742        8,732      54,280       40,785
                                                                ---------    ---------   ---------    ---------
Noninterest Income
   Service Charges on Deposit Accounts ......................       2,469        2,110       6,851        5,880
   Other Service Charges ....................................         519          457       1,838        1,567
   Trust Service Fees .......................................         480          444       1,456        1,321
   Net Realized Gains on Sales of Securities
     Available for Sale .....................................           2        2,137           1        2,557
   Data Processing Service Fees .............................         540          391       1,553        1,074
   Other Operating Income ...................................         275          315         939        1,038
                                                                ---------    ---------   ---------    ---------
     Total Noninterest Income ...............................       4,285        5,854      12,638       13,437
                                                                ---------    ---------   ---------    ---------
Noninterest Expense
   Salaries and Employee Benefits ...........................       5,433        4,847      15,951       13,904
   Net Occupancy Expense ....................................         848        1,140       2,841        2,760
   Equipment Expense ........................................       1,337        1,229       3,788        3,453
   Other Real Estate Expense, Net ...........................          83           56         279           50
   Amortization of Goodwill and Identifiable Intangibles ....         680          680       2,039        1,982
   One Time Charge - Acquisitions ...........................        --           --          --            728
   Other Noninterest Expense ................................       2,267        2,630       7,208        7,868
                                                                ---------    ---------   ---------    ---------
     Total Noninterest Expense ..............................      10,648       10,582      32,106       30,745
                                                                ---------    ---------   ---------    ---------
Income Before Income Tax Expense ............................      12,379        4,004      34,812       23,477
Income Tax Expense ..........................................       4,365        1,207      12,281        8,077
                                                                ---------    ---------   ---------    ---------
Net Income ..................................................       8,014        2,797      22,531       15,400
Other Comprehensive Income (Loss), Net of Tax
   Unrealized Gains (Losses) on Securities Available for Sale
     Unrealized Holding Gains (Losses) Arising During Period       (2,548)       2,040     (10,696)       2,525
     Less: Reclassification Adjustment for Gains
       Included in Net Income ...............................           1        1,389           1        1,662
                                                                ---------    ---------   ---------    ---------
       Total Other Comprehensive Income (Loss) ..............      (2,549)         651     (10,697)         863
                                                                ---------    ---------   ---------    ---------
Comprehensive Income ........................................   $   5,465    $   3,448   $  11,834    $  16,263
                                                                ---------    ---------   ---------    ---------
Net Income Per Common Share
   Basic ....................................................   $    0.56    $    0.19   $    1.56    $    1.07
   Diluted ..................................................        0.55         0.19        1.54         1.05
                                                                ---------    ---------   ---------    ---------

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND                                                                 ACCUMULATED
   SUBSIDIARIES                                                                                        OTHER
CONSOLIDATED STATEMENTS OF CHANGES                                 COMMON                          COMPREHENSIVE       TOTAL
   IN SHAREHOLDERS' EQUITY                                         STOCK -   PAID-IN   RETAINED       INCOME        SHAREHOLDERS'
(DOLLARS IN THOUSANDS)                                             CLASS A   CAPITAL   EARNINGS       (LOSS)           EQUITY
                                                                   -------   -------   --------    ------------    -------------
                                                                                           (UNAUDITED)
Nine Months Ended September 30, 1999
   Balance, Beginning of Period ................................   $14,405   $87,396   $ 74,864    $        609    $     177,274
   Net Income ..................................................      --        --       22,531            --             22,531
   Unrealized Losses on Securities,
     Net of Tax and Reclassification Adjustment ................      --        --         --           (10,697)         (10,697)
                                                                   -------   -------   --------    ------------    -------------
     Total Comprehensive Income ................................      --        --       22,531         (10,697)          11,834
                                                                   -------   -------   --------    ------------    -------------
   Exercise of Stock Options, 1,000 Shares of
     Class A Common Stock ......................................         1        10       --              --                 11
   Tax Effect of Nonqualified Stock Options
     Exercised .................................................      --           5       --              --                  5
   Class A Common Stock Cash Dividends .........................      --        --       (5,404)           --             (5,404)
                                                                   -------   -------   --------    ------------    -------------
   Balance, End of Period ......................................   $14,406   $87,411   $ 91,991    $    (10,088)   $     183,720
                                                                   -------   -------   --------    ------------    -------------
   Disclosure of Reclassification Amount
     Unrealized Holding Losses During Period ...................      --        --         --      $    (10,696)            --
     Less: Reclassification Adjustment for
       Gains Included in Net Income ............................      --        --         --                 1             --
                                                                   -------   -------   --------    ------------    -------------
       Net Change in Unrealized Losses
         on Securities Available for Sale ......................      --        --         --      $    (10,697)            --
                                                                   -------   -------   --------    ------------    -------------
Nine Months Ended September 30, 1998
   Balance, Beginning of Period ................................   $14,396   $86,888   $ 59,167    $        907    $     161,358
   Net Income ..................................................      --        --       15,400            --             15,400
   Unrealized Gains on Securities,
     Net of Tax and Reclassification Adjustment ................      --        --         --               863              863
                                                                   -------   -------   --------    ------------    -------------
     Total Comprehensive Income ................................      --        --       15,400             863           16,263
                                                                   -------   -------   --------    ------------    -------------
   Exercise of Stock Options, 5,661 Shares of
     Class A Common Stock ......................................         9       113       --              --                122
   Tax Effect of Nonqualified Stock Options
     Exercised .................................................      --         403       --              --                403
   Class A Common Stock Cash Dividends .........................      --        --       (4,974)           --             (4,974)
   Cash Dividends Paid on Fractional Shares ....................      --        --           (8)           --                 (8)
                                                                   -------   -------   --------    ------------    -------------
   Balance, End of Period ......................................   $14,405   $87,404   $ 69,585    $      1,770    $     173,164
                                                                   -------   -------   --------    ------------    -------------
   Disclosure of Reclassification Amount
     Unrealized Holding Gains During Period ....................      --        --         --      $      2,525             --
     Less: Reclassification Adjustment for
       Gains Included in Net Income ............................      --        --         --             1,662             --
                                                                   -------   -------   --------    ------------    -------------
       Net Change in Unrealized Gains on
         Securities Available for Sale .........................      --        --         --      $        863             --
                                                                   -------   -------   --------    ------------    -------------

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                                                  NINE MONTHS
TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARES                                                               ENDED SEPTEMBER 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                      ------------------------
(DOLLARS IN THOUSANDS)                                                                                       1999            1998
                                                                                                           ---------      ---------
                                                                                                                 (UNAUDITED)
Cash Flows from Operating Activities
   Net Income ........................................................................................     $  22,531      $  15,400
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation, Amortization and Accretion, Net .................................................         6,234          2,199
       Provision for Loan Losses .....................................................................         4,422          9,079
       Provision for Estimated Losses on Other Real Estate and Other Assets ..........................            16             22
       Gain on Sale of Securities Available for Sale .................................................            (1)        (2,564)
       Loss on Sale of Other Assets ..................................................................            37             22
       Gain on Sale of Other Real Estate .............................................................          (152)          (286)
       Gain on Sale of Premises and Equipment ........................................................           (39)          (220)
       Change in Assets and Liabilities, Net of Effects from Merger
         Decrease in Deferred Income Tax Asset .......................................................         3,155           --
         Increase (Decrease) in Deferred Income Tax Liability ........................................        (4,487)         1,058
         (Increase) Decrease in Accrued Interest Receivable and Other Assets .........................        (3,360)           946
         Increase (Decrease) in Accounts Payable and Accrued Liabilities .............................         1,271           (459)
                                                                                                           ---------      ---------
Net Cash Provided by Operating Activities ............................................................        29,627         25,197
                                                                                                           ---------      ---------
Cash Flows from Investing Activities
   Proceeds from Sales of Securities Available for Sale ..............................................        27,041        345,260
   Proceeds from Maturing Securities Available for Sale ..............................................       111,055        100,338
   Purchases of Securities Available for Sale ........................................................      (164,986)      (513,171)
   Proceeds from Maturing Securities Held to Maturity ................................................         6,300         31,111
   Proceeds from Sale of Loans .......................................................................         1,134          2,033
   Purchases of Loans ................................................................................        (2,958)           (39)
   Loan Originations and Advances, Net ...............................................................      (142,605)       (69,818)
   Recoveries of Charged-Off Loans ...................................................................           497            598
   Proceeds from Sale of Premises and Equipment ......................................................           241            556
   Purchases of Premises and Equipment ...............................................................        (4,118)       (17,722)
   Proceeds from Sale of Other Real Estate ...........................................................           797            626
   Proceeds from Sale of Other Assets ................................................................           449            532
   Net Cash Provided By Mergers ......................................................................          --            5,160
                                                                                                           ---------      ---------
Net Cash Used in Investing Activities ................................................................      (167,153)      (114,536)
                                                                                                           ---------      ---------
Cash Flows from Financing Activities
   Net Increase (Decrease) in Demand Deposits, Savings, Money
     Market Checking and Savings Accounts ............................................................       (10,666)        12,783
   Net Increase in Time Deposits .....................................................................       113,879        101,079
   Net Increase in Federal Funds Purchased
     and Securities Sold Under Repurchase Agreements .................................................        38,755          6,572
   Cash Dividends Paid on Class A Common Stock .......................................................        (5,404)        (4,580)
   Cash Dividends Paid on Fractional Shares ..........................................................          --               (8)
   Tax Effect of Nonqualified Stock Options Exercised ................................................             5            403
   Proceeds from the Sale of Common Stock ............................................................            11            122
                                                                                                           ---------      ---------
Net Cash Provided by Financing Activities ............................................................       136,580        116,371
                                                                                                           ---------      ---------
Increase (Decrease) in Cash and Cash Equivalents .....................................................          (946)        27,032
Cash and Cash Equivalents at Beginning of Period .....................................................        90,827         81,353
                                                                                                           ---------      ---------
Cash and Cash Equivalents at End of Period ...........................................................     $  89,881      $ 108,385
                                                                                                           ---------      ---------

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                                                     NINE MONTHS
TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                                                 ENDED SEPTEMBER 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                            -------------------
(DOLLARS IN THOUSANDS)                                                                                            1999         1998
                                                                                                                 -------     -------
                                                                                                                     (UNAUDITED)
Supplemental Disclosures of Cash Flow Information
   Interest Paid ...........................................................................................     $44,514     $42,524
   Income Taxes Paid .......................................................................................      14,053      10,657
Supplemental Schedule of Noncash Investing and Financing Activities
   Foreclosure and Repossession in Partial Satisfaction of Loans Receivable ................................       4,348       4,953
   Financing Provided For Sales of Other Real Estate .......................................................       2,379       1,717
   Net increase in dividends payable .......................................................................        --           394
The Company acquired Raymondville Bancorp, Inc. and its subsidiary, Bank of
   Texas, on February 19, 1998. Assets acquired and liabilities assumed are as follows:
     Fair Value of Assets Acquired .........................................................................        --        63,944
     Cash Paid .............................................................................................        --         9,600
     Liabilities Assumed ...................................................................................        --        58,512
                                                                                                                 -------     -------

The accompanying notes are an integral part of the consolidated financial statements.

               TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 1999 and 1998 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

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

      The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998. Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently determining the impact of Statement 133.

NOTE 2: RECLASSIFICATION

      Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on previously reported net income.

NOTE 3: IMPAIRED LOANS

      The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $7.6 million at September 30, 1999 for which there was a related allowance for loan losses of $768,000. At September 30, 1999, the Company had $120,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 1999 was $8.5 million. Interest income on impaired loans of $106,000 was recognized for cash payments received during the nine months ended September 30, 1999.

NOTE 4: COMMON STOCK

      On September 14, 1999, the Board of Directors approved a cash dividend of $0.125 per share for shareholders of record on October 1, 1999 and payable on October 15, 1999.

NOTE 5: EARNINGS PER COMMON SHARE COMPUTATIONS

           The table below presents a reconciliation of basic and diluted earnings per share computations.

                                                                              THREE MONTHS                       NINE MONTHS
                                                                           ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                      ----------------------------      ----------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                1999             1998             1999             1998
                                                                      -----------      -----------      -----------      -----------
                                                                                                (UNAUDITED)
Net Income Available to Common Shareholders ....................      $     8,014      $     2,797      $    22,531      $    15,400
                                                                      -----------      -----------      -----------      -----------
Weighted Average Number of Common Shares Outstanding
   Used in Basic EPS Calculation ...............................       14,405,256       14,404,965       14,405,104       14,401,237
Add Assumed Exercise of Outstanding Stock Options as
   Adjustments for Dilutive Securities .........................          216,863          223,271          216,020          236,671
                                                                      -----------      -----------      -----------      -----------
Weighted Average Number of Common Shares
   Outstanding Used in Diluted EPS Calculations ................       14,622,119       14,628,236       14,621,124       14,637,908
                                                                      -----------      -----------      -----------      -----------
Basic EPS ......................................................      $      0.56      $      0.19      $      1.56      $      1.07
Diluted EPS ....................................................             0.55             0.19             1.54             1.05
                                                                      -----------      -----------      -----------      -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FORWARD-LOOKING STATEMENTS. This Management's Discussion and Analysis includes forward-looking statements, such as: statements of the Company's goals, intentions and expectations; estimates of risks and of future costs and benefits; and statements of the Company's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; statements by suppliers of data processing equipment and services, government agencies, and other third parties as to year 2000 compliance and costs; future laws and regulations; and a variety of other matters. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results do not necessarily indicate its future results.

           Management's discussion and analysis of the Company's consolidated financial condition and results of operations at the dates and for the periods indicated follows. This discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.

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

           Texas State Bank operates twenty banking locations in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Harlingen, Hidalgo, Penitas, Raymondville, Rio Grande City and Roma. At September 30, 1999, Texas Regional had consolidated total assets of $1.9 billion, loans (net of unearned discount) of $1.2 billion, deposits of $1.7 billion, and shareholders' equity of $183.7 million.

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

           The second acquisition was TB&T Bancshares, Inc. and its subsidiary, Texas Bank and Trust of Brownsville, Cameron County, Texas. Texas Bank and Trust of Brownsville had assets of approximately $44.9 million, equity of $4.1 million, loans of $21.9 million, and deposits of $40.3 million. This acquisition was achieved by exchange of 301,483 shares of Company stock for all of the outstanding shares of TB&T Bancshares, Inc. Texas Bank and Trust of Brownsville merged with and into the Bank.

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

           The Company accounted for its acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. under the pooling-of-interests method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. A One Time Charge-Acquisitions of $728,000 or $0.03 per diluted common share, net of federal income tax, reduced net income for the nine months ended September 30, 1998. These expenses, primarily professional fees and computer conversion costs, related to business combinations accounted for by the pooling-of-interests method. The Company accounted for its acquisition of Raymondville Bancorp, Inc. under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998.

           On October 1, 1999, the Company completed the acquisition of Harlingen Bancshares, Inc. and its subsidiary, Harlingen National Bank. The acquisition included its main office and three banking locations in Harlingen, Cameron County, Texas; one banking location in La Feria, Cameron County, Texas; and one banking location in Mercedes, Hidalgo County, Texas. As of September 30, 1999, Harlingen Bancshares, Inc. had total assets of $204.2 million, total loans of $110.8 million, deposits of $183.7 million, and equity of $19.9 million. The shareholders of Harlingen Bancshares, Inc. received aggregate consideration of $34.0 million, including $1.0 million deposited into escrow pending the outcome of certain contingencies. Simultaneously, the shareholders of Harlingen Bancshares, Inc. or their affiliates purchased certain assets of Harlingen Bancshares, Inc. for book value totaling $2.4 million. Texas Regional also agreed to pay $1.0 million over a term of ten years in consideration of a covenant not to compete from certain principals of Harlingen Bancshares, Inc. Texas Regional accounted for the acquisition under the purchase method of accounting; therefore, the results of operations will be included in the consolidated financial statements from the date of acquisition, October 1, 1999.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

           The Company, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $89.9 million at September 30, 1999. Comparatively, the Company had $90.8 million in cash and cash equivalents at December 31, 1998, a decrease of $946,000 or 1.0%.

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

           At September 30, 1999 and December 31, 1998, no securities were classified as Trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

           The following table presents the amortized cost and estimated fair value of securities at September 30, 1999 and December 31, 1998 (dollars in thousands):

                                                                                         GROSS            GROSS
                                                                       AMORTIZED       UNREALIZED       UNREALIZED           FAIR
                                                                         COST             GAINS           LOSSES             VALUE
                                                                      ----------       ----------       ----------        ----------
Securities Available for Sale
   September 30, 1999 (Unaudited)
     U.S. Government Agency ...................................       $  322,834       $       17       $  (10,875)       $  311,976
     Mortgage-Backed ..........................................          113,983             --             (3,000)          110,983
     States and Political Subdivisions ........................           40,599              150           (1,695)           39,054
     Other ....................................................            4,163               19             (256)            3,926
                                                                      ----------       ----------       ----------        ----------
       Total ..................................................       $  481,579       $      186       $  (15,826)       $  465,939
                                                                      ----------       ----------       ----------        ----------
   December 31, 1998
     U.S. Government Agency ...................................       $  313,647       $    1,289       $     (966)       $  313,970
     Mortgage-Backed ..........................................          101,670              206             (511)          101,365
     States and Political Subdivisions ........................           36,112              994             (118)           36,988
     Other ....................................................            3,562               51             --               3,613
                                                                      ----------       ----------       ----------        ----------
       Total ..................................................       $  454,991       $    2,540       $   (1,595)       $  455,936
                                                                      ----------       ----------       ----------        ----------
Securities Held to Maturity
   September 30, 1999 (Unaudited)
     U.S. Treasury ............................................       $    5,004       $       40       $     --          $    5,044
     States and Political Subdivisions ........................            3,006               62             --               3,068
                                                                      ----------       ----------       ----------        ----------
       Total ..................................................       $    8,010       $      102       $     --          $    8,112
                                                                      ----------       ----------       ----------        ----------
   December 31, 1998
     U.S. Treasury ............................................       $   10,013       $      173       $     --          $   10,186
     States and Political Subdivisions ........................            4,318              146             --               4,464
                                                                      ----------       ----------       ----------        ----------
       Total ..................................................       $   14,331       $      319       $     --          $   14,650
                                                                      ----------       ----------       ----------        ----------

           Net unrealized holding gains (losses), net of related tax effect, of ($10.1 million) and $609,000 at September 30, 1999 and December 31, 1998, respectively, on securities available for sale are reported as a separate component of shareholders' equity and as other comprehensive income.

           Securities with carrying values of $444.9 million at September 30, 1999 and $351.7 million at December 31, 1998 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS

           The Company manages its credit risk by establishing and implementing strategies and guidelines appropriate to the characteristics of borrowers, industries, geographic locations and risk products. Diversification of risk within each of these areas is a primary objective. Policies and procedures are developed to ensure that loan commitments conform to current strategies and guidelines. Management continually refines the Company's credit policies and procedures to address the risks in the current and prospective environment and to reflect management's current strategic focus. The credit process is controlled with continuous credit review and analysis, and review by internal and external auditors and regulatory authorities. The Company's loans are widely diversified by borrower and industry group.

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

           The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at September 30, 1999 of $7.3 million represented 0.6% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

           Total loans of $1.2 billion at September 30, 1999 increased $139.4 million or 12.8% compared to December 31, 1998 levels of $1.1 billion. The increase in total loans for the nine months ended September 30, 1999 reflects growth in all loan categories except Commercial Tax-Exempt and Agricultural loans and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loan portfolio (dollars in thousands):

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1999              1998
                                                 -------------     -------------
                                                  (UNAUDITED)
Commercial .................................     $     362,689     $     312,051
Commercial Tax-Exempt ......................            20,205            22,155
                                                 -------------     -------------
   Total Commercial Loans ..................           382,894           334,206
                                                 -------------     -------------
Agricultural ...............................            44,806            52,302
                                                 -------------     -------------
Real Estate
   Construction ............................            90,241            66,018
   Commercial Mortgage .....................           406,939           354,049
   Agricultural Mortgage ...................            38,024            34,440
   1-4 Family Mortgage .....................           137,652           128,945
                                                 -------------     -------------
     Total Real Estate .....................           672,856           583,452
                                                 -------------     -------------
Consumer ...................................           128,333           119,545
                                                 -------------     -------------
   Total Loans .............................     $   1,228,889     $   1,089,505
                                                 -------------     -------------

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

           Nonperforming assets of $13.8 million at September 30, 1999 decreased $2.0 million, 12.5% compared to December 31, 1998 levels of $15.8 million. Nonaccrual loans of $7.6 million at September 30, 1999 decreased $2.8 million or 26.8% compared to $10.4 million at December 31, 1998. The decrease in nonaccrual loans during 1999 resulted from foreclosure on several credits secured primarily by real estate. Cross-border nonaccrual loans at September 30, 1999 of $4.5 million increased by $2.0 million or 76.2% compared to $2.6 million at December 31, 1998. The increase in foreclosed assets during 1999 was primarily attributable to a higher amount of foreclosure loans with real estate collateral, net of write downs and liquidations. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

           Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at September 30, 1999 and December 31, 1998 that are not classified as nonaccrual totaled $3.0 million and $3.1 million, respectively. The decrease in accruing loans past due 90 days or more at September 30, 1999 as compared to the year ended December 31, 1998 is partly attributable to several loans that are now current or have been paid off. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at September 30, 1999 decreased to 1.36% from 1.72% at December 31, 1998 due primarily to the decrease in nonaccrual loans.

           An analysis of the components of nonperforming assets follows (dollars in thousands):

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1999              1998
                                                 -------------    -------------
                                                  (UNAUDITED)
Nonaccrual Loans ............................... $       7,624    $      10,414
Renegotiated Loans .............................          --               --
                                                 -------------    -------------
   Nonperforming Loans .........................         7,624           10,414
Foreclosed Assets ..............................         6,190            5,368
                                                 -------------    -------------
   Total Nonperforming Assets ..................        13,814           15,782
Accruing Loans 90 Days or More Past Due ........         3,017            3,099
                                                 -------------    -------------
   Total Nonperforming Assets and Accruing Loans
     90 Days or More Past Due .................. $      16,831    $      18,881
                                                 -------------    -------------
Nonperforming Loans as a % of Total Loans ......          0.62%            0.96%
Nonperforming Assets as a % of Total Loans and
   Foreclosed Assets ...........................          1.12             1.44
Nonperforming Assets as a % of Total Assets ....          0.72             0.90
Nonperforming Assets Plus Accruing Loans 90 Days
   or More Past Due as a % of Total Loans and
   Foreclosed Assets ...........................          1.36             1.72
                                                 -------------    -------------

           Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at September 30, 1999, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.


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

           The allowance for loan losses at September 30, 1999 totaled $15.1 million, representing a net increase of $1.8 million or 13.9% compared to $13.2 million at December 31, 1998. Management believes that the allowance for loan losses at September 30, 1999 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

           The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  -----------------------------       -----------------------------
                                                                      1999              1998             1999               1998
                                                                  -----------       -----------       -----------       -----------
                                                                                   (Unaudited)
Balance at Beginning of Period .............................      $    14,261       $    12,038       $    13,236       $    11,291
Balance from Acquisitions ..................................             --                --                --                 308
Provision for Loan Losses ..................................            1,600             7,157             4,422             9,079
Charge-Offs
   Commercial ..............................................              631               789             1,918             1,317
   Agricultural ............................................             --               4,810                 5             5,453
   Real Estate .............................................               21               637                69               868
   Consumer ................................................              445               531             1,084             1,083
                                                                  -----------       -----------       -----------       -----------
     Total Charge-Offs .....................................            1,097             6,767             3,076             8,721
                                                                  -----------       -----------       -----------       -----------
Recoveries
   Commercial ..............................................              183                27               246               198
   Agricultural ............................................             --                --                   5              --
   Real Estate .............................................               18                 3                30               200
   Consumer ................................................              114                97               216               200
                                                                  -----------       -----------       -----------       -----------
     Total Recoveries ......................................              315               127               497               598
                                                                  -----------       -----------       -----------       -----------
Net Charge-Offs ............................................              782             6,640             2,579             8,123
                                                                  -----------       -----------       -----------       -----------
Balance at End of Period ...................................      $    15,079       $    12,555       $    15,079       $    12,555
                                                                  -----------       -----------       -----------       -----------
Ratio of Allowance for Loan Losses to
   Loans Outstanding, Net of Unearned Discount .............             1.23%             1.22%             1.23%             1.22%
Ratio of Allowance for Loan Losses to
   Nonperforming Loans .....................................           197.78             82.87            197.78             82.87
Ratio of Net Charge-Offs to Average Total
   Loans Outstanding, Net of Unearned Discount .............             0.26              2.57              0.30              1.07
                                                                  -----------       -----------       -----------       -----------

PREMISES AND EQUIPMENT, NET

           Premises and equipment of $69.6 million at September 30, 1999 decreased $306,000 or 0.4% compared to $69.8 million at December 31, 1998. The decrease for the nine months ended September 30, 1999 resulted primarily from depreciation and amortization, net of additions.

GOODWILL AND IDENTIFIABLE INTANGIBLES

           Intangibles of $24.9 million at September 30, 1999 decreased $2.0 million or 7.6% compared to $26.9 million at December 31, 1998. The net decrease for the nine months ended September 30, 1999 is attributable to amortization of existing intangibles.

DEPOSITS

           Total deposits of $1.7 billion at September 30, 1999 increased $103.2 million or 6.6% compared to December 31, 1998 levels of $1.6 billion. The increase in total deposits for the nine months ended September 30, 1999 is primarily attributable to growth in the volume of business conducted by the Company and the vitality of the Rio Grande Valley economy. The following table presents the composition of total deposits (dollars in thousands):

                                               SEPTEMBER 30,       DECEMBER 31,
                                                   1999                1998
                                              ---------------    ---------------
                                                 (Unaudited)
Demand Deposits
   Commercial and Individual .............    $       235,172    $       227,220
   Public Funds ..........................              7,244              7,435
                                              ---------------    ---------------
     Total Demand Deposits ...............            242,416            234,655
                                              ---------------    ---------------
Interest-Bearing Deposits
   Savings
     Commercial and Individual ...........            105,666            106,446
     Public Funds ........................                396              1,265
   Money Market Checking and Savings
     Commercial and Individual ...........            235,714            236,157
     Public Funds ........................             48,746             65,081
   Time Deposits
     Commercial and Individual ...........            733,855            727,205
     Public Funds ........................            299,362            192,133
                                              ---------------    ---------------
     Total Interest-Bearing Deposits .....          1,423,739          1,328,287
                                              ---------------    ---------------
       Total Deposits ....................    $     1,666,155    $     1,562,942
                                              ---------------    ---------------

SHAREHOLDERS' EQUITY

           Shareholders' equity increased by $6.4 million, or 3.6%, during the nine months ended September 30, 1999 due to comprehensive income of $11.8 million less cash dividends of $5.4 million. Comprehensive income for the period included net income of $22.5 million and unrealized loss on securities available for sale, net of tax, of $10.7 million.

           Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

                                                                                     SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                                                   ----------------------    ----------------------
                                                                                    AMOUNT        RATIO        AMOUNT       RATIO
                                                                                   ---------    ---------    ---------    ---------
                                                                                        (UNAUDITED)
Total Shareholders' Equity before unrealized
   gains or losses on Securities Available for Sale ............................   $ 193,808         --      $ 176,665         --
Less Goodwill and Other Deductions .............................................     (24,856)        --        (26,894)        --
                                                                                   ---------    ---------    ---------    ---------
Total Tier I Capital ...........................................................     168,952         --        149,771         --
Total Tier II Capital ..........................................................      15,079         --         13,236         --
                                                                                   ---------    ---------    ---------    ---------
Total Qualifying Capital .......................................................   $ 184,031         --      $ 163,007         --
                                                                                   ---------    ---------    ---------    ---------
Total Risk-Based Capital .......................................................   $ 184,031        13.87%   $ 163,007        14.04%
Total Risk-Based Capital Minimum ...............................................     106,160         8.00       92,884         8.00
                                                                                   ---------    ---------    ---------    ---------
Tier I Risk-Based Capital ......................................................     168,952        12.73      149,771        12.90
Tier I Risk-Based Capital Minimum ..............................................      53,080         4.00       46,442         4.00
                                                                                   ---------    ---------    ---------    ---------
Tier I Leverage Capital ........................................................     168,952         9.12      149,771         8.84
Tier I Leverage Capital Minimum ................................................      74,064         4.00       67,772         4.00
                                                                                   ---------    ---------    ---------    ---------

           At September 30, 1999, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

           Net income available for common shareholders was $8.0 million and $2.8 million and earnings per diluted common share were $0.55 and $0.19 for the three months ended September 30, 1999 and 1998, respectively. Net income increased due to sustained loan growth and a lower provision for loan losses. The provision for loan losses was $1.6 million for the three months ended September 30, 1999 compared to $7.2 million for the three months ended September 30, 1998. The $7.2 million provision for the three months ended September 30, 1998 was recorded to bring the allowance for loan losses back up to a level deemed appropriate by management after considering loans charged off and written down during the quarter. Total loans charged off or written down in the third quarter of 1998 amounted to $6.8 million, of which $4.8 million or 71.1% related to agricultural loans. Total interest income in the amount of $1.2 million was also charged off of which $863,000 or 72.9% related to agricultural loans. These charge-offs and write-downs were primarily the result of a severe drought and its impact on agricultural growers, shippers, suppliers and consumers throughout the Rio Grande Valley region. Return on assets averaged 1.70% and 0.66%, respectively, while return on shareholders' equity averaged 17.39% and 6.34%, respectively, for the three months ended September 30, 1999 and 1998.

           For the nine months ended September 30, 1999, net income available for common shareholders was $22.5 million compared to $15.4 million for the same period in 1998, representing an increase of $7.1 million or 46.3%. The increase in net income was primarily due to an increase in interest-earning assets and a decrease in the provision for loan losses compared to the same period in 1998. Earnings per diluted common share were $1.54 and $1.05, respectively, for the nine months ended September 30, 1999 and 1998. The Company incurred a One Time Charge-Acquisitions of $728,000 or $0.03 per diluted common share, net of federal income tax, during the nine months ended September 30, 1998. These expenses, primarily professional fees and computer conversion costs, related to business combinations accounted for by the pooling of interests method. Return on assets averaged 1.65% and return on shareholders' equity averaged 16.54% for the nine months ended September 30, 1999 compared to 1.26% and 12.12%, respectively, for the same period in 1998.

INTEREST INCOME

           Interest income for the three months ended September 30, 1999 was $35.8 million, an increase of $4.6 million or 14.9% from the three months ended September 30, 1998. For the nine months ended September 30, 1999, interest income was $103.3 million representing a $10.2 million or 11.0% increase from the same period in 1998. This increase in interest income is due to a $178.2 million or 11.7% increase in average earning assets to $1.7 billion for the three months ended September 30, 1999 from the same period last year. Average earning assets increased by $192.1 million or 13.1% to $1.7 billion for the nine months ended September 30, 1999.

           Interest income on loans increased $4.7 million to $28.4 million for the three months ended September 30, 1999. A $180.3 million increase in average loans outstanding over the same period in 1998 propelled this increase. Interest income on securities increased to $7.3 million, an $479,000 increase from the prior comparable period. This increase was attributable to a $34.7 million increase in average securities, up 7.8% when compared to the three months ended September 30, 1998.

           For the nine months ended September 30, 1999, interest income on loans increased 13.0% to $81.2 million, up from $71.9 million for the same period in 1998. Interest income on securities increased to $21.3 million, an increase of $1.5 million or 7.5% from the prior period. These gains were principally related to an increase of average interest-earning assets to $1.7 billion for the nine months ended September 30, 1999, an increase of 13.1% for the same period last year.

INTEREST EXPENSE

           Interest expense on deposits and other borrowings increased to $15.4 million for the three months ended September 30, 1999 compared to $15.2 million for the same period in 1998. For the nine months ended September 30, 1999, interest expense on deposits and other borrowings was $44.6 million compared to $43.2 million for the same period in 1998 representing an increase of $1.4 million or 3.2%. The increase in interest expense was attributable to a $152.6 million and $162.6 million increase in average interest-bearing liabilities from the three and nine month comparable period, respectively.

NET INTEREST INCOME

           Net interest income, reported on a tax equivalent basis, was $20.7 million for the three months ended September 30, 1999, compared with $16.3 million for the same period in 1998, an increase of 27.4%. For the nine months ended September 30, 1999, net interest income increased 17.4% from the same period in 1998 to $59.8 million. The increase in net interest income during the three and nine months ended September 30, 1999 was largely due to growth in average interest-earning assets, primarily loans.

           The net interest margin was 4.84% for the three months ended September 30, 1999, compared with 4.25% for the same period in 1998. This increase was attributable to a forty-six basis point decrease in the cost of average interest-bearing liabilities to 4.29%, down from 4.75% for the same period last year. In addition, the yield on average interest-earning assets increased by twenty-two basis points to 8.45% for the three months ended September 30, 1999. The net interest margin was 4.82% for the nine months ended September 30, 1999, up from 4.64% for the same period in 1998. This increase was attributable to a forty-two basis point decrease in the cost of interest-bearing liabilities to 4.29%, down from 4.71% for the same period last year. The yield on average interest-earning assets also decreased seventeen basis points to 8.41% for the nine months ended September 30, 1999, down from 8.58% for the same period in 1998.

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

                                                                               THREE MONTHS ENDED
                                             --------------------------------------------------------------------------------------
                                                         SEPTEMBER 30, 1999                         SEPTEMBER 30, 1998
                                             -----------------------------------------    -----------------------------------------
                                               AVERAGE                       YIELD/         AVERAGE                       YIELD/
TAXABLE-EQUIVALENT BASIS (1)                   BALANCE        INTEREST      RATE (2)        BALANCE       INTEREST       RATE (2)
                                             -----------    -----------   ------------    -----------    -----------   ------------
                                                                             (UNAUDITED)
Assets
   Interest-Earning Assets
     Loans
       Commercial ........................   $   421,228    $     9,523           8.97%   $   348,810    $     6,851           7.79%
       Real Estate .......................       655,815         15,567           9.42        561,721         13,649           9.64
       Consumer ..........................       129,769          3,398          10.39        115,939          3,350          11.46
                                             -----------    -----------   ------------    -----------    -----------   ------------
         Total Loans .....................     1,206,812         28,488           9.37      1,026,470         23,850           9.22
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Securities
       Taxable ...........................       438,350          6,753           6.11        415,429          6,398           6.11
       Tax-Exempt ........................        42,337            769           7.21         30,594            599           7.77
                                             -----------    -----------   ------------    -----------    -----------   ------------
         Total Securities ................       480,687          7,522           6.21        446,023          6,997           6.22
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Time Deposits .......................           280              4           5.67          1,674             16           3.79
     Federal Funds Sold ..................         9,728            124           5.06         45,114            636           5.59
                                             -----------    -----------   ------------    -----------    -----------   ------------
       Total Interest-Earning Assets .....     1,697,507         36,138           8.45%     1,519,281         31,499           8.23%
                                             -----------    -----------   ------------    -----------    -----------   ------------
   Cash and Due from Banks ...............        48,971           --             --           50,440           --             --
   Premises and Equipment, Net ...........        69,601           --             --           69,101           --             --
   Other Assets ..........................        68,556           --             --           57,114           --             --
   Allowance for Loan Losses .............       (14,851)          --             --          (12,263)          --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Total Assets ........................   $ 1,869,784           --             --      $ 1,683,673           --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
Liabilities
   Interest-Bearing Liabilities
     Savings .............................   $   108,824    $       610           2.22%   $   104,690    $       793           3.01%
     Money Market Checking
       And Savings .......................       296,953          2,113           2.82        258,497          1,920           2.95
     Time Deposits .......................       995,512         12,404           4.94        903,768         12,454           5.47
                                             -----------    -----------   ------------    -----------    -----------   ------------
       Total Savings and
         Time Deposits ...................     1,401,289         15,127           4.28      1,266,955         15,167           4.75
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Federal Funds Purchased
       and Securities Sold
       Under Repurchase
       Agreements ........................        24,008            293           4.84          5,756             71           4.89
                                             -----------    -----------   ------------    -----------    -----------   ------------
       Total Interest-Bearing
         Liabilities .....................     1,425,297         15,420           4.29%     1,272,711         15,238           4.75%
                                             -----------    -----------   ------------    -----------    -----------   ------------
   Demand Deposits .......................       242,395           --             --          220,039           --             --
   Other Liabilities .....................        19,303           --             --           15,800           --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Total Liabilities ...................     1,686,995           --             --        1,508,550           --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
   Shareholders' Equity ..................       182,789           --             --          175,123           --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Total Liabilities and
       Shareholders' Equity ..............   $ 1,869,784           --             --      $ 1,683,673           --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
Net Interest Income ......................          --      $    20,718           --             --      $    16,261           --
                                             -----------    -----------   ------------    -----------    -----------   ------------
Net Yield on Total Interest
   Earning Assets ........................          --             --             4.84%          --             --             4.25%
                                             -----------    -----------   ------------    -----------    -----------   ------------

(1) For analytical purposes, income from tax-exempt assets, primarily securities issues by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).

(2)   Annualized.

                                                                                NINE MONTHS ENDED
                                             --------------------------------------------------------------------------------------
                                                         SEPTEMBER 30, 1999                            SEPTEMBER 30, 1998
                                             -----------------------------------------    -----------------------------------------
                                               AVERAGE                       YIELD/         AVERAGE                       YIELD/
TAXABLE-EQUIVALENT BASIS (1)                   BALANCE       INTEREST       RATE (2)        BALANCE       INTEREST       RATE (2)
                                             -----------    -----------   ------------    -----------    -----------   ------------
                                                                             (UNAUDITED)
Assets
   Interest-Earning Assets
     Loans
       Commercial ........................   $   413,350    $    27,652           8.94%   $   349,247    $    23,274           8.91%
       Real Estate .......................       622,698         44,011           9.45        551,899         40,387           9.78
       Consumer ..........................       126,647          9,908          10.46        109,376          8,694          10.63
                                             -----------    -----------   ------------    -----------    -----------   ------------
         Total Loans .....................     1,162,695         81,571           9.38      1,010,522         72,355           9.57
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Securities
       Taxable ...........................       432,249         19,829           6.13        394,769         18,722           6.34
       Tax-Exempt ........................        42,813          2,265           7.07         28,904          1,725           7.98
                                             -----------    -----------   ------------    -----------    -----------   ------------
         Total Securities ................       475,062         22,094           6.22        423,673         20,447           6.45
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Time Deposits .......................           331             13           5.25          1,566             67           5.72
     Federal Funds Sold ..................        21,835            787           4.82         32,092          1,337           5.57
                                             -----------    -----------   ------------    -----------    -----------   ------------
       Total Interest-Earning Assets .....     1,659,923        104,465           8.41%     1,467,853         94,206           8.58%
                                             -----------    -----------   ------------    -----------    -----------   ------------
   Cash and Due from Banks ...............        54,113           --             --           55,675           --             --
   Premises and Equipment, Net ...........        69,676           --             --           63,573           --             --
   Other Assets ..........................        59,375           --             --           55,913           --             --
   Allowance for Loan Losses .............       (14,168)          --             --          (12,190)          --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Total Assets ........................   $ 1,828,919           --             --      $ 1,630,824           --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
Liabilities
   Interest-Bearing Liabilities
     Savings .............................   $   110,039          1,844           2.24%   $   105,349    $     2,336           2.96%
     Money Market Checking
       and Savings .......................       298,212          6,330           2.84        256,132          5,615           2.93
     Time Deposits .......................       968,140         35,976           4.97        861,812         35,109           5.45
                                             -----------    -----------   ------------    -----------    -----------   ------------
       Total Savings and
         Time Deposits ...................     1,376,391         44,150           4.29      1,223,293         43,060           4.71
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Federal Funds Purchased
       and Securities Sold
       Under Repurchase
       Agreements ........................        14,287            494           4.62          4,772            183           5.13
                                             -----------    -----------   ------------    -----------    -----------   ------------
       Total Interest-Bearing
         Liabilities .....................     1,390,678         44,644           4.29%     1,228,065         43,243           4.71%
                                             -----------    -----------   ------------    -----------    -----------   ------------
   Demand Deposits .......................       242,412           --             --          217,847           --             --
   Other Liabilities .....................        13,650           --             --           15,098           --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Total Liabilities ...................     1,646,740           --             --        1,461,010           --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
   Shareholders' Equity ..................       182,179           --             --          169,814           --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
     Total Liabilities and
       Shareholders' Equity ..............   $ 1,828,919           --             --      $ 1,630,824           --             --
                                             -----------    -----------   ------------    -----------    -----------   ------------
Net Interest Income ......................          --      $    59,821           --             --      $    50,963           --
                                             -----------    -----------   ------------    -----------    -----------   ------------
Net Yield on Total Interest
   Earning Assets ........................          --             --             4.82%          --             --             4.64%
                                             -----------    -----------   ------------    -----------    -----------   ------------

(1) For analytical purposes, income from tax-exempt assets, primarily securities issues by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).

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

                                           THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                                 1999 COMPARED TO 1998                         1999 COMPARED TO 1998
                                       --------------------------------------------    --------------------------------------------
                                                     DUE TO CHANGE IN                                DUE TO CHANGE IN
                                         NET       --------------------      RATE/       NET       --------------------      RATE/
TAXABLE-EQUIVALENT BASIS (1)            CHANGE      VOLUME       RATE       VOLUME      CHANGE      VOLUME       RATE       VOLUME
                                       --------    --------    --------    --------    --------    --------    --------    --------
                                                                                 (UNAUDITED)
Interest Income
   Loans ...........................   $  4,638    $  4,190    $    381    $     67    $  9,216    $ 10,896    $ (1,460)   $   (220)
   Securities
     Taxable .......................        355         353           2        --         1,107       1,777        (612)        (58)
     Tax-Exempt ....................        170         230         (43)        (17)        540         830        (196)        (94)
   Time Deposits in Bank ...........        (12)        (13)          8          (7)        (54)        (53)         (5)          4
   Federal Funds Sold ..............       (512)       (499)        (61)         48        (550)       (427)       (180)         57
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Total Interest Income .........      4,639       4,261         287          91      10,259      13,023      (2,453)       (311)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Interest Expense
   Deposits ........................        (40)      1,608      (1,490)       (158)      1,090       5,389      (3,821)       (478)
   Federal Funds Purchased and
     Securities Sold Under
     Repurchase Agreements .........        222         225          (1)         (2)        311         365         (18)        (36)
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Total Interest Expense ........        182       1,833      (1,491)       (160)      1,401       5,754      (3,839)       (514)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net Interest Income Before
   Allocation of Rate/Volume .......      4,457       2,428       1,778         251       8,858       7,269       1,386         203
Allocation of Rate/Volume ..........       --            (3)        254        (251)       --          (570)        773        (203)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Changes in Net Interest Income .....   $  4,457    $  2,425    $  2,032    $   --      $  8,858    $  6,699    $  2,159    $   --
                                       --------    --------    --------    --------    --------    --------    --------    --------

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 1999 and 1998).

PROVISION FOR LOAN LOSSES

           The Company recorded a provision for loan losses of $1.6 million for the three months ended September 30, 1999, compared to $7.2 million in the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company recorded a provision for loan losses of $4.4 million compared to $9.1 million for the same period in 1998. The provision for loan losses reflected a decrease of $5.6 million or 77.6% for the three months ended September 30, 1999 and a decrease of $4.7 million or 51.3% for the nine months ended September 30, 1999. The primary reason for the decrease in provision for loan losses was due to the charge-off of loans during the three months ended September 30, 1998, as previously discussed. Net charge-offs totaled $782,000 and $6.7 million, respectively, for the three months ended September 30, 1999 and 1998 and decreased to .26% of average loans in 1999 compared to 2.57% of average loans for 1998. During the nine months ended September 30, 1999 and 1998, net charge-offs totaled $2.6 million and $8.1 million, respectively, and decreased to .30% of average loans in 1999 compared to 1.07% of average loans for 1998.

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

NONINTEREST INCOME

      Noninterest Income totaled $4.3 million for the three months ended September 30, 1999 compared to $5.9 million for 1998. Excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale, Noninterest Income increased $566,000 or 15.2% from 1998. For the nine months ended September 30, 1999, Noninterest income totaled $12.6 million, down from $13.4 million for the same period in 1998. Noninterest income for the nine months ended September 30, 1999, excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale increased $1.8 million or 16.1% over the same period in 1998.

      Total Service Charges of $3.0 million for the three months ended September 30, 1999 increased $421,000 or 16.4% compared to $2.6 million for same period in 1998. Total Service Charges were $8.7 million for the nine months ended September 30, 1999 compared to $7.4 million for the same period in 1998. The increase in Total Service Charges is attributable to increased account transaction fees generated by deposit growth experienced by the Company, an increase in amount charged for overdrafts, and an increase in service charges on commercial accounts.

      Trust Service Fees of $480,000 for the three months ended September 30, 1999 increased $36,000 or 8.1% compared to $444,000 for comparable prior year period. Trust Service Fees were $1.5 million for the nine months ended September 30, 1999 compared to $1.3 million for the same period in 1998. The increase in Trust Service Fees is attributable to an increase in the number of trust accounts managed. The fair market value of assets managed at September 30, 1999 was $345.5 million compared to $338.4 million at the end of the second quarter and $257.1 million a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

      Net Realized Gains (Losses) on Sales of Securities Available for Sale totaled $2,000 net gains for the three months ended September 30, 1999 decreased $2.1 million or 99.9% compared to $2.1 million net gains for 1998. Net Realized Gains (Losses) on Sales of Securities Available for Sale were $1,000 net gains for the nine months ended September 30, 1999, down from $2.6 million net gains during the same period in 1998. Market opportunities to realize bond profits were limited as bond prices generally fell during the nine months ended September 30, 1999. Unrealized holding losses on securities available for sale, net of tax, totaled $10.1 million during the nine months ended September 30, 1999 (see "Shareholders' Equity").

      Data Processing Service Fees of $540,000 for the three months ended September 30, 1999 increased $149,000 or 38.1% compared to $391,000 for the same period last year. During the nine months ended September 30, 1999, data processing service fees increased $479,000 or 44.6% to $1.6 million compared to $1.1 million during the same period in 1998. This increase arose from the acquisition of additional banking clients and increased utilization of services offered to existing clients during 1998. The Company obtained one additional banking client during the past year.

      Other Operating Income of $275,000 for the three months ended September 30, 1999 decreased $40,000 or 12.7% compared to $315,000 for the same 1998 period. Other Operating Income was $939,000 for the nine months ended September 30, 1999 compared to $1.0 million during the same period in 1998, a decrease of $99,000 or 9.5%. Other Operating Income included a gain (loss) on sale of bank real estate of $72,000 and $198,000 for the three- and nine-months ended September 30, 1998, respectively.

NONINTEREST EXPENSE

      Noninterest Expense of $10.6 million for the three months ended September 30, 1999 increased $66,000 or 0.6% compared to $10.6 million for 1998. For the nine months ended September 30, 1999, noninterest expense totaled $32.1 million, an increase of $1.4 million or 4.4%, from $30.7 million for the same period in 1998. The efficiency ratio of expense to total revenue improved to 42.26% for the three months ended September 30, 1999 compared to 52.69% for the same period in 1998. For the nine months ended September 30, 1999, the efficiency ratio improved to 43.92% from 49.63% for 1998. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities). Excluding One Time Charge - Acquisitions of $728,000 in 1998, Noninterest Expense increased $2.1 million or 7.0% over the same nine-month period in 1998. The increase results primarily from higher personnel costs and occupancy expenses associated with the new corporate headquarters building in McAllen, Texas opened in mid-1998.

      Salaries and Employee Benefits, the largest category of Noninterest Expense, of $5.4 million for the three months ended September 30, 1999 increased $586,000 or 12.1% compared to the same period last year of $4.8 million. Salary and Employee Benefits for the nine months ended September 30, 1999 was $16.0 million, an increase of $2.0 million or 14.7% from the same period in 1998. The number of full-time equivalent employees of 746 at September 30, 1999 increased 1.8% from 733 at September 30, 1998. Salaries and Employee Benefits averaged 1.15% of average assets for the three months ended September 30, 1999 compared to 1.14% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, Salaries and Employee Benefits averaged 1.17% of average assets compared to 1.14% for the same period in 1998.

      Net Occupancy Expense of $848,000 for the three months ended September 30, 1999 decreased $292,000 or 25.6% compared to $1.1 million for 1998. Rental income generated from the new corporate headquarters building in McAllen, Texas, which opened mid-1998, contributed to the decrease in net Occupancy Expense during the three months ended September 30, 1999. For the nine months ended September 30, 1999, Net Occupancy Expense increased $81,000 or 2.9% from the same period a year ago to $2.8 million.

      Equipment Expense of $1.3 million for the three months ended September 30, 1999 increased $108,000 or 8.8% compared to $1.2 million for 1998. During the nine months ended September 30, 1999, Equipment Expense totaled $3.8 million, an increase of $335,000 or 9.7% over the same period in 1998. Expenses associated with the new corporate headquarters building contributed to the increase in Equipment Expense for the three and nine months ended September 30, 1999.

      Other Real Estate Expense, Net, includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net of $83,000 for the three months ended September 30, 1999 increased $27,000 or 48.2% compared to $56,000 for the three months ended September 30, 1998. Other Real Estate Expense, Net increased $229,000 or 458.0% to $279,000 for the nine months ended September 30, 1999 compared to the same period in 1998. The net increase in the three and nine months ended September 30, 1999 is primarily attributable to higher volumes in Other Real Estate owned and increased direct expenses of foreclosed real estate partially offset by increased operating income. Management is actively seeking buyers for all Other Real Estate.

      Amortization of Goodwill and Identifiable Intangibles of $680,000 for the three months ended September 30, 1999 did not change from the same period 1998. For the nine months ended September 30, 1999, Amortization of Goodwill and Identifiable Intangibles totaled $2.0 million, an increase of $57,000 or 2.9% from the same period in 1998. The increase in Amortization of Goodwill and Identifiable Intangibles during the nine months ended September 30, 1999 was due to the amortization of goodwill and core deposit premiums associated with the 1998 acquisitions.

      One Time Charge - Acquisitions of $728,000 for the nine months ended September 30, 1998, respectively, related primarily to professional fees and computer conversion cost resulting from the Company's 1998 acquisitions.

A detailed summary of Noninterest Expense follows (dollars in thousands):

                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                            1999            1998            1999            1998
                                                                         ----------      ----------      ----------      ----------
                                                                                                (UNAUDITED)
Salaries and Wages .................................................     $    4,315      $    3,969      $   12,679      $   11,227
Employee Benefits ..................................................          1,118             878           3,272           2,677
                                                                         ----------      ----------      ----------      ----------
   Total Salaries and Employee Benefits ............................          5,433           4,847          15,951          13,904
                                                                         ----------      ----------      ----------      ----------
Net Occupancy Expense ..............................................            848           1,140           2,841           2,760
                                                                         ----------      ----------      ----------      ----------
Equipment Expense ..................................................          1,337           1,229           3,788           3,453
                                                                         ----------      ----------      ----------      ----------
Other Real Estate Expense, Net
   Rent Income .....................................................           (131)             (6)           (315)            (24)
   (Gain) Loss on Sale .............................................             20             (54)           (152)           (287)
   Expenses ........................................................            194             102             730             342
   Write-Downs .....................................................           --                14              16              19
                                                                         ----------      ----------      ----------      ----------
     Total Other Real Estate Expense, Net ..........................             83              56             279              50
                                                                         ----------      ----------      ----------      ----------
Amortization of Goodwill and Identifiable Intangibles ..............            680             680           2,039           1,982
                                                                         ----------      ----------      ----------      ----------
One Time Charge - Acquisitions .....................................           --              --              --               728
                                                                         ----------      ----------      ----------      ----------
Other Noninterest Expense
   Advertising and Public Relations ................................            307             460             857           1,025
   Data Processing and Check Clearing ..............................            295             301             991             878
   Director Fees ...................................................             95              80             276             252
   Franchise Tax ...................................................             12             132             237             460
   Insurance .......................................................            103             107             271             301
   FDIC Insurance ..................................................             46              44             138             124
   Legal ...........................................................             45             176             413             718
   Professional Fees ...............................................            464             270             860             740
   Postage, Delivery and Freight ...................................            217             203             674             621
   Printing, Stationery and Supplies ...............................            299             300           1,041           1,121
   Telephone .......................................................            140             150             413             409
   Other (Gains) Losses ............................................            (59)            141             110             307
   Miscellaneous Expense ...........................................            303             266             927             912
                                                                         ----------      ----------      ----------      ----------
     Total Other Noninterest Expense ...............................          2,267           2,630           7,208           7,868
                                                                         ----------      ----------      ----------      ----------
Total Noninterest Expense ..........................................     $   10,648      $   10,582      $   32,106      $   30,745
                                                                         ----------      ----------      ----------      ----------

INCOME TAX EXPENSE

      The Company recorded income tax expense of $4.4 million for the three months ended September 30, 1999 compared to $1.2 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the provision for income taxes was $12.3 million, an increase of $4.2 million or 52.0% from $8.1 million provided for the same period in 1998. The increase in income tax expense is due primarily to an increased level of pretax income.


CAPITAL AND LIQUIDITY

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 1999, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.87%, a Tier I risk-based capital ratio of 12.73%, and a leverage ratio of 9.12%.

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

      Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At September 30, 1999, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, was 31.9% compared to 33.0% at December 31, 1998.

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

      During the nine months ended September 30, 1999, funds for $165.0 million of securities purchases and $142.6 million of net loan growth came from various sources, including a net increase in deposits of $103.2 million and $117.4 million in proceeds from maturing securities and $22.5 million of net income.

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

      In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a "driver" and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The following table summarizes the simulated change in net interest income over a 12-month period as of September 30, 1999 and December 31, 1998 (dollars in thousands):

                                                       INCREASE (DECREASE) IN
                                                         NET INTEREST INCOME
CHANGES IN INTEREST       ESTIMATED NET              --------------------------
RATES (BASIS POINTS)     INTEREST INCOME              AMOUNT           PERCENT
--------------------     ---------------             ----------        --------
                                           (UNAUDITED)
September 30, 1999
   +100                  $        92,638             $    1,568             1.7%
       -                          91,070                    -                -
   -100                           88,989                 (2,081)           (2.3)
December 31, 1998
   +100                           77,223                  2,317             3.1
       -                          74,906                    -                -
   -100                           69,940                 (4,966)           (6.6)

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1) Exhibits -- The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

10.17 Amendment No. 3 to Texas Regional Bancshares, Inc. Employee Stock Ownership Trust Agreement, adopted July 13, 1999.

10.18 Amendment No. 10 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions), adopted July 13, 1999.

10.19 Second Amendment to Bank of Texas Profit Sharing Plan, adopted August 27, 1999.

27    Financial Data Schedule

(b)   Reports of Form 8-K

      No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months ended September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TEXAS REGIONAL BANCSHARES, INC.
                                                                    (Registrant)

  November 10, 1999                                              /s/ G. E. RONEY
-------------------                                    -------------------------
                                                                   Glen E. Roney
                                                          Chairman of the Board,
                                                       & Chief Executive Officer

  November 10, 1999                                        /s/ R. T. PIGOTT, JR.
-------------------                                    -------------------------
                                                               R. T. Pigott, Jr.
                                                        Executive Vice President
                                                       & Chief Financial Officer