Form 10-K
period 1999-12-31
TEXAS REGIONAL BANCSHARES INC
filed 2000-03-14
CIK 787648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

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

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
          None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                CLASS A VOTING COMMON, $1.00 PAR VALUE PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation Sec. (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, as of March 2, 2000:
$303,853,675

Number of shares outstanding of the registrant's Class A Voting Common Stock, $1.00 par value, as of March 2, 2000: 14,525,400

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated into Part III; Items 10-13 of this Form 10-K, to be filed not later than 120 days after the close of the Registrant's fiscal year.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Texas Regional Bancshares, Inc. ("Texas Regional" or the "Company") is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("the BHCA") and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Texas Regional Delaware, Inc., incorporated under the laws of Delaware as a wholly owned second tier bank holding company subsidiary, owns Texas State Bank (the "Bank"), the Company's primary operating subsidiary. The Bank has two wholly owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 to receive and liquidate foreclosed assets.

      Recently, the Company has grown rapidly through a series of strategic acquisitions. The Bank acquired the Rio Grande City and Roma branches of First National Bank of South Texas during 1995. The Company completed a secondary public offering of 2.5 million shares of the Company's Class A Voting Common Stock on May 14, 1996. Concurrently, the Company also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas, through merger with the Bank. On February 19, 1998, the Company acquired Brownsville National Bank, Brownsville, Texas, Texas Bank and Trust, Brownsville, Texas and Bank of Texas, Raymondville, Texas through merger with the Bank. The Company acquired The Harlingen National Bank, Harlingen, Texas on October 1, 1999 through merger with the Bank.

      The Bank operates twenty six banking locations in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. At December 31, 1999, the Company had consolidated total assets of $2.1 billion, loans outstanding (net of unearned discount) of $1.4 billion, deposits of $1.9 billion, and shareholders' equity of $188.2 million.

      The Company's business strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local appeal and level of service of a community bank. The Board of Directors and management have maintained the Bank's community orientation by tailoring products and services to meet community and customer needs. Management believes that the Bank is well positioned in its market due to its responsive customer service, the strong community involvement of management and employees, the recent trends in the Texas banking environment and the vitality of the Rio Grande Valley economy. Management's strategy is to provide a business culture in which individual customers and small and medium sized businesses are accorded the highest priority in all aspects of the Company's operations.

      For its business customers, the Bank offers checking facilities, certificates of deposit, short-term loans for working capital purposes, construction financing, mortgage loans, term loans for fixed asset and expansion needs and other commercial loans. The services provided for individuals by the Bank include checking accounts, savings accounts, certificates of deposit, individual retirement accounts and consumer loan programs, including installment loans for home repair and for purchases of consumer goods, including automobiles, trucks and boats, and mortgage loans. The Bank also provides travelers checks, money orders and safe deposit facilities, and offers trust services.

      The Bank has also expanded the services that it provides to third party correspondent banks. The Bank's data processing center, for example, presently serves six banks in addition to providing data processing services for all of the Bank's banking locations.

      Management believes there may be opportunities to expand by acquiring other banks or by acquiring assets and deposits that will allow the Company to enter geographically adjacent markets or further increase market share in existing markets. Management intends to pursue acquisition opportunities in strategic markets in circumstances in which management believes that its managerial, operational and capital resources will enhance the performance of acquired institutions. There are currently no agreements or understandings related to any acquisition.

COMPETITION

      The Company's operations are located in the Rio Grande Valley, which consists of Cameron, Hidalgo, Starr and Willacy Counties. Cameron, Hidalgo and Starr Counties are each directly adjacent to the Rio Grande River, which forms part of the border between the United States and Mexico.

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

REGULATION AND SUPERVISION

      In addition to the generally applicable state and federal laws governing businesses and employers, special federal and state laws applicable only to financial institutions and their parent companies extensively regulate the Company and the Bank. Virtually all aspects of the Company's operations are subject to specific requirements or restrictions and general regulatory oversight, from laws regulating consumer finance transactions, such as the Truth In Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as the Fair Debt Collections Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of shareholders of the Company. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

      References to statutes, regulations, decisions and interpretations contained herein are only intended to be brief summaries or portions thereof, do not purport to be complete and are qualified in their entirety by reference to the actual text of the relevant statutes, regulations, decisions and interpretations.

REGULATION OF THE COMPANY

      The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"), as amended, and therefore is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). In addition, the Company is required to file reports with and to furnish such other information as the FRB may require pursuant to the BHCA, and to subject itself to examination by the FRB. The FRB has the authority to issue bank holding companies orders to cease and desist from unsound practices and violations of conditions imposed by, or violation of agreements with, the FRB. The FRB is also empowered to assess civil penalties against companies or individuals who violate the BHCA or orders or regulations thereunder in amounts up to $1.0 million per day, to order termination of non-approved activities and to order termination of ownership and control of non-approved subsidiaries. Certain violations may also result in criminal penalties. The FRB and the Federal Deposit Insurance Corporation (the "FDIC"), as appropriate, are authorized to exercise comparable authority, under the Federal Deposit Insurance Act (the "FDI Act") and other statutes, with respect to subsidiary banks.

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

      Historically, the Company has been prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary bank, except that FRB has permitted bank holding companies to engage in and own shares of companies engaged in certain activities found by the FRB to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full pay out, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the FRB has considered whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. In considering any application for approval of an acquisition or merger, the FRB is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant's record of compliance with the Community Reinvestment Act (the "CRA"). The CRA generally requires a financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

      The Gramm-Leach-Bliley Act ("Gramm-Leach"), enacted by Congress in November 1999, now permits bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become "financial holding companies". Beginning in March 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be "financial in nature". Gramm-Leach also provides that the list of permissible activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological change.

      Although it preserves the Federal Reserve as the umbrella supervisor of financial holding companies, Gramm-Leach adopts an administrative approach to regulation that defers to the approval and supervisory requirements of the functional regulators of insurers and insurance agents, broker-dealers, investment companies, and banks. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries would retain their jurisdiction and authority over the operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of financial holding companies' subsidiaries through its power over the financial holding company parent. In addition, Gramm-Leach contains numerous trigger points related to legal noncompliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

      The Company has not, as of the date hereof, elected to become a financial holding company.

      The BHCA imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve System and other banks and non-bank companies in the same holding company. Under the BHCA and the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

REGULATION OF THE BANK

      The Bank is a state-chartered bank subject to regulation by the Texas Department of Banking. The Bank, whose deposits are insured by the Bank Insurance Fund (the "BIF") of the FDIC, is also a member of the Federal Reserve System, and therefore the FRB is the primary federal regulator for the Bank.

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

FDICIA

      FDICIA requires that federal bank regulatory authorities take "prompt corrective action" with respect to any depository institution that does not meet specified minimum capital requirements. The applicable regulations establish five capital levels which require or permit the FRB and other regulatory authorities to take supervisory action. The relevant classifications range from "well capitalized" to "critically undercapitalized". Under these regulations, an institution is considered "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is considered "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater and a leverage capital ratio of 3.0% or greater (if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a "well capitalized" institution. An institution is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A "critically undercapitalized" institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

      With certain exceptions, an institution will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause the institution to become "undercapitalized". Furthermore, "undercapitalized" institutions will be required to file capital restoration plans with the appropriate federal regulator. Pursuant to FDICIA, "undercapitalized" institutions also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The FRB also may, among other things, require an "undercapitalized" institution to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances to divest itself of any subsidiary.

      The FRB is authorized to take various enforcement actions against any "significantly undercapitalized" institution and any "undercapitalized institution" that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the appropriate agency. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers. If imposed, these restrictions, either individually or in aggregate, could have a significant adverse impact on the operations of the Bank.

       "Critically undercapitalized" institutions may be subject to more extensive control and supervision and the FRB may prohibit any "critically undercapitalized" institution from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, "critically undercapitalized" institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of an institution becoming "critically undercapitalized", the FRB must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued operation.

      Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 1999. The Bank's capital ratios exceeded the minimum requirements for "well capitalized" institutions under the regulatory framework for prompt corrective action at December 31, 1999. As a result, the Company does not believe that FDICIA's prompt corrective action regulations will have any material effect on the activities or operations of the Bank. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

DEPOSIT INSURANCE

      The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted on September 30, 1996. Among its provisions, the Funds Act authorizes the Financing Corporation (the "FICO") to impose periodic assessments on depository institutions that are members of BIF in addition to institutions that are members of the Savings Association Insurance Fund (the "SAIF") in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. Thus, BIF-member institutions will share in the cost of financing outstanding FICO bonds. An institution's FICO assessments will fluctuate based on a defined rate applied to deposits held in periods after the date the legislation was enacted. Currently, the FICO BIF annual rate is 2.12 cents for each $100 of qualified deposits.

ACQUISITIONS

      Absent an election to become a financial holding company, the BHCA limits acquisitions by the Company to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Company's direct activities are generally limited to furnishing to its subsidiaries services that qualify under the prescribed regulatory tests. Prior Federal Reserve Board approval is required under the BHCA for new activities and acquisitions of most nonbanking companies.

      The BHCA, the Federal Bank Merger Act and the Texas Banking Code regulate the acquisition of commercial banks. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or bank holding company. With respect to the Company's subsidiary bank, the approval of the Texas Department of Banking is required for branching, purchasing the assets of other banks and for bank mergers.

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

INTERSTATE BANKING AND BRANCHING LEGISLATION

      The Riegle-Neal Interstate Branching Efficiency Act of 1994 ("IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997 IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

      Texas enacted legislation opting out of interstate branching in 1995. However, the decision to opt out was rendered ineffective with the 1998 decision of the United States District Court for the Northern District of Texas affirming the Comptroller of the Currency's decision to permit an interstate merger involving a Texas national bank. The Texas Legislature responded in 1999 by passing The Interstate Banking and Branching Bill, which became effective September 1, 1999. This legislation provides a framework for interstate branching in Texas, providing for de novo branching by banks headquartered in states offering reciprocity to Texas institutions or institutions authorized to branch in Texas. For banks in other, non-reciprocal states, a five-year minimum age requirement is retained. The legislation also clarifies other provisions of Texas law related to interstate banks operating in Texas, and includes a "super parity" provision which provides a framework for a bank chartered in Texas, upon application, to conduct any of the activities allowed any other state or federal financial institution in the nation.

BROKER-DEALER LICENSING REQUIREMENTS

      Texas State Bank's subsidiary, TSB Securities, Inc. a broker-dealer registered with and licensed by the National Association of Securities Dealers, Inc. ("NASD") and the Texas State Securities Board, is subject to reporting requirements and regulatory controls imposed by the NASD and the State Securities Board.

ECONOMIC ENVIRONMENT

      The earnings of the Bank are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. The FRB regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate of financial institution borrowings and varying reserve requirements against financial institutions and their subsidiaries. The deregulation of interest rates has had and is expected to continue to have an impact on the competitive environment in which the Bank operates.

      Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the Company cannot accurately predict the nature or extent of any effect that such policies may have on its future business and earnings.

PERSONNEL

      The Company employed 888 full-time equivalent employees at December 31, 1999. Employees enjoy a variety of employee benefit programs, including an employee stock ownership plan with 401(k) provisions, medical, accident, group life and long-term disability plans, and paid vacations. The Company's employees are not unionized, and management believes employee relations to be favorable.

ITEM 2. PROPERTIES

      The executive offices of the Company, as well as the principal banking quarters of Texas State Bank, are housed in an eleven-story office tower located in McAllen, Texas. This building, completed during 1998, also includes space for lease to third party tenants and for future growth. The Company also owns the Kerria Plaza building, adjacent to the new headquarters building, and leases space to third party tenants.

      All of the Company's banking locations are owned, except for the branch in Roma, Texas and the branch at 2302 South 77 Sunshine Strip in Harlingen, Texas. The Brownsville, Edinburg, Harlingen, Hidalgo, McAllen, Mission, Penitas and Weslaco, Texas banking locations include extensive drive-through facilities.

      Management believes that it will be desirable in the future to consider the establishment of additional banking locations.

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in routine litigation in the normal course of its business which, in the opinion of management, will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Since March 1994, the Corporation's Class A Voting Common Stock has traded on The Nasdaq Stock Market(R) under the symbol TRBS. The following table shows
(i) high and low prices of the Common Stock as provided to the Company by The Nasdaq Stock Market(R) for transactions occurring on The Nasdaq Stock Market(R) during the past two years, and (ii) the total number of shares involved in such transactions.


                               PRICE PER SHARE            CASH
                            ----------------------      DIVIDENDS    VOLUME
QUARTER ENDED                HIGH             LOW       DECLARED     TRADED
--------------------------------------------------------------------------------
March 31, 1998              $35.63          $27.00       $0.110     1,897,668
June 30, 1998                35.13           29.25        0.110     1,421,623
September 30, 1998           34.00           21.00        0.125     1,824,207
December 31, 1998            27.38           17.00        0.125     2,416,388
March 31, 1999               27.94           22.75        0.125     1,832,459
June 30, 1999                29.50           26.00        0.125     1,832,235
September 30, 1999           28.31           23.56        0.125     1,707,584
December 31, 1999            29.50           24.63        0.140     1,822,008
--------------------------------------------------------------------------------

      On December 31, 1999, there were 919 holders of record of the Company's Class A Common Stock.

      During the two years ended December 31, 1999, an aggregate of 64,617 shares purchased by the Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions) are included in the foregoing table.

      The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company's Board of Directors. There can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. The Company's principal source of the funds to pay dividends on the Common Stock is dividends from Texas State Bank. The payment of dividends by the Bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 1999, an aggregate of $21.3 million was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company and its subsidiaries for, and as of, each of the years in the five-year period ended December 31, 1999. This selected financial data has been derived from the consolidated financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

                                                                       AT / FOR YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                  1999            1998            1997           1996            1995
------------------------------------------------------------------------------------------------------------------------------
                                                                (Amounts in Thousands, Except Per Share Data)
Income Statement Data
   Interest Income                                   $  143,841      $  125,649      $  112,745      $   88,075      $   55,193
   Interest Expense                                      62,221          58,384          50,618          37,494          22,071
-------------------------------------------------------------------------------------------------------------------------------
     Net Interest Income                                 81,620          67,265          62,127          50,581          33,122
-------------------------------------------------------------------------------------------------------------------------------
   Provision for Loan Losses                              5,432           9,729           2,947           2,173           1,705
   Noninterest Income                                    17,399          17,663          12,972          10,656           7,683
   Noninterest Expense                                   45,888          41,102          37,170          32,096          23,065
-------------------------------------------------------------------------------------------------------------------------------
     Income Before Income Tax Expense                    47,699          34,097          34,982          26,968          16,035
   Income Tax Expense                                    16,849          11,623          11,860           8,794           5,515
-------------------------------------------------------------------------------------------------------------------------------
   Net Income                                        $   30,850      $   22,474      $   23,122      $   18,174      $   10,520
===============================================================================================================================
Per Common Share Data
   Basic Earnings Per Share                          $     2.14      $     1.56      $     1.61      $     1.40      $     0.99
   Diluted Earnings Per Share                              2.11            1.54            1.58            1.39            0.99
   Book Value at End of Period                            12.96           12.31           11.21            9.97            7.26
   Cash Dividends Declared                                 0.52            0.47            0.40            0.29            0.29
   Dividend Payout Ratio                                  24.64%          30.52%          25.32%          20.86%          29.29%
Weighted Average Shares Outstanding
   Basic Earnings Per Share                              14,410          14,402          14,371          12,936          10,577
   Diluted Earnings Per Share                            14,626          14,628          14,603          13,117          10,614
Shares Outstanding at End of Period                      14,525          14,405          14,396          14,361          10,581
===============================================================================================================================
Balance Sheet Data
   Total Assets                                      $2,120,690      $1,762,332      $1,538,769      $1,370,809      $  778,359
   Loans                                              1,374,759       1,089,505         951,316         818,598         511,414
   Securities                                           533,948         470,267         416,921         371,002         182,761
   Interest-Earning Assets                            1,913,784       1,592,325       1,387,322       1,214,875         706,985
   Deposits                                           1,885,346       1,562,942       1,362,783       1,215,636         685,810
   Shareholders' Equity                                 188,188         177,274         161,358         143,116          76,793
===============================================================================================================================
Average Balance Sheet Data
   Total Assets                                      $1,896,880      $1,654,135      $1,439,956      $1,144,162      $  708,162
   Loans                                              1,209,609       1,023,527         875,839         680,530         430,049
   Securities                                           488,506         432,767         386,221         313,088         184,854
   Interest-Earning Assets                            1,720,083       1,491,211       1,301,959       1,032,100         640,737
   Deposits                                           1,684,730       1,462,215       1,274,442       1,017,280         629,178
   Shareholders' Equity                                 183,390         171,427         152,635         116,310          72,675
===============================================================================================================================
Performance Ratios
   Return on Average Assets                                1.63%           1.36%           1.61%           1.59%           1.49%
   Return on Average Equity                               16.82           13.11           15.15           15.63           14.48
   Net Interest Margin(1)                                  4.84            4.61            4.89            5.06            5.21
   Efficiency Ratio                                       45.29           48.86           48.82           51.49           55.77
===============================================================================================================================
Asset Quality Ratios
   Nonperforming Assets to Total Loans and
     Repossessed Assets                                    1.04%           1.44%           1.22%           0.97%           0.82%
   Net Loan Charge-Offs to Average Total
     Loans                                                 0.29            0.79            0.28            0.20            0.23
   Allowance for Loan Losses to Total
     Loans                                                 1.22            1.21            1.19            1.32            1.05
   Allowance for Loans Losses to
     Nonperforming Loans                                 200.35          127.10          135.14          158.87          220.24
===============================================================================================================================
Capital Ratios
   Total Risk-Based Capital Ratio                         11.94%          14.04%          14.73%          15.11%          14.24%
   Tier 1 Risk-Based Capital Ratio                        10.79           12.90           13.60           13.83           13.24
   Leverage Capital Ratio                                  7.58            8.84            9.21            8.78            9.29
   Equity to Assets Ratio                                  8.87           10.06           10.49           10.44            9.87
===============================================================================================================================

(1) Taxable-equivalent basis assuming a 35% federal income tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

      The following discussion addresses information pertaining to the financial condition and results of operations of Texas Regional Bancshares, Inc. and subsidiaries (the "Company") that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements, as well as with the other information presented throughout the report. In addition to historical information, this discussion and other sections contained in this Annual Report include certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis.

ACQUISITIONS

      On February 19, 1998, the Company completed the acquisition of three bank holding companies and their three subsidiary banks (the "Mergers"). The acquisition of Brownsville Bancshares, Inc. and its subsidiary, Brownsville National Bank, included two banking locations in Brownsville, Cameron County, Texas, with assets of approximately $100.1 million, loans of $42.6 million, deposits of $87.2 million and equity of $12.1 million. The Company achieved this acquisition by the exchange of 984,806 shares of Company stock for all of the outstanding shares of Brownsville Bancshares, Inc. and cancellation of outstanding stock options. Brownsville National Bank merged with and into the Bank.

      The second acquisition was TB&T Bancshares, Inc. and its subsidiary, Texas Bank and Trust of Brownsville, Cameron County, Texas. Texas Bank and Trust of Brownsville had assets of approximately $44.9 million, loans of $21.9 million, deposits of $40.3 million and equity of $4.1 million. This acquisition was achieved by exchange of 301,483 shares of Company stock for all of the outstanding shares of TB&T Bancshares, Inc. Texas Bank and Trust of Brownsville merged with and into the Bank.

      The third acquisition was Raymondville Bancorp, Inc. and its subsidiary, Bank of Texas. Bank of Texas was headquartered in Raymondville, Willacy County, Texas, with one additional banking facility in Brownsville, Texas. The shareholder of Raymondville Bancorp, Inc. received cash consideration of $9.6 million in this acquisition, and the Company paid $100,000 in consideration for a covenant not to compete. The Company discharged approximately $330,000 of existing Raymondville Bancorp, Inc. indebtedness. Bank of Texas had assets of approximately $63.9 million, loans of $25.5 million, deposits of $56.5 million and equity of $5.1 million. Bank of Texas was merged with and into the Bank.

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

      On October 1, 1999, the Company completed the acquisition of Harlingen Bancshares, Inc. and its subsidiary, The Harlingen National Bank. The acquisition included its main office and two banking locations in Harlingen, Cameron County, Texas; one banking location in La Feria, Cameron County, Texas; one banking location in Palm Valley, Cameron County, Texas, and one banking location in Mercedes, Hidalgo County, Texas. The shareholders of Harlingen Bancshares, Inc. received aggregate consideration of $34.0 million, including $1.0 million deposited into escrow pending the outcome of certain contingencies. Simultaneously, the shareholders of Harlingen Bancshares, Inc. or their affiliates purchased certain assets of Harlingen Bancshares, Inc. for book value totaling $2.4 million. The Company also agreed to pay $1.0 million over a term of ten years in consideration of a covenant not to compete from certain principals of Harlingen Bancshares, Inc. The Harlingen National Bank had assets of approximately $204.2 million, loans of $110.7 million, deposits of $183.6 million and equity of $19.9 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, October 1, 1999.

OVERVIEW

      Total assets at December 31, 1999, 1998 and 1997 were $2.1 billion, $1.8 billion and $1.5 billion, respectively. Total deposits at December 31, 1999, 1998 and 1997 were $1.9 billion, $1.6 billion, and $1.4 billion, respectively, with deposit growth in each period resulting from internal growth and acquisitions, principally in 1999. Loans were $1.4 billion at December 31, 1999, an increase of $285.3 million or 26.2% from $1.1 billion at the end of 1998. Loans were $951.3 million at year end 1997. Shareholders' equity was $188.2 million, $177.3 million, and $161.4 million at December 31, 1999, 1998 and 1997, respectively.

      Net income was $30.9 million, $22.5 million and $23.1 million for the years ended December 31, 1999, 1998 and 1997, respectively, and diluted earnings per share were $2.11, $1.54, and $1.58 for these same periods. An increase in provision for loan losses, primarily associated with loans to agricultural businesses suffering the effects of severe drought throughout the entire region, adversely affected profits during 1998. Earnings growth from 1998 to 1999 resulted principally from loan growth. The Company posted returns on average assets of 1.63%, 1.36% and 1.61% and returns on average equity of 16.82%, 13.11% and 15.15% for the years ended 1999, 1998 and 1997, respectively. The Company's efficiency ratio was 45.29% in 1999, 48.86% in 1998 and 48.82% in 1997.

ANALYSIS OF FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

      The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $71.9 million at December 31, 1999. Comparatively, the Company had $90.8 million in cash and cash equivalents at December 31, 1998, a decrease of $18.9 million or 20.8%.

SECURITIES

      Securities consist of U.S. Treasury, federal agency, mortgage-backed and state, county and municipal securities. The Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as held to maturity and measured at amortized cost in the consolidated balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses reported in a separate component of shareholders' equity, net of applicable income taxes until realized.

      At December 31, 1999 and December 31, 1998, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

      The following table displays the carrying amount (fair value) of securities available for sale:


                                                      DECEMBER 31,
                                           ----------------------------------
SECURITIES AVAILABLE FOR SALE                1999         1998         1997
-----------------------------------------------------------------------------
                                                  (Dollars in Thousands)

U.S. Treasury                              $  3,004     $   --       $  7,002
U.S. Government Agency                      344,601      313,970      277,764
Mortgage-Backed                             127,631      101,365       15,561
States and Political Subdivisions            46,370       36,988       20,898
Other                                         4,332        3,613        2,952
-----------------------------------------------------------------------------
   Total                                   $525,938     $455,936     $324,177
=============================================================================

      The following table presents the maturities, amortized cost, estimated market value and weighted average yields of securities available for sale at December 31, 1999:

                                                             AMORTIZED COST MATURING
                                            ---------------------------------------------------------
                                                             AFTER ONE     AFTER FIVE                                    ESTIMATED
                                              ONE YEAR       THROUGH        THROUGH         AFTER          AMORTIZED       MARKET
SECURITIES AVAILABLE FOR SALE                 OR LESS       FIVE YEARS     TEN YEARS       TEN YEARS          COST         VALUE
----------------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
U.S. Treasury                               $   2,999     $        --     $        --     $        --     $     2,999     $  3,004
U.S. Government Agency                          4,600         188,805         166,153              --         359,558      344,601
Mortgage-Backed                                    --           7,908          31,471          92,320         131,699      127,631
States and Political Subdivisions                 568           9,229          13,877          24,524          48,198       46,370
Other                                              25             100             250           3,957           4,332        4,332
----------------------------------------------------------------------------------------------------------------------------------
   Total                                    $   8,192     $   206,042     $   211,751     $   120,801     $   546,786     $525,938
==================================================================================================================================
Weighted Average Yields
(Taxable-Equivalent Basis)
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                    5.97%             --%             --%             --%           5.97%
U.S. Government Agency                           5.68            5.90            6.10              --            5.99
Mortgage-Backed                                    --            6.24            5.77            6.04            5.98
States and Political Subdivisions                6.48            6.99            6.85            6.63            6.76
Other                                            7.50            7.62            7.05            5.68            5.82
----------------------------------------------------------------------------------------------------------------------------------
   Total                                         5.85%           5.96%           6.10%           6.15%           6.06%
==================================================================================================================================


      Net unrealized holding gains (losses), net of related tax effect, of $(13.4) million and $609,000 at December 31, 1999 and December 31, 1998, respectively, on securities available for sale are reported as a separate component of shareholders' equity as accumulated other comprehensive income.

      The following table displays the carrying amount (amortized cost) of securities held to maturity:

                                                        DECEMBER 31,
                                          ------------------------------------
SECURITIES HELD TO MATURITY                    1999         1998         1997
------------------------------------------------------------------------------
                                                   (Dollars in Thousands)

U.S. Treasury                                $ 5,001      $10,013      $20,249
U.S. Government Agency                          --           --         64,171
Mortgage-Backed                                 --           --            750
States and Political Subdivisions              3,009        4,318        7,474
Other                                           --           --            100
------------------------------------------------------------------------------
   Total                                     $ 8,010      $14,331      $92,744
==============================================================================

      The following table presents the maturities, amortized cost, estimated market value and weighted average yields of securities held to maturity at December 31, 1999:

                                                  AMORTIZED COST MATURING
                                        ----------------------------------------------
                                                   AFTER ONE    AFTER FIVE                           ESTIMATED
                                        ONE YEAR    THROUGH     THROUGH        AFTER     AMORTIZED     MARKET
SECURITIES HELD TO MATURITY             OR LESS    FIVE YEARS   TEN YEARS    TEN YEARS     COST        VALUE
--------------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
U.S. Treasury                             $5,001       $ --        $  --          $ --      $5,001      $5,018
States and Political Subdivisions            532        1,737         740           --       3,009       3,053
--------------------------------------------------------------------------------------------------------------
   Total                                  $5,533       $1,737      $  740         $ --      $8,010      $8,071
==============================================================================================================
Weighted Average Yields
(Taxable-Equivalent Basis)
--------------------------------------------------------------------------------------------------------------
U.S. Treasury                               6.69%          --%         --%          --%       6.69%       --
States and Political Subdivisions           8.29         8.32       10.13           --        8.76        --
--------------------------------------------------------------------------------------------------------------
   Total                                    6.84%        8.32%      10.13%          --%       7.47%       --
==============================================================================================================


      All investments in states and political subdivisions, with the exception of two obtained with the Harlingen Bancshares, Inc. acquisition, are investments in entities within the State of Texas. No single issuer accounted for as much as 10.0% of total shareholders' equity at December 31, 1999. Of the obligations of states and political subdivisions held by the Company at December 31, 1999, 76.5% were rated A or better by Moody's Investor Services, Inc. and 51.1% of the non-rated issues or $5.6 million are local issues purchased in private placement transactions.

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

      The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at December 31, 1999 of $8.9 million represented 0.6% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.


      Total loans of $1.4 billion for the year ended December 31, 1999 increased $285.3 million or 26.2% compared to the year ended December 31, 1998 levels of $1.1 billion. The loan growth during 1999, which increased $138.2 million or 14.5% for the year ended December 31, 1998 compared to levels of $951.3 million at December 31, 1997. The increase in total loans for the year ended December 31, 1999 is primarily attributable to an increased volume of business conducted by the Company including bank acquisitions. The increase in total loans for the year ended December 31, 1999 reflects growth in all loan categories and is representative in part to the vitality of the Rio Grande Valley economy. A substantial portion of the increase in loans classified as Real Estate-Commercial Mortgage loans consists of loans secured by real estate and other assets to commercial customers. The following table presents the composition of the loan portfolio at the end of each of the last five years:

                                                               DECEMBER 31,
                                 ----------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION          1999           1998           1997           1996           1995
-------------------------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
Commercial                       $  391,855     $  311,966     $  249,819     $  219,346     $  131,006
Commercial Tax-Exempt                22,160         22,155         29,024         34,777         34,419
-------------------------------------------------------------------------------------------------------
   Total Commercial Loans           414,015        334,121        278,843        254,123        165,425
-------------------------------------------------------------------------------------------------------
Agricultural                         59,437         52,302         51,346         32,756         25,284
-------------------------------------------------------------------------------------------------------
Real Estate
   Construction                     101,376         66,018         69,477         49,103         31,620
   Commercial Mortgage              456,507        354,134        304,215        259,041        146,584
   Agricultural Mortgage             38,256         34,440         31,949         29,654         18,047
   1-4 Family Mortgage              160,786        128,945        122,043        116,485         75,911
-------------------------------------------------------------------------------------------------------
     Total Real Estate              756,925        583,537        527,684        454,283        272,162
-------------------------------------------------------------------------------------------------------
Consumer                            144,382        119,545         93,443         77,436         48,543
-------------------------------------------------------------------------------------------------------
   Total Loans                   $1,374,759     $1,089,505     $  951,316     $  818,598     $  511,414
=======================================================================================================

      The contractual maturity schedule of the loan portfolio at December 31, 1999 follows:

                                     ONE      AFTER ONE YEAR      AFTER
                                    YEAR         THROUGH          FIVE
LOAN MATURITIES                    OR LESS      FIVE YEARS        YEARS          TOTAL
----------------------------------------------------------------------------------------
                                                 (Dollars in Thousands)
Commercial                       $  203,059     $  151,054     $   37,742     $  391,855
Commercial Tax-Exempt                   997         16,229          4,934         22,160
----------------------------------------------------------------------------------------
   Total Commercial Loans           204,056        167,283         42,676        414,015
----------------------------------------------------------------------------------------
Agricultural                         46,310         12,020          1,107         59,437
----------------------------------------------------------------------------------------
Real Estate
   Construction                      84,609         15,342          1,425        101,376
   Commercial Mortgage               75,017        301,471         80,019        456,507
   Agricultural Mortgage              9,380         25,348          3,528         38,256
   1-4 Family Mortgage               19,911        117,374         23,501        160,786
----------------------------------------------------------------------------------------
     Total Real Estate              188,917        459,535        108,473        756,925
----------------------------------------------------------------------------------------
Consumer                             48,204         95,698            480        144,382
----------------------------------------------------------------------------------------
   Total Loans                   $  487,487     $  734,536     $  152,736     $1,374,759
========================================================================================
Variable-Rate Loans              $  188,275     $  250,711     $  107,423     $  546,409
Fixed-Rate Loans                    299,212        483,825         45,313        828,350
----------------------------------------------------------------------------------------
   Total Loans                   $  487,487     $  734,536     $  152,736     $1,374,759
========================================================================================

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

      Nonperforming assets of $14.3 million at December 31, 1999 decreased $1.5 million, 9.4% compared to December 31, 1998 levels of $15.8 million, which increased $4.1 million or 35.1% compared with December 31, 1997 levels of $11.7 million. Nonaccrual loans of $8.3 million at December 31, 1999 decreased $2.1 million or 19.9% compared to $10.4 million at December 31, 1998. Nonaccrual loans at December 31, 1998 increased $2.1 million or 24.6% compared with December 31, 1997 levels of $8.4 million. The decrease in nonaccrual loans during 1999 was due to the Bank charging off or foreclosing on a larger amount of nonaccrual loans outstanding as of December 31, 1998 as compared to the amount of nonaccrual loans added and outstanding as of December 31, 1999. Cross-border nonaccrual loans at December 31, 1999 of $4.3 million increased by $1.7 million or 65.2% compared to $2.6 million at December 31, 1998. The increase in foreclosed assets during 1999 was primarily attributable to a higher amount of foreclosure loans with real estate collateral, net of write downs and liquidations. Management actively seeks buyers for all Foreclosed Assets. See "Noninterest Expense" below.

      Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at December 31, 1999, 1998 and 1997 that are not classified as nonaccrual totaled $2.7 million, $3.1 million and $3.3 million, respectively. The decrease in accruing loans past due 90 days or more at December 31, 1999 as compared to the year ended December 31, 1998 is partly attributable to several large credits that were paid off during 1999. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at December 31, 1999 decreased to 1.23% from 1.72% at December 31, 1998 due primarily to the decrease in nonaccrual loans.

      An analysis of the components of nonperforming assets for each of the last five years follows:

                                                                                 DECEMBER 31,
                                                         -----------------------------------------------------------
NONPERFORMING ASSETS                                       1999         1998         1997         1996         1995
--------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Nonaccrual Loans                                         $ 8,341      $10,414      $ 8,355      $ 6,801      $ 2,435
Renegotiated Loans                                          --           --           --              1            6
--------------------------------------------------------------------------------------------------------------------
   Nonperforming Loans                                     8,341       10,414        8,355        6,802        2,441
Foreclosed Assets                                          5,958        5,368        3,331        1,121        1,749
--------------------------------------------------------------------------------------------------------------------
   Total Nonperforming Assets                             14,299       15,782       11,686        7,923        4,190
Accruing Loans 90 Days or More Past Due                    2,697        3,099        3,287        5,328          781
--------------------------------------------------------------------------------------------------------------------
   Total Nonperforming Assets and Accruing Loans
     90 Days or More Past Due                            $16,996      $18,881      $14,973      $13,251      $ 4,971
====================================================================================================================
Nonperforming Loans as a % of Total Loans                   0.61%        0.96%        0.88%        0.83%        0.48%
Nonperforming Assets as a % of Total Loans and
   Foreclosed Assets                                        1.04         1.44         1.22         0.97         0.82
Nonperforming Assets as a % of Total Assets                 0.67         0.90         0.76         0.58         0.54
Nonperforming Assets Plus Accruing Loans 90 Days
   or More Past Due as a % of Total Loans and
   Foreclosed Assets                                        1.23         1.72         1.57         1.62         0.97
====================================================================================================================

      Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 1999, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

      The allowance for loan losses at December 31, 1999 totaled $16.7 million, representing a net increase of $3.5 million or 26.3% compared to $13.2 million at December 31, 1998. The increase in the allowance is primarily due to an increase in the loan portfolio by 26.2% in 1999 compared to 1998. Management believes that the allowance for loan losses at December 31, 1999 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table summarizes the activity in the allowance for loan losses:

                                                                         YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------
ALLOWANCE FOR LOAN LOSS ACTIVITY                          1999        1998         1997          1996        1995
------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Balance at Beginning of Period                         $13,236      $11,291      $10,806      $ 5,376      $ 4,274
Balance from Acquisitions                                1,576          308         --          4,647          450
Provision for Loan Losses                                5,432        9,729        2,947        2,173        1,705
Charge-Offs
   Commercial                                            2,279        1,600        1,778          968          869
   Agricultural                                            106        5,453          477          158          416
   Real Estate                                             192          875           59           82          138
   Consumer                                              1,561        1,230          907          732          346
------------------------------------------------------------------------------------------------------------------
     Total Charge-Offs                                   4,138        9,158        3,221        1,940        1,769
------------------------------------------------------------------------------------------------------------------
Recoveries
   Commercial                                              268          370          136          193          509
   Agricultural                                              5           72           48         --             66
   Real Estate                                              48          376          350          165           60
   Consumer                                                284          248          225          192           81
------------------------------------------------------------------------------------------------------------------
     Total Recoveries                                      605        1,066          759          550          716
------------------------------------------------------------------------------------------------------------------
Net Charge-Offs                                          3,533        8,092        2,462        1,390        1,053
------------------------------------------------------------------------------------------------------------------
Balance at End of Period                               $16,711      $13,236      $11,291      $10,806      $ 5,376
==================================================================================================================
Ratio of Allowance for Loan Losses to
   Loans Outstanding, Net of Unearned Discount            1.22%        1.21%        1.19%        1.32%        1.05%
Ratio of Allowance for Loan Losses to
   Nonperforming Loans                                  200.35       127.10       135.14       158.87       220.24
Ratio of Net Charge-Offs to Average Total
   Loans Outstanding, Net of Unearned Discount            0.29         0.79         0.28         0.20         0.23
==================================================================================================================

      The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the end of each of the last five years follows:

                                                                 YEARS ENDED DECEMBER 31,
                 -------------------------------------------------------------------------------------------------------------------
                        1999                   1998                   1997                    1996                   1995
                 -------------------------------------------------------------------------------------------------------------------
                            LOANS AS               LOANS AS               LOANS AS              LOANS AS                  LOANS AS
ALLOCATION OF THE            PERCENT                PERCENT                PERCENT               PERCENT                   PERCENT
ALLOWANCE FOR               OF TOTAL               OF TOTAL               OF TOTAL              OF TOTAL                  OF TOTAL
LOAN LOSSES       AMOUNT      LOANS     AMOUNT       LOANS      AMOUNT      LOANS      AMOUNT     LOANS       AMOUNT        LOANS
------------------------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Commercial       $ 6,493     30.1%      $ 4,301     30.7%      $ 2,672     29.3%      $ 2,264      31.0%     $ 1,142        32.3%
Agricultural         648       4.3          589       4.8        1,427       5.4          421       4.0          360         4.9
Real Estate        7,238      55.1        5,247      53.5        5,627      55.5        6,101      55.5        2,842        53.3
Consumer             950      10.5          738      11.0          527       9.8          465       9.5          350         9.5
Unallocated        1,382       --         2,361       --         1,038       --         1,555       --           682         --
------------------------------------------------------------------------------------------------------------------------------------
   Total         $16,711     100.0%     $13,236     100.0%     $11,291     100.0%     $10,806     100.0%     $ 5,376       100.0%
------------------------------------------------------------------------------------------------------------------------------------

PREMISES AND EQUIPMENT, NET

      Premises and equipment of $75.6 million at December 31, 1999 increased $5.8 million or 8.2% compared to $69.8 million at December 31, 1998 and increased $17.4 million or 33.1% for December 31, 1998 compared to $52.4 million at December 31, 1997. The increase for the year ended December 31, 1999 resulted primarily from $5.6 million in premises and equipment obtained through the Harlingen Bancshares, Inc. acquisition. The increase for the year ended December 31, 1998 resulted primarily from completion costs of the Company's new headquarters in McAllen of $10.2 million, net of construction in progress of $9.4 million as of December 31, 1997.

GOODWILL AND IDENTIFIABLE INTANGIBLES

      Intangibles of $44.8 million at December 31, 1999 increased $17.9 million or 66.6% compared to $26.9 million at December 31, 1998 and increased $2.8 million or 11.8% compared to $24.1 million at December 31, 1997. The net increase in 1999 is primarily due to $21.0 million in intangibles added for the Harlingen Bancshares, Inc. acquisition partially offset by the $3.2 million in amortization. The net increase in 1998 is due to amortization of intangibles and the acquisition of Raymondville Bancorp, Inc.

DEPOSITS

      Total deposits of $1.9 billion at December 31, 1999 increased $322.4 million or 20.6% compared to December 31, 1998 levels of $1.6 billion which increased $200.2 million or 14.7% compared to December 31, 1997 levels of $1.4 billion. The increase in total deposits for the year ended December 31, 1999 is primarily attributable to $183.6 million recorded with the Harlingen Bancshares, Inc. acquisition and the growth in the volume of business conducted by the Company. The increase in total deposits for the year ended December 31, 1998 is attributable in part to the vitality of the Rio Grande Valley economy. Total non-interest bearing deposits of $285.9 million for the year ended December 31, 1999 represented an increase of $51.2 million or 21.8% compared to the year ended December 31, 1998 and increased $26.2 million or 12.6% compared to the year ended December 31, 1997. Total public funds deposits (consisting of Public Funds Demand Deposits, Savings, Money Market Checking and Savings and Time Deposits) of $389.5 million for the year ended December 31, 1999 increased $123.0 million or 46.1% compared to $266.5 million for the year ended December 31, 1998. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public funds deposits.

      The following table presents the composition of total deposits at the end of the last three years:

                                                              DECEMBER 31,
                                             ------------------------------------------
DEPOSIT COMPOSITION                               1999            1998           1997
---------------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
Demand Deposits
   Commercial and Individual                 $  277,729      $  226,605      $  203,325
   Public Funds                                   8,137           8,050           5,098
---------------------------------------------------------------------------------------
     Total Demand Deposits                      285,866         234,655         208,423
---------------------------------------------------------------------------------------
Interest-Bearing Deposits
   Savings
     Commercial and Individual                  118,512         106,446         100,917
     Public Funds                                   246           1,265             771
   Money Market Checking and Savings
     Commercial and Individual                  298,668         236,157         203,292
     Public Funds                                78,791          65,081          39,547
   Time Deposits
     Commercial and Individual                  800,934         727,205         647,959
     Public Funds                               302,329         192,133         161,874
---------------------------------------------------------------------------------------
     Total Interest-Bearing Deposits          1,599,480       1,328,287       1,154,360
---------------------------------------------------------------------------------------
       Total Deposits                        $1,885,346      $1,562,942      $1,362,783
=======================================================================================
Weighted Average Rate on
   Interest-Bearing Deposits                       4.41%           4.67%           4.67%
=======================================================================================

      Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 1999 (dollars in thousands):

MATURITIES OF TIME DEPOSITS
   OF $100,000 OR MORE
--------------------------------------------------------------------------
Three Months or Less                                              $366,625
After Three through Six Months                                     137,629
After Six through Twelve Months                                    108,283
After Twelve Months                                                 74,892
--------------------------------------------------------------------------
   Total                                                          $687,429
==========================================================================
Weighted Average Rate on Time Deposits of $100,000 or More            5.33%
==========================================================================

      Mexico is a part of the trade territory of the Company and foreign deposits from Mexican sources have traditionally been a source of funding. In December 1995, the Mexican government announced a 20% devaluation of the Mexican peso relative to the United States dollar, and the Mexican peso has since continued to decline relative to the dollar. The Company does not anticipate any negative impact on foreign deposits due to these recent devaluations of the peso. The increase in foreign deposits is primarily attributable to Mexican deposits obtained from acquisitions. The following table presents foreign deposits, primarily from Mexican sources:

                                                       DECEMBER 31,
                                                  ---------------------
FOREIGN DEPOSITS                                   1999           1998
-----------------------------------------------------------------------
                                                 (Dollars in Thousands)
Demand Deposits                                  $ 10,318      $ 10,667
-----------------------------------------------------------------------
Interest-Bearing Deposits
   Savings                                         20,882        21,638
   Money Market Checking and Savings               32,243        32,324
   Time Deposits Under $100,000                    71,319        66,104
   Time Deposits of $100,000 or more              147,711       133,641
-----------------------------------------------------------------------
     Total Interest-Bearing Deposits              272,155       253,707
-----------------------------------------------------------------------
     Total Foreign Deposits                      $282,473      $264,374
=======================================================================
Percent of Total Deposits                           14.98%        16.92%
=======================================================================
Weighted Average Rate on Foreign Deposits            4.31%         4.60%
=======================================================================

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

      Shareholders' equity increased by $10.9 million or 6.2%, during the year ended December 31, 1999 due to comprehensive income of $16.8 million less cash dividends of $7.4 million. Comprehensive income for the period included net income of $30.9 million and unrealized loss on securities available for sale, net of tax, of $14.1 million.

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital:

                                                             DECEMBER 31, 1999             DECEMBER 31, 1998
                                                         -------------------------------------------------------
RISK-BASED CAPITAL                                         AMOUNT          RATIO         AMOUNT          RATIO
----------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Total Shareholders' Equity before unrealized
   gains or losses on Securities Available for Sale     $ 201,636                      $176,665
Less Goodwill and Other Deductions                        (44,796)                      (26,894)
----------------------------------------------------------------------------------------------------------------
Total Tier I Capital                                      156,840                       149,771
Total Tier II Capital                                      16,711                        13,236
----------------------------------------------------------------------------------------------------------------
   Total Qualifying Capital                             $ 173,551                      $163,007
================================================================================================================
Total Risk-Based Capital                                $ 173,551         11.94%       $163,007          14.04%
Total Risk-Based Capital Minimum                          116,313          8.00          92,884           8.00
----------------------------------------------------------------------------------------------------------------
Tier I Risk-Based Capital                                 156,840         10.79         149,771          12.90
Tier I Risk-Based Capital Minimum                          58,157          4.00          46,442           4.00
----------------------------------------------------------------------------------------------------------------
Tier I Leverage Capital                                   156,840          7.58         149,771           8.84
Tier I Leverage Capital Minimum                            82,777          4.00          67,772           4.00
================================================================================================================

      At December 31, 1999, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

ANALYSIS OF RESULTS OF OPERATIONS

NET INCOME

      Net income available for common shareholders was $30.9 million in 1999, compared to $22.5 million in 1998 and $23.1 million in 1997. The increase in net income in 1999 from 1998 by $8.4 million or 37.3% was primarily due to an increase in interest-earning assets and a decrease in the provision for loan losses. The provision for loan losses was $5.4 million in 1999 compared to $9.7 million in 1998. The $9.7 million provision in 1998 was recorded to bring the allowance for loan losses back up to a level deemed appropriate by management after considering loans charged off and written down during third quarter 1998. Total loans charged off or written down in the third quarter of 1998 amounted to $6.8 million, of which $4.8 million or 71.1% related to agricultural loans. Total interest income in the amount of $1.2 million was also charged off of which $863,000 or

72.9% related to agricultural loans. These charge-offs and write-downs were primarily the result of a severe drought and its impact on agricultural growers, shippers, suppliers and consumers throughout the Rio Grande Valley region. Earnings per diluted common share were $2.11, $1.54 and $1.58 for the years ended December 31, 1999, 1998, and 1997, respectively. Return on assets averaged 1.63%, 1.36% and 1.61%, respectively, while return on shareholders' equity averaged 16.82%, 13.11%, and 15.15%, respectively, for the years ended December 31, 1999, 1998, and 1997, respectively.

NET INTEREST INCOME

      The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 1999, 1998, and 1997 (dollars in thousands):

                                                                      YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------------
                                                       1999                                           1998
                                  -------------------------------------------      ---------------------------------------
                                    AVERAGE                           YIELD/         AVERAGE                        YIELD/
TAXABLE-EQUIVALENT BASIS (1)        BALANCE          INTEREST          RATE          BALANCE         INTEREST        RATE
--------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
  Loans
   Commercial                     $  427,828       $   38,560          9.01%       $  355,014        $ 32,085         9.04%
   Real Estate                       650,168           61,578          9.47           556,800          54,158         9.73
   Consumer                          131,613           13,745         10.44           111,713          11,474        10.27
--------------------------------------------------------------------------------------------------------------------------
    Total Loans                    1,209,609          113,883          9.41         1,023,527          97,717         9.55
--------------------------------------------------------------------------------------------------------------------------
  Securities
   Taxable                           444,021           27,244          6.14           402,457          25,138         6.25
   Tax-Exempt                         44,485            3,170          7.13            30,310           2,357         7.78
--------------------------------------------------------------------------------------------------------------------------
    Total Securities                 488,506           30,414          6.23           432,767          27,495         6.35
--------------------------------------------------------------------------------------------------------------------------
  Time Deposits                        1,621              114          7.03             1,300              76         5.85
  Federal Funds Sold                  20,347            1,000          4.91            33,617           1,829         5.44
--------------------------------------------------------------------------------------------------------------------------
   Total Interest-Earning
    Assets                         1,720,083       $  145,411          8.45%        1,491,211        $127,117         8.52%
--------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks               56,414                                           54,531
Premises and Equipment, Net           71,001                                           64,937
Other Assets                          64,310                                           55,866
Allowance for Loan Losses            (14,928)                                         (12,410)
--------------------------------------------------------------------------------------------------------------------------
   Total Assets                   $1,896,880                                       $1,654,135
==========================================================================================================================
Liabilities
Interest-Bearing Liabilities

  Savings                         $  112,948       $    2,517          2.23%       $  105,243        $ 2,986         2.84%
  Money Market Checking
   and Savings                       316,929            9,018          2.85           258,885           7,521         2.91
  Time Deposits                    1,001,399           49,960          4.99           879,379          47,590         5.41
--------------------------------------------------------------------------------------------------------------------------
   Total Savings and
    Time Deposits                  1,431,276           61,495          4.30         1,243,507          58,097         4.67
--------------------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased
   and Securities Sold
   Under Repurchase
   Agreements                         15,377              726          4.72             5,772             287         4.97
--------------------------------------------------------------------------------------------------------------------------
   Total Interest-Bearing
    Liabilities                    1,446,653       $   62,221          4.30%        1,249,279        $ 58,384         4.67%
--------------------------------------------------------------------------------------------------------------------------
Demand Deposits                      253,454                                          218,708
Other Liabilities                     13,383                                           14,721
--------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                1,713,490                                        1,482,708
--------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                 183,390                                          171,427
--------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and
   Shareholders' Equity           $1,896,880                                       $1,654,135
==========================================================================================================================
Net Interest Income                                $   83,190                                        $ 68,733
==========================================================================================================================
Net Yield on Total Interest-
   Earning Assets                                                      4.84%                                          4.61%
==========================================================================================================================

                                             YEARS ENDED DECEMBER 31,
                                  -------------------------------------------
                                                       1997
                                  -------------------------------------------
                                    AVERAGE                           YIELD/
TAXABLE-EQUIVALENT BASIS (1)        BALANCE          INTEREST          RATE
-----------------------------------------------------------------------------
Assets
Interest-Earning Assets
  Loans
   Commercial                     $  303,683        $  29,398          9.68%
   Real Estate                       489,611           48,650          9.94
   Consumer                           82,545            8,615         10.44
-----------------------------------------------------------------------------
    Total Loans                      875,839           86,663          9.89
-----------------------------------------------------------------------------
  Securities
   Taxable                           359,898           23,124          6.43
   Tax-Exempt                         26,323            2,303          8.75
-----------------------------------------------------------------------------
    Total Securities                 386,221           25,427          6.58
-----------------------------------------------------------------------------
  Time Deposits                          242               14          5.79
  Federal Funds Sold                  39,657            2,195          5.53
-----------------------------------------------------------------------------
   Total Interest-Earning
    Assets                         1,031,959        $ 114,299          8.78%
-----------------------------------------------------------------------------
Cash and Due from Banks               55,515
Premises and Equipment, Net           43,728
Other Assets                          49,840
Allowance for Loan Losses            (11,086)
-----------------------------------------------------------------------------
   Total Assets                   $1,439,956
=============================================================================
Liabilities
Interest-Bearing Liabilities
  Savings                         $  101,903        $   3,235          3.17%
  Money Market Checking
   and Savings                       241,765            7,142          2.95
  Time Deposits                      738,643           40,189          5.44
-----------------------------------------------------------------------------
   Total Savings and
    Time Deposits                  1,082,311           50,566          4.67
-----------------------------------------------------------------------------
  Federal Funds Purchased
   and Securities Sold
   Under Repurchase
   Agreements                            988               52          5.26
-----------------------------------------------------------------------------
   Total Interest-Bearing
    Liabilities                    1,083,299        $  50,618          4.67%
-----------------------------------------------------------------------------
Demand Deposits                      192,131
Other Liabilities                     11,891
-----------------------------------------------------------------------------
  Total Liabilities                1,287,321
-----------------------------------------------------------------------------
Shareholders' Equity                 152,635
-----------------------------------------------------------------------------
  Total Liabilities and
   Shareholders' Equity           $1,439,956
=============================================================================
Net Interest Income                                 $  63,681
=============================================================================
Net Yield on Total Interest-
   Earning Assets                                                     4.89%
=============================================================================

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).

      Net interest income, reported on a tax equivalent basis, increased $14.5 million or 21.0% to $83.2 million in 1999, compared to $68.7 million in 1998. The increase in net interest income was largely due to growth of 15.3% in average interest-earning assets, which rose to $1.7 billion in 1999 compared to $1.5 billion in 1998. The increase was partially offset by lower yields on interest-earning assets. Loan yield for 1999 decreased as a result of a decrease in the average prime rate from 8.36% in 1998 to 7.99% in 1999. In addition, the decrease in securities yield in 1999 compared to 1998 resulted from higher yielding securities maturing and the reinvesting of the proceeds into lower yielding securities. The net interest margin increased to 4.84% in 1999, compared to 4.61% in 1998.

      Tax-equivalent net interest income was $68.7 million for 1998, an increase of $5.1 million or 7.9% compared to 1997. The decrease in the interest margin for 1998 reflected decreases in the rates earned on interest-earning assets. The decrease in loan yield for 1998 reflected a lower market rate in response to Federal Reserve Bank actions and continued strong competition from local financial institutions and, to a lesser extent, the charge-off of $900,000 in interest income on agricultural loans during third quarter 1998. The rate paid on interest-bearing liabilities during 1998 did not change due to competition from local financial institutions and time deposit maturities, which prevent the Company from rapidly lowering deposit rates. The net interest margin for 1998 was 4.61% compared to 4.89% in 1997.

      The net interest income and the yield on earning assets were reduced by interest foregone on nonaccrual loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have approximated $1.9 million, $2.2 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income on nonaccrual loans included in net income for cash payments received was $156,000 in 1999, $232,000 in 1998, and $238,000 in 1997.

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

                                                                          INCREASE (DECREASE)
                                    ------------------------------------------------------------------------------------------------
                                                 YEAR ENDED DECEMBER 31,                            YEAR ENDED DECEMBER 31,
                                                  1999 COMPARED TO 1998                              1998 COMPARED TO 1997
                                    ------------------------------------------------------------------------------------------------
                                                   DUE TO CHANGE IN                                   DUE TO CHANGE IN
                                       NET        ------------------         RATE/        NET        ------------------       RATE/
TAXABLE-EQUIVALENT BASIS (1)         CHANGE       VOLUME        RATE        VOLUME      CHANGE       VOLUME        RATE      VOLUME
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
   Loans                            $16,166      $17,765      $(1,353)     $ (246)     $11,054      $14,606      $(2,978)     $(574)
   Securities
     Taxable                          2,106        2,596         (444)        (46)       2,014        2,737         (648)       (75)
     Tax-Exempt                         813        1,102         (197)        (92)          54          349         (255)       (40)
   Time Deposits in Bank                 38           19           15           4           62           61         --            1
   Federal Funds Sold                  (829)        (722)        (177)         70         (366)        (334)         (36)         4
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income           18,294       20,760       (2,156)       (310)      12,818       17,419       (3,917)      (684)
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Deposits                           3,398        8,773       (4,670)       (705)       7,531        7,528         --            3
   Federal Funds Purchased and
     Securities Sold Under
     Repurchase Agreements              439          477          (14)        (24)         235          252           (3)       (14)
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest Expense           3,837        9,250       (4,684)       (729)       7,766        7,780           (3)       (11)
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income Before
Allocation of
   Rate/Volume                       14,457       11,510        2,528         419        5,052        9,639       (3,914)      (673)
Allocation of Rate/Volume              --           (765)       1,184        (419)        --           (545)        (128)       673
------------------------------------------------------------------------------------------------------------------------------------
Changes in Net Interest Income      $14,457      $10,745      $ 3,712      $   -       $ 5,052      $ 9,094     $ (4,042)      $ -
====================================================================================================================================

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 1999 and 1998).

PROVISION FOR LOAN LOSSES

      The Company recorded a provision for loan losses of $5.4 million for 1999, compared to $9.7 million for 1998 and $2.9 million for 1997. Net charge-offs totaled $3.5 million and $8.1 million for 1999 and 1998, respectively, and decreased to 0.29% of average loans in 1999 compared to 0.79% of average loans in 1998. Charge-offs of $5.5 million on agricultural loans during 1998, as previously discussed, factored heavily in the decrease in the provision for loan losses by $4.3 million or 44.2% in 1999 compared to 1998. Net charge-offs were $2.5 million or 0.28% of average loans in 1997. The provision for loan losses reflected an increase of $6.8 million or 230.1% in 1998 compared to 1997, primarily due to the $5.5 million in charge-offs on agricultural loans during 1998 and, to a lesser extent, loan growth of $138.2 million.

      Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate. Management bases its decision on many factors which include historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, and general economic conditions, particularly as they relate to the Company's lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the "Allowance for Loan Losses" section of this Report.

NONINTEREST INCOME

      Noninterest Income totaled $17.4 million for 1999 compared to $17.7 million for 1998 and $13.0 million for 1997. Excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale, Noninterest Income increased $2.6 million or 17.9% in 1999 compared to 1998 and $2.5 million or 20.6% in 1998 compared to 1997. The Noninterest Income growth in 1999 and 1998 resulted primarily from the increased volume of business conducted by the Company and, in part, because of the Harlingen Bancshares, Inc. acquisition in 1999 and the Raymondville merger in 1998.

      Total Service Charges were $12.1 million for 1999 compared to $10.1 million for 1998 and $8.6 million for 1997. The increase in Total Service Charges during 1999 by $1.9 million or 19.1% is attributable to increased account transaction fees generated by deposit growth, an increase in amount charged for overdrafts, and a decrease in the percentage of overdraft charges waived. The increase in Total Service Charges in 1998 by $1.5 million or 17.8% compared to 1997 is primarily due to increased fees resulting from deposit growth experienced by the Company and as a result of the Raymondville merger.

      Trust Service Fees were $2.0 million for 1999 compared to $1.8 million for 1998 and $1.7 million for 1997. The increase in Trust Service Fees during 1999 by $195,000 or 11.0% is attributable to an increase in the market value of trust accounts managed. The fair market value of assets managed was $357.6 million at December 31, 1999 compared to $328.7 million at December 31, 1998, representing an increase of 8.8%. Trust Service Fees increased by $79,000 or 4.7% in 1998 compared to 1997 primarily due to an increase in the number of trust accounts. The fair market value of assets managed at December 31, 1997 was $250.8 million. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

      Net Realized Gains on Sales of Securities Available for Sale were $1,000 for 1999 compared to $2.9 million for 1998 and $734,000 for 1997. Market opportunities to realize bond profits were limited as bond prices generally fell during 1999. During the latter half of 1998, long-term interest rates reached or neared 30 year lows. This coupled with management's belief in the fundamental underlying strength of the U.S., Texas and Rio Grande Valley economies, presented an opportunity to realize some of the gains in the Securities Available for Sale portfolio. During 1997, the gains were a result of the Company's decision to reduce asset sensitivity of callable bonds and improve bond quality.

      Data Processing Service Fees of $2.1 million for 1999 increased $589,000 or 38.9% compared to $1.5 million for 1998. This increase primarily arose from the acquisition of an additional banking client during 1999, the recognition of a full year's income on the two banking clients obtained during 1998 and increased utilization of services offered to existing clients. Data Processing Service Fees of $1.5 million in 1998 increased by $435,000 or 40.3% compared to $1.1 million in 1997 as a result of the acquisition of two banking clients during 1998 and increased utilization of services by existing clients. The number of data processing clients as of December 31, 1999, 1998 and 1997 was 7, 6, and 4, respectively.

      Other Operating Income of $1.2 million for 1999 was comparable to $1.3 million reported for 1998. Other Operating Income increased by $469,000 or 55.0% in 1998 compared to $852,000 for 1997. The increase in Other Operating Income for 1998 was primarily attributable to the increased volume of deposit accounts and other business conducted by the Company.

NONINTEREST EXPENSE

      Noninterest Expense of $45.9 million for 1999 increased $4.8 million or 11.6% compared to $41.1 million for 1998. Noninterest Expense of $41.1 million for 1998 increased $3.9 million or 10.6% compared to $37.2 million for 1997. The efficiency ratio of expense to total revenue improved to 45.29% compared to 48.86% for 1998 and 48.82% for 1997. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities). Excluding

One Time Charge - Acquisitions of $728,000 in 1998, Noninterest Expense increased $5.5 million or 13.7% in 1999 over 1998. The increase results primarily from higher personnel costs and occupancy expenses associated with the new corporate headquarters building in McAllen, Texas opened in mid-1998.

      Salaries and Employee Benefits, the largest category of Noninterest Expense, were $22.4 million in 1999, $18.5 million in 1998 and $17.7 million in 1997. The increase in 1999 over 1998 by $3.9 million or 20.8% reflects increases in base salaries and higher levels of staff, including the staff acquired as a result of the Harlingen Bancshares, Inc. acquisition. In addition, during 1999 the Company paid bonuses to its officers totaling $908,000. The increase in 1998 over 1997 by $834,000 or 4.7% was primarily due to staffing increases, including the staff acquired as a result of the Raymondville merger. At the end of 1999, the Company had approximately 888 full-time equivalent employees, compared to 727 at year end 1998 and 564 at year end 1997. Salaries and Employee Benefits averaged 1.18% of average assets in 1999 compared to 1.12% in 1998 and 1.23% in 1997.

      Net Occupancy Expense of $3.8 million for 1999 was comparable to $3.6 million for 1998, decreasing by only $136,000 or 3.7%. Although expenses associated with the new corporate headquarters building in McAllen, Texas, which opened mid-1998, increased in 1999, the increase was offset by an increase in rental income generated from leasing space in the new building. Net Occupancy Expense of $3.6 million for 1998 increased $944,000 or 35.1% compared to $2.7 million for 1997. Expenses associated with the new corporate headquarters contributed to the increase in Net Occupancy Expense during 1998.

      Equipment Expense of $5.1 million for 1999 increased $528,000 or 11.5% compared to $4.6 million for 1998. During 1998, Equipment Expense increased $821,000 or 21.7% compared to $3.8 million for 1997. Expenses associated with the new corporate headquarters building contributed to the increase in Equipment Expense during 1998.

      Other Real Estate Expense, Net, includes rental income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net of $332,000 for 1999 was comparable to $307,000 reported for 1998, increasing by only $25,000 or 8.1%. Other Real Estate Expense, Net increased $202,000 or 192.4% in 1998 compared to $105,000 for 1997. The net increase in 1998 was primarily attributable to higher volumes in Other Real Estate Owned offsetting increased operating income and gain on sale of foreclosed properties. Management is actively seeking buyers for all Other Real Estate.

      Amortization of Goodwill and Identifiable Intangibles of $3.2 million for 1999 increased $520,000 or 19.5% compared to $2.7 million for 1998. The increase in Amortization of Goodwill and Identifiable Intangibles during 1999 compared to 1998 was attributable to the amortization of $21.0 million of goodwill and other intangibles added in 1999 with the Harlingen Bancshares, Inc. acquisition. Amortization of Goodwill and Identifiable Intangibles increased to $2.7 million in 1998 compared to $2.3 million in 1997, an increase of $408,000 or 18.1%. The increase was due to the amortization of goodwill and core deposit premiums associated with the 1998 acquisitions.

      An impairment loss of $630,000 was recorded during the three months ended June 30, 1997 to reflect the impairment of an existing bank building. The building was razed to provide additional parking upon completion of the new headquarters building in McAllen, Texas. The new bank building completed in 1998 serves as the headquarters for Texas State Bank and Texas Regional Bancshares, Inc. The amount of the impairment loss represented the book value of the building at June 30, 1997.

      One Time Charge - Acquisitions of $728,000 in 1998 related primarily to professional fees and computer conversion costs resulting from the Company's 1998 acquisitions.

      Other Noninterest Expense of $11.1 million for 1999 is comparable to $10.7 million reported for 1998, increasing by only $453,000 or 4.3%. Other Noninterest Expense of $10.7 million for 1998 increased by $625,000 or 6.2% compared to $10.0 million for 1997. The increases for 1999 and 1998 were primarily attributable to an increased volume of business, primarily due to the 1999 and 1998 acquisitions.

      A detailed summary of Noninterest Expense during the last three years follows (dollars in thousands):

                                                             1999          1998          1997
----------------------------------------------------------------------------------------------
Salaries and Wages                                        $ 17,841      $ 15,108      $ 14,442
Employee Benefits                                            4,537         3,418         3,250
----------------------------------------------------------------------------------------------
   Total Salaries and Employee Benefits                     22,378        18,526        17,692
----------------------------------------------------------------------------------------------
Net Occupancy Expense                                        3,767         3,631         2,687
----------------------------------------------------------------------------------------------
Equipment Expense                                            5,127         4,599         3,778
----------------------------------------------------------------------------------------------
Other Real Estate Expense, Net
   Rental Income                                              (389)         (154)          (71)
   Gain on Sale                                               (171)         (257)         (115)
   Expenses                                                    875           674           267
   Write-Downs                                                  17            44            24
----------------------------------------------------------------------------------------------
     Total Other Real Estate Expense, Net                      332           307           105
----------------------------------------------------------------------------------------------
Amortization of Goodwill and Identifiable Intangibles        3,180         2,660         2,252
----------------------------------------------------------------------------------------------
Impairment Loss                                               --            --             630
----------------------------------------------------------------------------------------------
One Time Charge - Acquisitions                                --             728          --
----------------------------------------------------------------------------------------------
Other Noninterest Expense
   Advertising and Public Relations                          1,495         1,536         1,372
   Data Processing and Check Clearing                        1,480         1,183         1,120
   Director Fees                                               344           333           515
   Franchise Tax                                               334           600           533
   Insurance                                                   400           430           327
   FDIC Insurance                                              191           166           150
   Legal                                                       663         1,255         1,050
   Professional Fees                                         1,136           638           775
   Postage, Delivery and Freight                               916           816           689
   Printing, Stationery and Supplies                         1,447         1,325         1,056
   Telephone                                                   628           534           433
   Other Losses                                                759            68           837
   Miscellaneous Expense                                     1,311         1,767         1,169
----------------------------------------------------------------------------------------------
     Total Other Noninterest Expense                        11,104        10,651        10,026
----------------------------------------------------------------------------------------------
Total Noninterest Expense                                 $ 45,888      $ 41,102      $ 37,170
==============================================================================================

INCOME TAX EXPENSE

      The Company recorded income tax expense of $16.8 million for 1999 compared to $11.6 million for 1998 and $11.9 million for 1997. The changes in income tax expense are due primarily to changes in the level of pretax income.

CAPITAL AND LIQUIDITY

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 1999, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.94%, a Tier I risk-based capital ratio of 10.79%, and a leverage ratio of 7.58%.

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

      Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At December 31, 1999, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, was 30.3% compared to 33.0% at December 31, 1998 and 34.3% at December 31, 1997.

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

      During 1999, funds for $188.6 million of securities purchases and $179.0 million of net loan growth came from various sources, including a net increase in deposits of $138.8 million, $125.9 million in proceeds from maturing securities and $30.9 million of net income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

      In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a "driver" and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The following table summarizes the simulated change in net interest income over a 12-month period as of December 31, 1999 and December 31, 1998:

                                               INCREASE (DECREASE) IN
                                                 NET INTEREST INCOME
CHANGES IN INTEREST        ESTIMATED NET       ----------------------
RATES (BASIS POINTS)      INTEREST INCOME        AMOUNT       PERCENT
---------------------------------------------------------------------
                        (Dollars in Thousands)
December 31, 1999
  +100                       $99,136           $ 1,189          1.2%
    -                         97,947              -              -
  -100                        95,954            (1,993)        (2.0)

December 31, 1998
  +100                        77,223             2,317          3.1
    -                         74,906              -              -
  -100                        69,940            (4,966)        (6.6)
---------------------------------------------------------------------

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

      The interest rate sensitivity gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities within a given time period ("GAP"). A GAP ratio is determined by dividing rate sensitive assets by rate sensitive liabilities. A ratio of 1.0 indicates a perfectly matched position, in which case the effect on net interest income due to interest rate movements would be zero. The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 1999:

                                                      0-3           4-6           7-12            1-5        OVER
INTEREST RATE SENSITIVITY ANALYSIS                  MONTHS         MONTHS        MONTHS          YEARS      5 YEARS        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Loans                                            $  657,392      $  70,301      $ 117,928      $483,825     $ 45,313    $1,374,759
Securities
   Available for Sale                                   961          1,001          6,225       202,374      315,377       525,938
   Held to Maturity                                   5,424              3            106         1,737          740         8,010
Time Deposits                                         1,218           --            1,683         2,176         --           5,077
------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Assets                 664,995         71,305        125,942       690,112      361,430     1,913,784
------------------------------------------------------------------------------------------------------------------------------------
Savings                                             118,758           --             --            --           --         118,758
Money Market Checking and Savings Accounts          377,458           --             --            --           --         377,458
Time Deposits                                       516,633        235,532        204,569       146,445           85     1,103,264
Federal Funds Purchased and Securities Sold
    under Repurchase Agreements                      34,608           --             --            --           --          34,608
------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities          1,047,457        235,532        204,569       146,445           85     1,634,088
------------------------------------------------------------------------------------------------------------------------------------
Rate Sensitivity GAP (1)                         $ (382,462)     $(164,227)     $ (78,627)     $543,667     $361,345    $  279,696
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitivity GAP                  $ (382,462)     $(546,689)     $(625,316)     $(81,649)    $279,696
------------------------------------------------------------------------------------------------------------------------------------
Ratio of Cumulative Rate Sensitivity GAP to
   Total Assets                                      (18.03)%       (25.78)%       (29.49)%
Ratio of Cumulative Rate Sensitive
   Interest-Earning Assets to Cumulative Rate
   Sensitive Interest-Bearing Liabilities            0.63:1         0.57:1         0.58:1
------------------------------------------------------------------------------------------------------------------------------------

(1) Rate sensitive interest-earning assets less rate sensitive interest-bearing liabilities.

YEAR 2000

      The Year 2000 problem affects all companies. This problem is rooted in storage constraints of systems developed in the 1960's and 1970's. Many computer codes used only two-digit year codes, e.g., 98 instead of four digits, 1998. Thus, many computer applications interpret the year "00" as 1900 and accordingly need to be modified to process in the next century.

      Over the past two years, the Company formalized and implemented a comprehensive plan to address the Year 2000 problem which encompassed its in-house and third party computer systems, vendors, customers, and business partners. In the process, the Company expended approximately $472,000, including $188,000 expended during 1999.

      As of the date of this filing, the Company has not experienced any Year 2000 problems that have affected its operations, the realization of financial assets, or its results of operations. The Company believes that there is no remaining significant risk or exposure to the Company as a result of the Year 2000 issue.

CURRENT ACCOUNTING ISSUES

      The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of Statement 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available for sale or trading. The Financial Accounting Standards Board's Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement No. 133", deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Company will adopt Statement 133 on January 1, 2001 and is evaluating the impact, if any, this statement may have on its future consolidated financial statements.


FOURTH QUARTER RESULTS

      The fourth quarter net income for 1999 of $8.3 million or $0.57 per diluted common share reflected an increase of $1.2 million or 17.6% compared to $7.1 million or $0.48 per share for fourth quarter 1998. Results for fourth quarter 1999 reflected increases in net interest income, noninterest income and noninterest expense compared to fourth quarter 1998.

      Net interest income, on a tax-equivalent basis, of $23.4 million for fourth quarter 1999 increased $5.6 million or 31.5% compared to $17.8 million for fourth quarter 1998. The increase resulted from an increased volume of earning assets due to the 1999 acquisition of Harlingen Bancshares, Inc. and in part to the vitality of the Rio Grande Valley economy. Average earning assets of $1.9 billion for fourth quarter 1999 increased by $338.1 million or 21.7% compared to $1.6 billion for fourth quarter 1998. Net interest margin for fourth quarter 1999 was 4.88% compared to 4.52% for fourth quarter 1998.

      The provision for loan losses charged against earnings in fourth quarter 1999 totaled $1.0 million compared to $650,000 for fourth quarter 1998, reflecting an increase of $360,000 or 55.4%. Net charge-offs (recoveries) of $954,000 for fourth quarter 1999 increased $985,000 or 3,177.4% compared to $(31,000) for fourth quarter 1998.

      Noninterest income of $4.8 million for fourth quarter 1999 increased $537,000 or 12.7% compared to $4.2 million for fourth quarter 1998. The increase is primarily due to an increase in service charges on deposit accounts and data processing fees and is partially offset by a decrease in realized gains on securities available for sale.

      Noninterest expense of $13.8 million for fourth quarter 1999 increased $3.4 million or 33.1% compared to $10.4 million for fourth quarter 1998, primarily due to an increase in salaries and employee benefits and other noninterest expense. The efficiency ratio of expense to total revenue averaged 48.81% for fourth quarter 1999 compared to 46.66% for fourth quarter 1998.

      The fourth quarter net income for 1999 was $8.3 million or $0.57 per diluted common share reflected an increase of $305,000 or 3.8% compared to $8.0 million or $0.55 per diluted common share for third quarter 1999. Operating results for fourth quarter 1999 reflected an increase in net interest income, provision for loan losses, noninterest income and noninterest expense from third quarter 1999.

      Net interest income, on a tax-equivalent basis, of $23.4 million for fourth quarter 1999 increased $2.7 million or 12.8% compared to $20.7 million for third quarter 1999, reflecting a continued increase in volume of earning assets. Average earning assets of $1.9 billion for fourth quarter 1999 increased $201,000 or 11.8% compared to $1.7 billion for third quarter 1999. The fourth quarter 1999 net interest margin of 4.88% compared to 4.84% in third quarter 1999.

      The provision for loan losses charged against earnings in fourth quarter 1999 of $1.0 million compared to $1.6 million for third quarter 1999, reflecting a decrease of $590,000 or 36.9%. Net charge-offs of $954,000 for fourth quarter 1999 increased $172,000 or 22.0% compared to net charge-offs of $782,000 for third quarter 1999.

      Noninterest income of $4.8 million for fourth quarter 1999 increased $476,000 or 11.1% compared to $4.3 million for third quarter 1999. The increase was primarily due to an increase in service charges due to deposit growth resulting from the Harlingen Bancshares, Inc. acquisition.

      Noninterest expense of $13.8 million for fourth quarter 1999 increased $3.1 million or 29.4% compared to $10.6 million for third quarter 1999. The increase was largely attributable to an increase in salaries and employee benefits resulting from the Harlingen Bancshares, Inc. acquisition during fourth quarter 1999, as well as officer bonuses paid during the fourth quarter. In addition, increases in other noninterest expense were attributable to increased business resulting from the Harlingen Bancshares, Inc. acquisition. The efficiency ratio of expense to total revenue averaged 48.81% for fourth quarter 1999 compared to 42.26% for third quarter 1999.

      The nonaccrual and renegotiated loans at December 31, 1999 of $8.3 million increased $717,000 or 9.4% compared to $7.6 million at September 30, 1999 primarily due to higher nonaccrual loan volumes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

      Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The Company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management believes that as of December 31, 1999, the Company maintains an effective system of internal control.

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

January 28, 2000


INDEPENDENT AUDITORS' REPORT


Board of Directors
Texas Regional Bancshares, Inc.

      We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                    KPMG LLP
Houston, Texas
January 28, 2000

CONSOLIDATED FINANCIAL STATEMENTS

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                       DECEMBER 31,
CONSOLIDATED BALANCE SHEETS                                                     ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                           1999             1998
-----------------------------------------------------------------------------------------------------------
Assets
   Cash and Due From Banks (Note 2)                                             $   66,819       $   58,274
   Time Deposits                                                                     5,077              553
   Federal Funds Sold                                                                    -           32,000
-----------------------------------------------------------------------------------------------------------
     Total Cash and Cash Equivalents                                                71,896           90,827
   Securities Available for Sale, at Fair Value (Note 3)                           525,938          455,936
   Securities Held to Maturity, at Amortized Cost (Fair Value of
     $8,071 in 1999 and $14,650 in 1998) (Note 3)                                    8,010           14,331
   Loans, Net of Unearned Discount of $5,154 in 1999 and $4,886 in 1998          1,374,759        1,089,505
   Less: Allowance for Loan Losses                                                 (16,711)         (13,236)
-----------------------------------------------------------------------------------------------------------
     Net Loans (Note 4)                                                          1,358,048        1,076,269
   Premises and Equipment, Net (Note 5)                                             75,583           69,827
   Accrued Interest Receivable                                                      19,869           16,416
   Other Real Estate                                                                 5,268            4,178
   Goodwill and Identifiable Intangibles                                            44,796           26,894
   Other Assets                                                                     11,282            7,654
-----------------------------------------------------------------------------------------------------------
     Total Assets                                                               $2,120,690       $1,762,332
===========================================================================================================
Liabilities
   Deposits
     Demand                                                                        285,866       $  234,655
     Savings                                                                       118,758          107,711
     Money Market Checking and Savings                                             377,458          301,238
     Time Deposits (Note 6)                                                      1,103,264          919,338
-----------------------------------------------------------------------------------------------------------
       Total Deposits                                                            1,885,346        1,562,942
   Federal Funds Purchased and Securities Sold Under Repurchase
      Agreements (Note 7)                                                           34,608            7,407
   Accounts Payable and Accrued Liabilities                                         12,548           14,709
-----------------------------------------------------------------------------------------------------------
     Total Liabilities                                                           1,932,502        1,585,058
-----------------------------------------------------------------------------------------------------------
   Commitments and Contingencies (Notes 11, 12, 18 and 19)
   Shareholders' Equity
     Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
       None Issued and Outstanding (Note 9)                                            -                -
     Common Stock - Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
       Issued and Outstanding 14,524,739 Shares in 1999 and 14,405,027 Shares
       in 1998 (Note 10)                                                            14,525           14,405
     Paid-In Capital                                                                88,834           87,396
     Retained Earnings (Note 16)                                                    98,277           74,864
     Accumulated Other Comprehensive Income (Loss) (Note 3)                        (13,448)             609
-----------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                                  188,188          177,274
-----------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                                 $2,120,690       $1,762,332
===========================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE                          YEARS ENDED DECEMBER 31,
INCOME                                                                -------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                            1999          1998           1997
-----------------------------------------------------------------------------------------------------------
Interest Income
   Loans, Including Fees                                              $113,382       $97,064        $85,905
   Securities
     Taxable                                                            27,244        25,138         23,124
     Tax-Exempt                                                          2,101         1,542          1,507
   Time Deposits                                                           114            76             14
   Federal Funds Sold                                                    1,000         1,829          2,195
-----------------------------------------------------------------------------------------------------------
     Total Interest Income                                             143,841       125,649        112,745
-----------------------------------------------------------------------------------------------------------
Interest Expense
   Deposits                                                             61,495        58,097         50,566
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements                                      726           287             52
-----------------------------------------------------------------------------------------------------------
     Total Interest Expense                                             62,221        58,384         50,618
-----------------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for Loan Losses                    81,620        67,265         62,127
Provision for Loan Losses (Note 4)                                       5,432         9,729          2,947
-----------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision for Loan Losses                  76,188        57,536         59,180
-----------------------------------------------------------------------------------------------------------
Noninterest Income
   Service Charges on Deposit Accounts                                   9,799         8,025          7,009
   Other Service Charges                                                 2,286         2,122          1,606
   Trust Service Fees                                                    1,965         1,770          1,691
   Net Realized Gains on Sales of Securities
     Available for Sale (Note 3)                                             1         2,910            734
   Data Processing Service Fees                                          2,104         1,515          1,080
   Other Noninterest Income                                              1,244         1,321            852
-----------------------------------------------------------------------------------------------------------
     Total Noninterest Income                                           17,399        17,663         12,972
-----------------------------------------------------------------------------------------------------------
Noninterest Expense
   Salaries and Employee Benefits (Note 11)                             22,378        18,526         17,692
   Net Occupancy Expense                                                 3,767         3,631          2,687
   Equipment Expense                                                     5,127         4,599          3,778
   Other Real Estate Expense, Net                                          332           307            105
   Amortization of Goodwill and Identifiable Intangibles                 3,180         2,660          2,252
   Impairment Loss (Note 5)                                                  -             -            630
   One Time Charge - Acquisitions                                            -           728              -
   Other Noninterest Expense (Note 13)                                  11,104        10,651         10,026
-----------------------------------------------------------------------------------------------------------
     Total Noninterest Expense                                          45,888        41,102         37,170
-----------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                                        47,699        34,097         34,982
Income Tax Expense (Note 8)                                             16,849        11,623         11,860
-----------------------------------------------------------------------------------------------------------
Net Income                                                              30,850        22,474         23,122
Other Comprehensive Income (Loss), Net of Tax
   Net Unrealized Gains (Losses) on Securities Available for Sale
     Net Unrealized Holding Gains (Losses) Arising During Period        (14,056)       1,594            916
     Less: Reclassification Adjustment for Net Realized Gains
       Included in Net Income                                                1         1,892            477
-----------------------------------------------------------------------------------------------------------
       Total Other Comprehensive Income (Loss)                         (14,057)         (298)           439
-----------------------------------------------------------------------------------------------------------
Comprehensive Income                                                   $16,793       $22,176        $23,561
===========================================================================================================
Net Income Per Common Share (Note 14)
   Basic                                                                $ 2.14       $  1.56        $  1.61
   Diluted                                                                2.11          1.54           1.58
===========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                              ACCUMULATED
TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                                  OTHER
CONSOLIDATED STATEMENTS OF CHANGES                     COMMON                                 COMPREHENSIVE       TOTAL
   IN SHAREHOLDERS' EQUITY                            STOCK -      PAID-IN     RETAINED           INCOME       SHAREHOLDERS'
(DOLLARS IN THOUSANDS)                                CLASS A      CAPITAL     EARNINGS           (LOSS)          EQUITY
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                           $  9,993     $86,430      $46,225             $ 468         $143,116
   Net Income                                               -           -       23,122                 -           23,122
   Net Change in Unrealized Gains (Losses) on
     Securities Available for Sale, Net of Tax
     And Reclassification Adjustment                        -           -            -               439              439
--------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income                             -           -       23,122               439           23,561
--------------------------------------------------------------------------------------------------------------------------
   Exercise of Stock Options, 35,814 Shares of
     Class A Common Stock                                  36         458            -                 -              494
   Class A Common Stock Cash Dividends - $0.40 per
     share                                                  -           -       (5,809)                -           (5,809)
   Class A Common Stock 3 for 2 Split                   4,367           -       (4,371)                -               (4)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             14,396      86,888       59,167               907          161,358
   Net Income                                               -           -       22,474                 -           22,474
   Net Change in Unrealized Gains (Losses) on
     Securities Available for Sale, Net of Tax
     And Reclassification Adjustment                        -           -            -              (298)            (298)
--------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income                             -           -       22,474              (298)          22,176
--------------------------------------------------------------------------------------------------------------------------
   Exercise of Stock Options, 8,099 Shares of
     Class A Common Stock                                   9          64            -                 -               73
   Tax Effect of Nonqualified Stock Options
     Exercised                                              -         444            -                 -              444
   Class A Common Stock Cash Dividends - $0.47 per
     share                                                  -           -       (6,769)                -           (6,769)
   Cash Dividends Paid on Fractional Shares                 -           -           (8)                -               (8)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                             14,405      87,396       74,864               609          177,274
   Net Income                                               -           -       30,850                 -           30,850
   Net Change in Unrealized Gains (Losses) on
     Securities Available for Sale, Net of Tax
     And Reclassification Adjustment                        -           -            -           (14,057)         (14,057)
--------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income                             -           -       30,850           (14,057)          16,793
--------------------------------------------------------------------------------------------------------------------------
   Exercise of Stock Options, 119,743 Shares of
     Class A Common Stock                                 120         846            -                 -              966
   Tax Effect of Nonqualified Stock Options
     Exercised                                              -         592            -                 -              592
   Class A Common Stock Cash Dividends - $0.515
     per share                                              -           -       (7,437)                -           (7,437)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                            $14,525     $88,834      $98,277          $(13,448)        $188,188
==========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                         YEAR ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                           -------------------------------------
(DOLLARS IN THOUSANDS)                                                              1999           1998          1997
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net Income                                                                   $  30,850     $  22,474     $  23,122
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation, Amortization and Accretion, Net                                8,917         3,149         3,360
       Provision for Loan Losses                                                    5,432         9,729         2,947
       Provision for Estimated Losses on Other Real Estate and Other Assets           549            49            70
       Gain on Sale of Securities Available for Sale                                   (1)       (2,910)         (734)
       (Gain) Loss on Sale of Other Assets                                             76            57           (13)
       Gain on Sale of Other Real Estate                                             (171)         (257)         (113)
       Gain on Sale of Premises and Equipment                                         (41)         (218)           (2)
       Impairment Loss                                                               --            --             630
       Change in Assets and Liabilities, Net of Effects from Merger
         Decrease in Deferred Income Tax Asset                                      2,366          --            --
         Decrease in Deferred Income Tax Liability                                 (4,487)         (571)       (1,001)
         (Increase) Decrease in Accrued Interest Receivable and Other Assets       (3,300)        1,554        17,339
         Increase (Decrease) in Accounts Payable and Accrued Liabilities            1,596           175         1,587
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                          41,786        33,231        47,192
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Proceeds from Sales of Securities Available for Sale                            27,040       378,411       105,989
   Proceeds from Maturing Securities Available for Sale                           119,638       274,617        47,450
   Purchases of Securities Available for Sale                                    (188,575)     (719,971)     (269,458)
   Proceeds from Maturing Securities Held to Maturity                               6,300        37,306        91,003
   Purchases of Securities Held to Maturity                                          --            --         (19,453)
   Proceeds from Sale of Loans                                                      1,431         2,104            46
   Purchases of Loans                                                              (4,020)         (176)       (1,051)
   Loan Originations and Advances, Net                                           (178,951)     (127,627)     (138,400)
   Recoveries of Charged-Off Loans                                                    605         1,066           759
   Proceeds from Sale of Premises and Equipment                                       221           554             2
   Purchases of Premises and Equipment                                             (5,875)      (19,410)      (16,304)
   Proceeds from Sale of Other Real Estate                                          1,212         1,355         1,019
   Proceeds from Sale of Other Assets                                                 675           716           277
   Net Cash Provided By (Used in) Mergers                                            (133)        5,160          --
---------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                            (220,432)     (165,895)     (198,121)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net Increase in Demand Deposits, Savings, Money Market
     Checking and Savings Accounts                                                 16,479        62,728         2,606
   Net Increase in Time Deposits                                                  122,274        80,973       144,542
   Net Increase in Federal Funds Purchased
     And Securities Sold Under Repurchase Agreements                               27,201         4,782         1,169
   Cash Dividends Paid on Class A Common Stock                                     (7,205)       (6,410)       (5,242)
   Cash Dividends Paid on Fractional Shares                                          --              (8)         --
   Proceeds from the Exercise of Stock Options                                        966            73           494
---------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                         159,715       142,138       143,569
---------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                  (18,931)        9,474        (7,360)
Cash and Cash Equivalents at Beginning of Period                                   90,827        81,353        88,713
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                      $  71,896     $  90,827     $  81,353
=====================================================================================================================

                                   (Continued)


TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                           YEAR ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                --------------------------------
(DOLLARS IN THOUSANDS)                                                                  1999        1998       1997
---------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
   Interest Paid                                                                     $ 61,321    $ 58,385    $ 49,747
   Income Taxes Paid                                                                   18,270      12,003      12,660
Supplemental Schedule of Noncash Investing and Financing Activities
   Foreclosure and Repossession in Partial Satisfaction of Loans Receivable             5,354       7,915       3,538
   Financing Provided For Sales of Other Real Estate                                    2,577       4,088        --
   Net Increase in Dividends Payable                                                      232         359         567
The Company acquired Harlingen Bancshares, Inc. and its subsidiary, Harlingen
   National Bank, on October 1, 1999. Assets acquired and liabilities assumed are as follows:
     Fair Value of Assets Acquired                                                    204,627        --          --
     Cash Paid                                                                         32,248        --          --
     Liabilities Assumed                                                              185,076        --          --
The Company acquired Raymondville Bancorp, Inc. and its subsidiary, Bank of
   Texas, on February 19, 1998. Assets acquired and liabilities assumed are as follows:
     Fair Value of Assets Acquired                                                       --        63,944        --
     Cash Paid                                                                           --         9,600        --
     Liabilities Assumed                                                                 --        58,512        --
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      Texas Regional Bancshares, Inc. (the "Parent" or "Corporation") and subsidiaries (collectively, the "Company") is headquartered in McAllen, Texas. The Company provides a broad array of customary banking services and operates twenty-six banking offices throughout the Rio Grande Valley at December 31, 1999. The accounting and reporting policies followed by the Company conform to generally accepted accounting principles and to general practices within the banking industry.

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

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

TRUST ASSETS

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

SECURITIES

      Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, to changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available for sale and carried at fair value with any adjustments to fair value reported in shareholders' equity as a component of accumulated other comprehensive income
(loss), net of tax. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Securities purchased for trading purchases are held on the trading portfolio at fair value, with changes in fair value included in noninterest income.

      Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific identification method.

LOANS

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

NONACCRUAL LOANS

      The Company discontinues the accrual of interest on loans at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans must be placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

ALLOWANCE FOR LOAN LOSSES

      The Company has established the allowance for loan losses through provisions for loan losses charged against income. The Company charges off portions of loans deemed uncollectible against the allowance for loan losses, and credits subsequent recoveries, if any, to the allowance.

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

      Management believes that the allowance for loan losses at December 31, 1999 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

FORECLOSED ASSETS

      Foreclosed assets, which includes other foreclosed assets included in other assets, include properties acquired through foreclosure in full or partial satisfaction of the related loan.

      The Company records foreclosed assets initially at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. After foreclosure, the Company carries the assets at the lower of (1) cost or
(2) fair value, less estimated costs to sell, based on valuations periodically performed by management. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.

INCOME TAXES

      Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company files a consolidated federal income tax return with its subsidiaries.

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

      The Company reviews its intangible assets periodically for other-than-temporary impairment. If such impairment is indicated, recoverability of the asset is assessed based on expected undiscounted net cash flows.

STOCK OPTION PLAN

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

EARNINGS PER COMMON SHARE COMPUTATIONS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, ("Statement 128") "Earnings per Share." Statement 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces primary EPS and fully diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders, by the weighted average number of common shares outstanding. The computation of diluted EPS assumes the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options are considered in earnings per share calculations if dilutive, using the treasury stock method. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted Statement 128 in 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets and certain identifiable intangibles are reviewed by the Company for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES

      The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998. Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Financial Accounting Standards Board's Statement No. 137 ("Statement 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Company will adopt Statement 133 on January 1, 2001 and is evaluating the impact, if any, this statement may have on its future consolidated financial statements.

RECLASSIFICATION

      Certain amounts in the prior year's presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 2: CASH AND DUE FROM BANKS

      The Federal Reserve Bank requires the Bank to maintain average reserve balances for certain deposit balances. There were no required reserves as of December 31, 1999 and 1998.

NOTE 3: SECURITIES

      An analysis of securities available for sale as of December 31, 1999 follows:

                                                          GROSS           GROSS          ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED         FAIR
(DOLLARS IN THOUSANDS)                     COST           GAINS           LOSSES           VALUE
--------------------------------------------------------------------------------------------------
U.S. Treasury                            $  2,999        $      5        $   --           $  3,004
U.S. Government Agency                    359,558              18         (14,975)         344,601
Mortgage-Backed                           131,699               5          (4,073)         127,631
States and Political Subdivisions          48,198             164          (1,992)          46,370
Other                                       4,332            --              --              4,332
--------------------------------------------------------------------------------------------------
   Total                                 $546,786        $    192        $(21,040)        $525,938
==================================================================================================

           The carrying amount and estimated fair value of securities held to maturity as of December 31, 1999 follow:

                                                          GROSS           GROSS          ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED         FAIR
(DOLLARS IN THOUSANDS)                     COST           GAINS           LOSSES           VALUE
--------------------------------------------------------------------------------------------------
U.S. Treasury                               $5,001        $   17            --              $5,018
States and Political Subdivisions            3,009            50              (6)            3,053
--------------------------------------------------------------------------------------------------
   Total                                    $8,010        $   67          $   (6)           $8,071
==================================================================================================

           An analysis of securities available for sale as of December 31, 1998 follows:

                                                          GROSS           GROSS          ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED         FAIR
(DOLLARS IN THOUSANDS)                     COST           GAINS           LOSSES           VALUE
--------------------------------------------------------------------------------------------------
U.S. Government Agency                   $313,647        $  1,289        $   (966)        $313,970
Mortgage-Backed                           101,670             206            (511)         101,365
States and Political Subdivisions          36,112             994            (118)          36,988
Other                                       3,562              51            --              3,613
--------------------------------------------------------------------------------------------------
   Total                                 $454,991        $  2,540        $ (1,595)        $455,936
==================================================================================================

           The carrying amount and estimated fair value of securities held to maturity as of December 31, 1998 follow:

                                                          GROSS           GROSS          ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED         FAIR
(DOLLARS IN THOUSANDS)                     COST           GAINS           LOSSES           VALUE
--------------------------------------------------------------------------------------------------
U.S. Treasury                            $10,013        $   173          $   --            $10,186
States and Political Subdivisions          4,318            146              --              4,464
--------------------------------------------------------------------------------------------------
   Total                                 $14,331        $   319          $   --            $14,650
==================================================================================================

      Net unrealized holding gains (losses), net of related tax effect, of $(13.4) million and $609,000 at December 31, 1999 and 1998, respectively, on securities available for sale are reported as a separate component of shareholders' equity as accumulated other comprehensive income.

      Proceeds from the sale of securities available for sale portfolio totaled $27.0 million, $378.4 million and $106.0 million in 1999, 1998, and 1997. Gross realized gains and gross realized losses on sales of securities available for sale were $3,000 and $2,000, respectively, in 1999, $3.0 million and $93,000, respectively, in 1998 and $781,000 and $47,000 respectively, in 1997. There were no sales of securities held to maturity in 1999, 1998 or 1997.

      The scheduled maturities of securities available for sale and securities held to maturity at December 31, 1999 follow. The remaining contractual maturities for mortgage-backed securities were allocated assuming no prepayments. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     SECURITIES AVAILABLE                SECURITIES HELD
                                           FOR SALE                        TO MATURITY
                                ------------------------------------------------------------
                                                   ESTIMATED                      ESTIMATED
MATURITY IN YEARS                   AMORTIZED        MARKET        AMORTIZED        MARKET
(DOLLARS IN THOUSANDS)                COST           VALUE           COST           VALUE
--------------------------------------------------------------------------------------------
1 Year or Less                      $ 8,192         $ 8,187         $5,533          $5,538
1 to 5 Years                        206,042         202,374          1,737           1,771
5 to 10 Years                       211,751         199,121            740             762
Over 10 Years                       120,801         116,256              -               -
-------------------------------------------------------------------------------------------
   Total                           $546,786        $525,938         $8,010          $8,071
===========================================================================================

      Securities with carrying values of $516.8 million at December 31, 1999 and $351.7 million at December 31, 1998 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

      Loans consisted of the following:

                                                      DECEMBER 31,
                                                -------------------------
(DOLLARS IN THOUSANDS)                             1999            1998
-------------------------------------------------------------------------
Commercial                                      $ 391,855       $ 311,966
Commercial Tax-Exempt                              22,160          22,155
-------------------------------------------------------------------------
   Total Commercial Loans                         414,015         334,121
Agricultural                                       59,437          52,302
-------------------------------------------------------------------------
Real Estate
   Construction                                   101,376          66,018
   Commercial Mortgage                            456,507         354,134
   Agricultural Mortgage                           38,256          34,440
   1-4 Family Mortgage                            160,786         128,945
-------------------------------------------------------------------------
     Total Real Estate                            756,925         583,537
Consumer                                          144,382         119,545
-------------------------------------------------------------------------
   Total Loans                                 $1,374,759      $1,089,505
=========================================================================

      In the ordinary course of business, the Company's subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1999 and 1998, loans outstanding to directors, officers and their affiliates were approximately $6.4 million and $5.8 million, respectively.

      The activity in the allowance for loan losses follows:

                                                                  DECEMBER 31,
                                                  ------------------------------------------
(DOLLARS IN THOUSANDS)                               1999            1998             1997
--------------------------------------------------------------------------------------------
Balance at Beginning of Year                      $ 13,236         $ 11,291         $ 10,806
Balance from Acquisitions                            1,576              308             --
Provision for Loan Losses                            5,432            9,729            2,947
Loans Charged Off                                   (4,138)          (9,158)          (3,221)
Recoveries of Loans Previously Charged Off             605            1,066              759
--------------------------------------------------------------------------------------------
Balance at End of Year                            $ 16,711         $ 13,236         $ 11,291
============================================================================================

      The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $8.3 million at December 31, 1999 and $10.4 million at December 31, 1998. The total allowance for loan losses related to these loans was $1.6 million and $1.4 million on December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the Company had $112,000 and $35,000, respectively, in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during 1999 and 1998 was $7.6 million and $11.2 million, respectively. Interest income on impaired loans of $156,000, $232,000 and $238,000 was recognized for cash payments received during 1999, 1998 and 1997, respectively. If interest on these impaired loans had been accrued at the original contractual rates, interest income would have been increased by approximately $1.9 million, $2.2 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 5: PREMISES AND EQUIPMENT

      A summary of premises and equipment and related accumulated depreciation and amortization follows:

                                                                              DECEMBER 31,
                                                          ESTIMATED       --------------------
(DOLLARS IN THOUSANDS)                                   USEFUL LIVES       1999         1998
----------------------------------------------------------------------------------------------
Land                                                                      $11,567      $10,373
Buildings and Leasehold Improvements                     2-40 Years        61,559       56,569
Construction in Progress                                                    1,327          168
Furniture and Equipment                                  3-10 Years        25,142       22,896
----------------------------------------------------------------------------------------------
   Subtotal                                                                99,595       90,006
Less: Accumulated Depreciation and Amortization                           (24,012)     (20,179)
----------------------------------------------------------------------------------------------
   Total                                                                  $75,583      $69,827
==============================================================================================

      Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was approximately $5.3 million, $4.4 million and $3.4 million, respectively.

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

NOTE 6: TIME DEPOSITS

      Time deposits of $100,000 or more totaled $687.4 million and $545.7 million at December 31, 1999 and 1998, respectively. Interest expense for the years ended December 31, 1999, 1998 and 1997 on time deposits of $100,000 or more was approximately $32.4 million, $28.7 million and $23.3 million, respectively.

      The maturities of time deposits as of December 31, 1999 follows:

(DOLLARS IN THOUSANDS)
------------------------------------------------------
1 Year or Less                             $   956,734
1 to 2 Years                                   117,828
2 to 3 Years                                    15,976
3 to 4 Years                                     7,779
4 to 5 Years                                     4,862
After 5 Years                                       85
------------------------------------------------------
   Total                                    $1,103,264
======================================================

NOTE 7: FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

      The following table summarizes selected information regarding federal funds purchased and securities sold under repurchase agreements:

                                                         DECEMBER 31,
                                           -------------------------------------
(DOLLARS IN THOUSANDS)                       1999           1998          1997
--------------------------------------------------------------------------------
Balance at End of Year                     $34,608         $7,407        $1,801
Rate on Balance at End of Year                5.45%          4.52%         5.98%
Average Daily Balance                      $15,377         $5,772          $980
Average Interest Rate                         4.72%          4.97%         5.27%
Maximum Month-End Balance                  $46,162        $14,835       $11,100
================================================================================

      Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to six months. These obligations are not federally insured but are collateralized by a security interest in various securities. These pledged securities are segregated and maintained by a third party bank.

NOTE 8: INCOME TAX

      The components of income tax expense consisted of the following:

                                                        YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
(DOLLARS IN THOUSANDS)                           1999            1998             1997
----------------------------------------------------------------------------------------
Current Income Tax Expense
   Federal                                    $ 18,314         $ 12,091         $ 12,559
   State                                           656              107              320
----------------------------------------------------------------------------------------
     Total Current Income Tax Expense           18,970           12,198           12,879
----------------------------------------------------------------------------------------
Deferred Income Tax Benefit
   Federal                                      (2,047)            (572)            (999)
   State                                           (74)              (3)             (20)
----------------------------------------------------------------------------------------
     Total Deferred Income Tax Benefit          (2,121)            (575)          (1,019)
----------------------------------------------------------------------------------------
       Total Income Tax Expense               $ 16,849         $ 11,623         $ 11,860
========================================================================================

      Following is a reconciliation between the amount of reported income tax expense and the amount computed by multiplying the income before tax by the federal statutory tax rate:

                                                         YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                                1999                   1998                1997
                                          -----------------     -----------------  -------------------
(DOLLARS IN THOUSANDS)                     AMOUNT     RATE       AMOUNT     RATE      AMOUNT     RATE
------------------------------------------------------------------------------------------------------
Tax at Statutory Rate                     $16,695       35%    $11,934        35%    $12,244       35%
Additions (Reductions)
   Tax-Exempt Interest                       (898)      (2)       (828)       (2)       (860)      (3)
   State Earned Surplus Tax, Net of
     Federal Income Tax Effect                378        1          67         -         221        1
   Goodwill Amoritzation                      486        1         404         1         344        1
   Change in Anticipated State Income
     Tax Rate                                 135        -          -          -           -        -
   Other, Net                                  53        -          46         -         (89)       -
------------------------------------------------------------------------------------------------------
     Total Income Tax Expense             $16,849       35%    $11,623        34%    $11,860       34%
======================================================================================================

      The net deferred tax asset (liability) included in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities.

                                                                        DECEMBER 31,
                                                                -------------------------
(DOLLARS IN THOUSANDS)                                               1999         1998
-----------------------------------------------------------------------------------------
Deferred Tax Liability
   Premises and Equipment                                       $  5,627         $  5,039
   Identifiable Intangibles                                        5,473            3,170
   Loan Origination Costs                                            626              571
   Other Real Estate                                                 252             --
   Unrealized Gain on Securities Available for Sale                 --                335
   Other                                                             180              208
-----------------------------------------------------------------------------------------
     Total Deferred Tax Liability                                 12,158            9,323
-----------------------------------------------------------------------------------------
Deferred Tax Asset
   Unrealized Loss on Securities Available for Sale                7,402             --
   Allowance for Loan Losses                                       5,491            3,868
   Deferred Compensation                                             504              462
   State Income Taxes                                                241               38
   Other Foreclosed Assets                                           194                1
   Loans                                                             425               61
   Other Real Estate                                                --                 28
   Other                                                             148               78
-----------------------------------------------------------------------------------------
     Total Deferred Tax Asset Before Valuation Allowance          14,405            4,536
     Valuation Allowance                                             (36)             (35)
-----------------------------------------------------------------------------------------
       Net Deferred Tax Asset (Liability)                       $  2,211         $ (4,822)
=========================================================================================

      For the years ended December 31, 1999 and December 31, 1998, the deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the amortization of core deposits for financial statement purposes. The deferred tax asset results from differences in the bad debts written-off for financial statement purposes and the amount allowed under tax law for both years ended December 31, 1999 and 1998. For 1999, the deferred tax asset also includes the net unrealized gain
(loss) on securities available for sale.

      Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999. The Company's conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on federal taxable income of $67.4 million in the carry back period, as well as a history of growth in earnings and the prospects for continued growth. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 9: PREFERRED STOCK

      The Corporation has 10.0 million authorized shares of $1 par value preferred stock. The articles of incorporation of the Corporation grant discretion to the Board of Directors to establish series of preferred stock with such rights, preferences and limitations as may be determined by resolution of the Board. No shares of preferred stock are currently outstanding.

NOTE 10: COMMON STOCK

      The Corporation has 50.0 million authorized shares of $1 par value common stock. At December 31, 1999, 1998 and 1997, the number of common shares outstanding are 14,524,739, 14,405,027 and 14,396,928, respectively.

NOTE 11: EMPLOYEE BENEFITS

      The Company has an Employee Stock Ownership Plan (with section 401(k) provisions) (the "KSOP") covering substantially all of their employees. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have completed twelve consecutive months of credited service, as defined in the plan, and attained age 21. A participant's account balance will be fully vested after six years of credited service. Contribution expense, which includes employer matching for the years ended December 31, 1999, 1998 and 1997 was $962,000, $469,000 and $652,000, respectively.

      The Company acquired existing 401(k) plans in connection with its acquisitions of the Bank of Texas and Harlingen Bancshares, Inc. The plans are restricted to pre-acquisition participation by qualified employees.

      The Company has granted stock options providing for the purchase of Class A Common shares by certain key employees under five separate option plans approved by the shareholders. The following discussion concerning stock option plans has been restated to retroactively give effect for the three-for-two stock split declared and distributed by the Corporation during the third quarter of 1997.

      The 1985 Nonstatutory Stock Option Plan ("the 1985 NSO Plan") authorized the award of stock options for 190,076 shares to the chief executive officer at a price determined by a committee of directors on the grant date. Options to acquire 90,076 shares at a weighted average exercise price of $8.00 per share were outstanding and exercisable under 1985 NSO Plan expiring on May 10, 2000 at December 31, 1999.

      The 1985 Incentive Stock Option Plan ("the 1985 ISO Plan") provided for the grant of options for 190,076 shares at an exercise price of fair market value on the grant date to certain key employees of the Company. Options to acquire 3,822 shares at a weighted average exercise price of $8.00 per share were outstanding and exercisable under 1985 ISO Plan expiring on May 10, 2000 at December 31, 1999.

      The 1995 Nonstatutory Stock Option Plan ("the 1995 NSO Plan") authorized the award of options up to an aggregate maximum of 135,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 1996 with contractual terms of seven years and a vesting period of four years. Options to acquire 120,875 shares at a weighted average exercise price of $11.50 per share were outstanding and exercisable, under 1995 NSO Plan expiring on July 1, 2002 at December 31, 1999.

      The 1997 Nonstatutory Stock Option Plan ("the 1997 NSO Plan") authorized the award of options up to an aggregate maximum of 125,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 125,000 shares at a weighted average exercise price of $33.56 per share were outstanding, with 60,988 exercisable, under the 1997 NSO Plan expiring on July 1, 2003 at December 31, 1999.

      The 1997 Incentive Stock Option Plan ("the 1997 ISO Plan") authorized the award of options up to an aggregate maximum of 100,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 92,864 shares at a weighted average exercise price of $33.68 per share were outstanding, with 45,694 exercisable, under the 1997 ISO Plan expiring on July 1, 2003 at December 31, 1999.

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

                                                           YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         1999           1998         1997
---------------------------------------------------------------------------------------
Net Income                      As Reported        $ 30,850       $ 22,474       23,122
                                Pro Forma            30,490         21,917       23,036
---------------------------------------------------------------------------------------
Basic Earnings Per Share        As Reported            2.14           1.56         1.61
                                Pro Forma              2.12           1.52         1.60
---------------------------------------------------------------------------------------
Diluted Earnings Per Share      As Reported            2.11           1.54         1.58
                                Pro Forma              2.08           1.50         1.58
=======================================================================================

           The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                          DECEMBER 31,
                                  ---------------------------
                                  1999       1998        1997
-------------------------------------------------------------
Expected Life in Years             -         3.46         -
Interest Rate                      -         5.52%        -
Volatility                         -        30.00         -
Dividend Yield                     -         1.49         -
-------------------------------------------------------------

      No options were granted during the years ended December 31, 1999 and 1997. Pro forma net income reflects options granted in 1998 and 1995.

      A summary of the status of the Company's five fixed option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                                                YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------------------
                                                            1999                       1998                        1997
                                                 ---------------------------------------------------------------------------------
                                                                 WEIGHTED                    WEIGHTED                    WEIGHTED
                                                    SHARES       AVERAGE       SHARES         AVERAGE       SHARES        AVERAGE
                                                  UNDERLYING     EXERCISE    UNDERLYING      EXERCISE     UNDERLYING     EXERCISE
FIXED OPTIONS                                       OPTIONS       PRICE        OPTIONS         PRICE        OPTIONS       PRICE
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at Beginning of Year               557,516           $19.07        343,927        $ 9.29        391,324        $9.21
Granted                                           --                --         234,000         33.63           --            --
Exercised                                     (119,743)            8.07         (8,099)         9.05        (47,397)        8.58
Forfeited                                       (5,136)           33.88        (12,312)        31.49           --            --
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year                     432,637           $21.88        557,516        $19.07        343,927        $9.29
---------------------------------------------------------------------------------------------------------------------------------
Options Exercisable at End of Year             321,455           $17.86        356,079        $12.82        276,428        $8.75
Options Available for Grant at End of Year       8,448                           3,312                           --
Weighted Average Fair Value of Options
   Granted During the Year                        --                          $   8.71                           --
---------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 1999.

                                           OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                               -----------------------------------------  ---------------------------
                                                    WEIGHTED    WEIGHTED    EXERCISABLE      WEIGHTED
                                   SHARES           AVERAGE      AVERAGE       SHARES        AVERAGE
                                  UNDERLYING       REMAINING    EXERCISE     UNDERLYING      EXERCISE
RANGE OF EXERCISE PRICES           OPTIONS        LIFE (YEARS)   PRICE         OPTIONS        PRICE
-----------------------------------------------------------------------------------------------------
$  8.00                              93,898           0.4        $8.00          93,898        $8.00
  11.50                             120,875           2.5        11.50         120,875        11.50
  27.38                               9,000           3.5        27.38           2,250        27.38
  33.88                             208,864           3.5        33.88         104,432        33.88
-----------------------------------------------------------------------------------------------------
$8.00 to $33.88                     432,637           2.5       $21.88         321,455       $17.86
=====================================================================================================

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

      The Company has incurred deferred compensation expense of $152,000, $152,000 and $130,000 for the years ended December 31, 1999, 1998 and 1997, respectively, related to the five deferred compensation plans previously discussed.

      The Bank owns and is the beneficiary of five life insurance policies on the former employees covered by the deferred compensation plans. The life insurance policies' face values are amounts equal to the total benefits paid under the plans.

NOTE 12: COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company enters into various transactions which, in accordance with generally accepted accounting principles, are not included on the consolidated balance sheets. These transactions are referred to as "off-balance sheet commitments." The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual notional amount of those instruments. The Company attempts to minimize its exposure to loss under these commitments by subjecting them to the same credit approval and monitoring procedures as its other credit facilities.

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

      At December 31, 1999, the Company had outstanding commitments to extend credit of approximately $193.4 million and standby letters of credit of approximately $17.2 million.

      The Company was obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to twenty years. Minimum future lease payments on operating leases, with terms of one year or more, as of December 31, 1999 are as follows:

                                       OFFICE
(DOLLARS IN THOUSANDS)                 SPACE       EQUIPMENT      TOTAL
------------------------------------------------------------------------
2000                                    $36         $  56        $  92
2001                                     36            12           48
2002                                     27             9           36
2003                                      -             7            7
2004                                      -             4            4
Thereafter                                -            18           18
------------------------------------------------------------------------
   Total Minimum Lease Payments         $99          $106         $205
========================================================================

           In the normal course of business, the Company also leases space in buildings it owns. Minimum future rentals from buildings owned as of December 31, 1999 are as follows:

(DOLLARS IN THOUSANDS)                                TOTAL
-----------------------------------------------------------
2000                                                 $1,005
2001                                                    934
2002                                                    698
2003                                                    553
2004                                                    297
Thereafter                                               73
-----------------------------------------------------------
  Total Minimum Future Rentals                      $3,560
===========================================================

      The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 13: OTHER NONINTEREST EXPENSE

      Other noninterest expense consisted of the following:

                                                YEAR ENDED DECEMBER 31,
                                           ----------------------------------
(DOLLARS IN THOUSANDS)                         1999         1998        1997
-----------------------------------------------------------------------------
Advertising and Public Relations              $1,495       $1,536      $1,372
Data Processing and Check Clearing             1,480        1,183       1,120
Directors Fees                                   344          333         515
Franchise Tax                                    334          600         533
Insurance                                        400          430         327
FDIC Insurance                                   191          166         150
Legal                                            663        1,255       1,050
Professional                                   1,136          638         775
Postage, Delivery and Freight                    916          816         689
Printing, Stationery and Supplies              1,447        1,325       1,056
Telephone                                        628          534         433
Other Losses                                     759           68         837
Miscellaneous Expense                          1,311        1,767       1,169
-----------------------------------------------------------------------------
Total                                        $11,104      $10,651     $10,026
-----------------------------------------------------------------------------

NOTE 14: EARNINGS PER COMMON SHARE COMPUTATIONS

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

      The table below presents a reconciliation of basic and diluted earnings per share computations.

                                                                     YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 1999            1998            1997
-----------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholders               $    30,850     $    22,474     $    23,122
-----------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares Outstanding
   Used in Basic EPS Calculation                           14,410,164      14,401,977      14,371,438
Add Assumed Exercise of Outstanding Stock Options as
   Adjustments for Dilutive Securities                        215,637         225,679         231,566
-----------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
   Outstanding Used in Diluted EPS Calculations            14,625,801      14,627,656      14,603,004
-----------------------------------------------------------------------------------------------------
Basic EPS                                                       $2.14           $1.56           $1.61
Diluted EPS                                                      2.11            1.54            1.58
-----------------------------------------------------------------------------------------------------

NOTE 15: TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY) CONDENSED FINANCIAL STATEMENTS

                                                             DECEMBER 31,
CONDENSED BALANCE SHEETS                              ------------------------
(DOLLARS IN THOUSANDS)                                  1999             1998
------------------------------------------------------------------------------
Assets
   Cash in Subsidiary Bank                            $ 9,085          $ 5,473
------------------------------------------------------------------------------
     Total Cash and Cash Equivalents                    9,085            5,473
   Investments in Consolidated Subsidiaries           180,621          173,766
   Furniture and Equipment                                 90               45
   Other Assets                                           491               33
------------------------------------------------------------------------------
     Total Assets                                    $190,287         $179,317
------------------------------------------------------------------------------
Liabilities
   Accounts Payable and Accrued Liabilities            $   65           $  242
   Dividends Payable                                    2,034            1,801
------------------------------------------------------------------------------
     Total Liabilities                                  2,099            2,043
Shareholders' Equity                                  188,188          177,274
------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity      $190,287         $179,317
==============================================================================


                                                               YEARS ENDED DECEMBER 31,
CONDENSED STATEMENTS OF INCOME                        ----------------------------------------
(DOLLARS IN THOUSANDS)                                     1999           1998           1997
----------------------------------------------------------------------------------------------
Income
   Interest Income                                         $   -          $   -          $ 451
   Dividends Received                                     10,206         10,439             17
----------------------------------------------------------------------------------------------
     Total Income                                         10,206         10,439            468
----------------------------------------------------------------------------------------------
Expense
   Occupancy Expense                                          12              5              6
   Equipment Expense                                          17             17             17
   Directors Fees                                            118            103            113
   Franchise Tax                                               -            189            198
   Legal and Professional                                    106             97             55
   Printing, Stationery and Supplies                         133            109             96
   Organizational Expense                                      -             65              3
   Other                                                      29             76             48
----------------------------------------------------------------------------------------------
     Total Expense                                           415            661            536
----------------------------------------------------------------------------------------------
Income (Loss) Before Income Tax Expense and Equity
   In Undistributed Net Income of Subsidiaries             9,791          9,778            (68)
Income Tax Benefit                                          (147)          (239)           (49)
----------------------------------------------------------------------------------------------
Income (Loss) Before Equity in Undistributed Net
   Income of Subsidiaries                                  9,938         10,017            (19)
Equity in Undistributed Net Income of Subsidiaries        20,912         12,457         23,141
----------------------------------------------------------------------------------------------
     Net Income                                          $30,850        $22,474        $23,122
----------------------------------------------------------------------------------------------

                                                                                          YEARS ENDED DECEMBER 31,
CONDENSED STATEMENTS OF CASH FLOWS                                       -----------------------------------------------
(DOLLARS IN THOUSANDS)                                                          1999             1998             1997
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net Income                                                                 $ 30,850         $ 22,474         $ 23,122
   Adjustment to Reconcile Net Income to Net Cash
     Provided by (Used in) Operating Activities
       Depreciation and Amortization                                                14               11               14
       Undistributed Net Income of Subsidiaries                                (20,912)         (12,457)         (23,141)
       Decrease in Other Assets                                                     21               65               16
       Increase (Decrease) in Income Taxes Payable                                 592              (12)               6
       (Increase) Decrease in Deferred Income Taxes                               (479)              34                2
       Increase (Decrease) in Accounts Payable and Accrued Liabilities            (177)              12                3
-----------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                               9,909           10,127               22
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Investment in Subsidiaries                                                     --             (8,000)            (250)
   Purchase of Fixed Assets                                                        (59)            --               --
-----------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                                         (59)          (8,000)            (250)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Cash Dividends Paid on Common Stock                                          (7,204)          (6,421)          (4,236)
   Proceeds from Exercise of Stock Options                                         966               73              494
-----------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Financing Activities                                      (6,238)          (6,348)          (3,742)
-----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                             3,612           (4,221)          (3,970)
Cash and Cash Equivalents at Beginning of Year                                   5,473            9,694           13,664
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                      $  9,085         $  5,473         $  9,694
=======================================================================================================================
Supplemental Disclosures of Cash Flow Information
   Income Taxes Paid                                                          $ 18,271         $ 12,003         $ 12,660
=======================================================================================================================

NOTE 16: RESTRICTIONS ON RETAINED EARNINGS

      The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The amount of retained earnings in the Bank at December 31, 1999 was $36.5 million. On December 31, 1999, the aggregate amount of dividends, which legally could be paid to the Corporation without prior approval of various regulatory agencies, totaled $21.3 million.

NOTE 17: REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 1999.

      At December 31, 1999, the most recent notification from the Federal Reserve Board categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's actual capital amounts and ratios are also presented in the table.

                                                                                                         TO BE WELL CAPITALIZED
                                                                                  FOR CAPITAL                 UNDER PROMPT
                                                          ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                                                 -------------------------  -------------------------  ---------------------------
(DOLLARS IN THOUSANDS)                              AMOUNT        RATIO        AMOUNT        RATIO         AMOUNT        RATIO
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1999
   Total Capital (to risk weighted assets)         $173,551        11.94%        $116,313         8.00%       $145,392        10.00%
   Tier 1 Capital (to risk weighted assets)         156,840        10.79           58,157         4.00          87,235         6.00
   Tier 1 Capital (to average assets)               156,840         7.58           82,777         4.00         103,471         5.00
December 31, 1998
   Total Capital (to risk weighted assets)         $163,007        14.04%        $ 92,884         8.00%       $116,105        10.00%
   Tier 1 Capital (to risk weighted assets)         149,771        12.90           46,442         4.00          69,663         6.00
   Tier 1 Capital (to average assets)               149,771         8.84           67,772         4.00          84,715         5.00
==================================================================================================================================

NOTE 18: FAIR VALUE OF FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107 ("Statement 107"), "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

SECURITIES

      For securities held, estimated fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for a similar security. Securities not classified as held to maturity or trading are classified as available for sale and measured at fair value in the consolidated balance sheets with unrealized holding gains and losses reported as a separate component of shareholders' equity until realized. The following table presents the amortized cost and estimated fair value of securities classified as available for sale:

                                                                   DECEMBER 31,
                                        ------------------------------------------------------------
                                                  1999                              1998
                                        ------------------------------- ----------------------------
                                        AMORTIZED        ESTIMATED        AMORTIZED        ESTIMATED
(DOLLARS IN THOUSANDS)                    COST          FAIR VALUE          COST          FAIR VALUE
----------------------------------------------------------------------------------------------------
U.S. Treasury                           $  2,999         $  3,004         $   --           $   --
U.S. Government Agency                   359,558          344,601          313,647          313,970
Mortgage-Backed                          131,699          127,631          101,670          101,365
States and Political Subdivisions         48,198           46,370           36,112           36,988
Other                                      4,332            4,332            3,562            3,613
----------------------------------------------------------------------------------------------------
   Total                                $546,786         $525,938         $454,991         $455,936
====================================================================================================

           The following table presents the carrying value and estimated fair value of securities classified as held to maturity:

                                                                 DECEMBER 31,
                                        -----------------------------------------------------------
                                                     1999                          1998
                                        ------------------------------ ----------------------------
                                         AMORTIZED        ESTIMATED      AMORTIZED        ESTIMATED
(DOLLARS IN THOUSANDS)                      COST          FAIR VALUE        COST         FAIR VALUE
---------------------------------------------------------------------------------------------------
U.S. Treasury                              $5,001          $5,018         $10,013           $10,186
States and Political Subdivisions           3,009           3,053           4,318             4,464
---------------------------------------------------------------------------------------------------
   Total                                   $8,010          $8,071         $ 14,331          $14,650
===================================================================================================

LOANS

   The Company does not consider its loan portfolio to have the homogeneous categories of loans for which the fair value could be estimated by using quoted market prices for securities backed by similar loans. Therefore, the fair value of all loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information. The following table presents information for loans:

                                                                DECEMBER 31,
                               ------------------------------------------------------------------------------
                                               1999                                      1998
                                ------------------------------------     -------------------------------------
                                  CARRYING    AVERAGE      ESTIMATED       CARRYING     AVERAGE      ESTIMATED
(DOLLARS IN THOUSANDS)             AMOUNT      YIELD      FAIR VALUE        AMOUNT       YIELD      FAIR VALUE
--------------------------------------------------------------------------------------------------------------
Commercial and Agricultural
   Adjustable                   $  258,776      9.43%     $  257,555     $  237,920      8.85%     $  236,818
   Fixed                           214,676      9.61         213,762        148,503      9.64         150,643
Real Estate
   Adjustable                      285,398      9.50         282,540        232,857      9.15         231,413
   Fixed                           471,527      9.61         470,450        350,680      9.89         357,376
Consumer                           144,382     11.33         143,331        119,545     11.49         120,081
--------------------------------------------------------------------------------------------------------------
Total Loans, Net of
   Unearned Discount            $1,374,759      9.73%     $1,367,638     $1,089,505      9.65%     $1,096,331
==============================================================================================================

DEPOSIT LIABILITIES

      The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents the carrying value and estimated fair value of deposit liabilities at December 31, 1999 and December 31, 1998:

                                                                      DECEMBER 31,
                                              ----------------------------------------------------------
                                                        1999                             1998
                                              ----------------------------- ----------------------------
                                                CARRYING       ESTIMATED        CARRYING       ESTIMATED
(DOLLARS IN THOUSANDS)                           AMOUNT       FAIR VALUE         AMOUNT       FAIR VALUE
--------------------------------------------------------------------------------------------------------
Demand                                        $  285,866      $  285,866      $  234,655      $  234,655
Savings                                          118,758         118,758         107,711         107,711
Money Market Checking and Savings                377,459         377,459         301,238         301,238
Time Deposits                                  1,103,263       1,105,414         919,338         926,256
--------------------------------------------------------------------------------------------------------
   Total Deposits                             $1,885,346      $1,887,497      $1,562,942      $1,569,860
========================================================================================================

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

      The following table presents the contract amount, carrying amount and estimated fair value for commitments to extend credit, standby letters of credit and financial guarantees written at December 31, 1999 and 1998:

                                                                              DECEMBER 31,
                                        -------------------------------------------------------------------------------------
                                                        1999                                          1998
                                        ------------------------------------------    ---------------------------------------
                                        CONTRACT       CARRYING       ESTIMATED       CONTRACT       CARRYING      ESTIMATED
(DOLLARS IN THOUSANDS)                   AMOUNT         AMOUNT       FAIR VALUE        AMOUNT         AMOUNT      FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------
Commitments to Extend Credit             $191,591       $(2,482)         $(2,482)      $154,155        $(2,209)      $(2,209)
Standby Letters of Credit                  17,223             2               2          11,722             5             5
Financial Guarantees Written                1,822             -               -           1,846             -             -
-----------------------------------------------------------------------------------------------------------------------------

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

      Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax liabilities, premises, equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 19: ACQUISITION ACTIVITY

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

      On October 1, 1999, the Company completed the acquisition of Harlingen Bancshares, Inc. and its subsidiary, Harlingen National Bank. The acquisition included its main office and two banking locations in Harlingen, Cameron County, Texas; one banking location in La Feria, Cameron County, Texas; one banking location in Palm Valley, Cameron County, Texas, and one banking location in Mercedes, Hidalgo County, Texas. The shareholders of Harlingen Bancshares, Inc. received aggregate consideration of $34.0 million, including $1.0 million deposited into escrow pending the outcome of certain contingencies. Simultaneously, the shareholders of Harlingen Bancshares, Inc. and their affiliates purchased certain assets of

Harlingen Bancshares, Inc. with a book value totaling $2.4 million. The Company also agreed to pay $1.0 million over a term of ten years in consideration of a covenant not to compete from certain principals of Harlingen Bancshares, Inc. Harlingen National Bank had assets of approximately $204.2 million, loans of $110.7 million, deposits of $183.6 million and equity of $19.9 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, October 1, 1999.

SELECTED FINANCIAL DATA

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED QUARTERLY INCOME STATEMENTS
TAXABLE-EQUIVALENT BASIS                             FOURTH         THIRD         SECOND         FIRST
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       QUARTER        QUARTER       QUARTER        QUARTER
---------------------------------------------------------------------------------------------------------
1999
---------------------------------------------------------------------------------------------------------
Interest Income                                      $40,945       $36,138        $34,965        $33,362
Interest Expense                                      17,577        15,420         14,862         14,362
---------------------------------------------------------------------------------------------------------
Net Interest Income                                   23,368        20,718         20,103         19,000
Provision for Loan Losses                              1,010         1,600          1,499          1,323
Noninterest Income                                     4,761         4,285          4,197          4,156
Noninterest Expense                                   13,782        10,648         10,919         10,539
---------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
   Adjustment and Income Tax Expense                  13,337        12,755         11,882         11,294
Tax-Equivalent Adjustment                                450           376            374            369
Applicable Income Tax Expense                          4,568         4,365          4,043          3,873
---------------------------------------------------------------------------------------------------------
Net Income                                          $  8,319      $  8,014         $7,465         $7,052
=========================================================================================================
Net Income Per Common Share
   Basic                                              $ 0.58        $ 0.56         $ 0.52         $ 0.49
   Diluted                                              0.57          0.55           0.51           0.48
=========================================================================================================
1998
---------------------------------------------------------------------------------------------------------
Interest Income                                      $32,911       $31,499        $31,792        $30,915
Interest Expense                                      15,141        15,238         14,038         13,967
---------------------------------------------------------------------------------------------------------
Net Interest Income                                   17,770        16,261         17,754         16,948
Provision for Loan Losses                                650         7,157            981            941
Noninterest Income                                     4,224         5,854          3,623          3,962
Noninterest Expense                                   10,355        10,582          9,638         10,527
---------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
   Adjustment and Income Tax Expense                  10,989         4,376         10,758          9,442
Tax-Equivalent Adjustment                                369           372            374            353
Applicable Income Tax Expense                          3,546         1,207          3,624          3,246
---------------------------------------------------------------------------------------------------------
Net Income                                            $7,074        $2,797         $6,760         $5,843
=========================================================================================================
Net Income Per Common Share
   Basic                                           $    0.49     $    0.19      $    0.47      $    0.41
   Diluted                                              0.48          0.19           0.46           0.40
=========================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2000. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

      The information regarding executive compensation called for by Item 11 is incorporated herein by reference to the section entitled "Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2000. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information regarding ownership of the Company's common stock by certain beneficial owners and by management called for by Item 12 is incorporated herein by reference to the section entitled "Stock Ownership of Management and Others" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2000. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information regarding transactions between management and others and the Company called for by Item 13 is incorporated herein by reference to the sections entitled "Transactions with Management and Others" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2000. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Annual Report on Form
      10-K:

      (1) The following consolidated financial statements of the registrant and its subsidiaries, are included herein:

            (i)   Independent Auditors' Report

            (ii)  Consolidated Balance Sheets - December 31, 1999 and 1998

            (iii) Consolidated Statements of Income and Comprehensive Income -
                  Years Ended December 31, 1999, 1998 and 1997

            (iv) Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 1999, 1998 and 1997

            (v) Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997

            (vi) Notes to Consolidated Financial Statements - Years Ended December 31, 1999, 1998 and 1997

      (2) Financial Statement Schedules are omitted because the required information is not applicable.

      (3) Exhibits - The following exhibits are filed as a part of this Annual Report on Form 10-K:

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

            10.17 Amendment No. 3 to Texas Regional Bancshares, Inc. Employee
                  Stock Ownership Trust Agreement, adopted July 13, 1999 (incorporated by reference from Form 10-Q for quarter ended September 30, 1999, Commission File No. 000-14517).

            10.18 Amendment No. 10 to Texas Regional Bancshares, Inc. Employee
                  Stock Ownership Plan (with 401(k) provisions), adopted July 13, 1999 (incorporated by reference from Form 10-Q for quarter ended September 30, 1999, Commission File No. 000-14517).

            10.19 Second Amendment to Bank of Texas Profit Sharing Plan, adopted
                  August 27, 1999 (incorporated by reference from Form 10-Q for quarter ended September 30, 1999, Commission File No. 000-14517).

            10.20 Amendment No. 11 to the Texas Regional Bancshares, Inc.
                  Employee Stock Ownership Plan (with 401(k) provisions), adopted October 1, 1999 (filed herewith).

            21    Subsidiaries of the Registrant (filed herewith)

            27    Financial Data Schedule (filed herewith)


(b) Reports of Form 8-K

   No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TEXAS REGIONAL BANCSHARES, INC.
                                            (Registrant)

 March 14, 2000                             /s/ G. E. Roney
--------------------                        ----------------------------------
                                                Glen E. Roney
                                                Chairman of the Board, President
                                                & Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                    Title                             Date
--------------------------------------------------------------------------------



/s/ G. E. Roney              Chairman of the Board, President  March 14, 2000
---------------------------- and Chief Executive Officer       -----------------
    Glen E. Roney            (principal executve officer)


/s/ Morris Atlas             Director                          March 14, 2000
----------------------------                                   -----------------
    Morris Atlas

/s/ Frank N. Boggus          Director                          March 14, 2000
----------------------------                                   -----------------
    Frank N. Boggus

/s/ Robert G. Farris         Director                          March 14, 2000
----------------------------                                   -----------------
    Robert G. Farris

/s/ C. Kenneth Landrum, M.D. Director                          March 14, 2000
----------------------------                                   -----------------
    C. Kenneth Landrum, M.D.

/s/ Julie G. Uhlhorn         Director                          March 14, 2000
----------------------------                                   -----------------
    Julie G. Uhlhorn

/s/ Jack Whetsel             Director                          March 14, 2000
----------------------------                                   -----------------
    Jack Whetsel

/s/ Paul S. Moxley           Senior Executive Vice President   March 14, 2000
----------------------------                                   -----------------
    Paul S. Moxley

/s/ R. T. Pigott, Jr.        Executive Vice President          March 14, 2000
---------------------------- and Chief Financial Officer       -----------------
    R. T. Pigott, Jr.        (principal financial officer)

/s/ Ann M. Sefcik            Controller/Assistant Secretary    March 14, 2000
---------------------------- (principal accounting officer)    -----------------
    Ann M. Sefcik


                        INDEX TO EXHIBITS FILED HEREWITH

EXHIBIT
NUMBER       SEQUENTIALLY NUMBERED EXHIBIT
--------
10.20        Amendment  Number  11  to  the  Texas  Regional  Bancshares,   Inc.
             Employee  Stock  Ownership  Plan (with 401(k)  provisions)  adopted
             October 1, 1999
21           Subsidiaries of the Registrant
27           Financial Data Schedule