Form 10-Q
period 2000-03-31
TEXAS REGIONAL BANCSHARES INC
filed 2000-05-03
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       or

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

        POST OFFICE BOX 5910
 3900 NORTH 10TH STREET, 11TH FLOOR
          MCALLEN, TEXAS
   (Address of principal executive                          78502-5910
              offices)                                      (Zip Code)

                                 (956) 631-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 14,525,400 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of April 23, 2000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets                                                                              March 31,      December 31,
(Dollars in Thousands, Except Share Data)                                                                  2000             1999
                                                                                                        -----------     -----------
                                                                                                        (Unaudited)
Assets
   Cash and Due From Banks .........................................................................    $    69,425     $    66,819
   Time Deposits ...................................................................................          3,965           5,077
   Federal Funds Sold ..............................................................................         60,000            --
                                                                                                        -----------     -----------
     Total Cash and Cash Equivalents ...............................................................        133,390          71,896
   Securities Available for Sale, at Fair Value ....................................................        544,467         525,938
   Securities Held to Maturity, at Amortized Cost (Fair Value of
     $2,084 in 2000 and $8,071 in 1999) ............................................................          2,053           8,010
   Loans, Net of Unearned Discount of $4,804 in 2000 and $5,154 in 1999 ............................      1,442,912       1,374,759
   Less: Allowance for Loan Losses .................................................................        (17,666)        (16,711)
                                                                                                        -----------     -----------
     Net Loans .....................................................................................      1,425,246       1,358,048
   Premises and Equipment, Net .....................................................................         76,622          75,583
   Accrued Interest Receivable .....................................................................         21,024          19,869
   Other Real Estate ...............................................................................          5,257           5,268
   Goodwill and Identifiable Intangibles ...........................................................         43,696          44,796
   Other Assets ....................................................................................         13,559          11,282
                                                                                                        -----------     -----------
     Total Assets ..................................................................................    $ 2,265,314     $ 2,120,690
                                                                                                        ===========     ===========
Liabilities
   Deposits
     Demand ........................................................................................    $   301,547     $   285,866
     Savings .......................................................................................        124,780         118,758
     Money Market Checking and Savings .............................................................        423,421         377,458
     Time Deposits .................................................................................      1,190,212       1,103,264
                                                                                                        -----------     -----------
       Total Deposits ..............................................................................      2,039,960       1,885,346
   Federal Funds Purchased and Securities Sold Under Repurchase Agreements .........................         13,604          34,608
   Accounts Payable and Accrued Liabilities ........................................................         19,297          12,548
                                                                                                        -----------     -----------
     Total Liabilities .............................................................................      2,072,861       1,932,502
                                                                                                        -----------     -----------
   Commitments and Contingencies
   Shareholders' Equity
     Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
       None Issued and Outstanding .................................................................           --              --
     Common Stock - Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
       Issued and Outstanding 14,525,400 Shares in 2000 and 14,524,739 Shares
        In 1999 ....................................................................................         14,525          14,525
     Paid-In Capital ...............................................................................         88,839          88,834
     Retained Earnings .............................................................................        104,615          98,277
     Accumulated Other Comprehensive Loss ..........................................................        (15,526)        (13,448)
                                                                                                        -----------     -----------
       Total Shareholders' Equity ..................................................................        192,453         188,188
                                                                                                        -----------     -----------
     Total Liabilities and Shareholders' Equity ....................................................    $ 2,265,314     $ 2,120,690
                                                                                                        ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries                                                                THREE MONTHS
Consolidated Statements of Income and Comprehensive Income                                                     ENDED MARCH 31,
                                                                                                          -------------------------
(Dollars in Thousands, Except Per Share Data)                                                               2000             1999
                                                                                                          --------         --------
                                                                                                                 (Unaudited)
Interest Income
   Loans, Including Fees .........................................................................        $ 33,559         $ 25,775
   Securities
     Taxable .....................................................................................           7,724            6,387
     Tax-Exempt ..................................................................................             579              486
   Time Deposits .................................................................................              69                6
   Federal Funds Sold ............................................................................              39              339
                                                                                                          --------         --------
     Total Interest Income .......................................................................          41,970           32,993
                                                                                                          --------         --------
Interest Expense
   Deposits ......................................................................................          18,526           14,269
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements ............................................................             286               93
                                                                                                          --------         --------
     Total Interest Expense ......................................................................          18,812           14,362
                                                                                                          --------         --------
Net Interest Income Before Provision for Loan Losses .............................................          23,158           18,631
Provision for Loan Losses ........................................................................           2,169            1,323
                                                                                                          --------         --------
   Net Interest Income After Provision for Loan Losses ...........................................          20,989           17,308
                                                                                                          --------         --------
Noninterest Income
   Service Charges on Deposit Accounts ...........................................................           2,754            2,071
   Other Service Charges .........................................................................             947              744
   Trust Service Fees ............................................................................             475              481
   Data Processing Service Fees ..................................................................             584              495
   Other Operating Income ........................................................................             448              365
                                                                                                          --------         --------
     Total Noninterest Income ....................................................................           5,208            4,156
                                                                                                          --------         --------
Noninterest Expense
   Salaries and Employee Benefits ................................................................           6,659            4,967
   Net Occupancy Expense .........................................................................             956              985
   Equipment Expense .............................................................................           1,427            1,223
   Other Real Estate Expense, Net ................................................................              31               93
   Amortization of Goodwill and Identifiable Intangibles .........................................           1,145              680
   Other Noninterest Expense .....................................................................           3,045            2,591
                                                                                                          --------         --------
     Total Noninterest Expense ...................................................................          13,263           10,539
                                                                                                          --------         --------
Income Before Income Tax Expense .................................................................          12,934           10,925
Income Tax Expense ...............................................................................           4,563            3,873
                                                                                                          --------         --------
Net Income .......................................................................................           8,371            7,052
Other Comprehensive Loss, Net of Tax
   Unrealized Losses on Securities Available for Sale
     Unrealized Holding Losses Arising During Period .............................................          (2,078)          (1,320)
                                                                                                          --------         --------
       Total Other Comprehensive Loss ............................................................          (2,078)          (1,320)
                                                                                                          --------         --------
Comprehensive Income .............................................................................        $  6,293         $  5,732
                                                                                                          ========         ========
Net Income Per Common Share
   Basic .........................................................................................        $   0.58         $   0.49
   Diluted .......................................................................................            0.57             0.48
                                                                                                          ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and                                                                     ACCUMULATED
   Subsidiaries                                                                                            OTHER
Consolidated Statements of Changes                                 COMMON                               COMPREHENSIVE    TOTAL
   In Shareholders' Equity                                         STOCK -      PAID-IN      RETAINED      INCOME     SHAREHOLDERS'
(Dollars in Thousands)                                             CLASS A      CAPITAL      EARNINGS      (LOSS)        EQUITY
                                                                  ---------    ---------    ---------     ---------     ---------
                                                                                           (UNAUDITED)
Three Months Ended March 31, 2000
   Balance, Beginning of Period ..............................    $  14,525    $  88,834    $  98,277     $ (13,448)    $ 188,188
   Net Income ................................................         --           --          8,371          --           8,371
   Unrealized Losses on Securities,
     Net of Tax and Reclassification Adjustment ..............         --           --           --          (2,078)       (2,078)
                                                                  ---------    ---------    ---------     ---------     ---------
     Total Comprehensive Income ..............................         --           --          8,371        (2,078)        6,293
                                                                  ---------    ---------    ---------     ---------     ---------
   Exercise of Stock Options, 661 Shares of
     Class A Common Stock ....................................         --              5         --            --               5
   Class A Common Stock Cash Dividends .......................         --           --         (2,033)         --          (2,033)
                                                                  ---------    ---------    ---------     ---------     ---------
   Balance, End of Period ....................................    $  14,525    $  88,839    $ 104,615     $ (15,526)    $ 192,453
                                                                  =========    =========    =========     =========     =========

Three Months Ended March 31, 1999
   Balance, Beginning of Period ..............................    $  14,405    $  87,396    $  74,864     $     609     $ 177,274
   Net Income ................................................         --           --          7,052          --           7,052
   Unrealized Loss on Securities,
     Net of Tax and Reclassification Adjustment ..............         --           --           --          (1,320)       (1,320)
                                                                  ---------    ---------    ---------     ---------     ---------
     Total Comprehensive Income ..............................         --           --          7,052        (1,320)        5,732
                                                                  ---------    ---------    ---------     ---------     ---------
   Class A Common Stock Cash Dividends .......................         --           --         (1,801)         --          (1,801)
                                                                  ---------    ---------    ---------     ---------     ---------
   Balance, End of Period ....................................    $  14,405    $  87,396    $  80,115     $    (711)    $ 181,205
                                                                  =========    =========    =========     =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries                                                             THREE MONTHS
Consolidated Statements of Cash Flows                                                                       ENDED MARCH 31,
                                                                                                        -----------------------
(Dollars in Thousands)                                                                                    2000          1999
                                                                                                        ---------     ---------
                                                                                                              (UNAUDITED)
Cash Flows from Operating Activities
   Net Income ......................................................................................    $   8,371     $   7,052
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation, Amortization and Accretion, Net ...............................................        2,548         1,348
       Provision for Loan Losses ...................................................................        2,169         1,323
       Provision for Estimated Losses on Other Real Estate and Other Assets ........................            3            16
       (Gain) Loss on Sale of Other Assets .........................................................          (37)            4
       Gain on Sale of Other Real Estate ...........................................................          (43)         (207)
       Gain on Sale of Premises and Equipment ......................................................         --             (36)
       Decrease in Deferred Income Tax Asset .......................................................         (665)         --
       Decrease in Deferred Income Tax Liability ...................................................         --            (515)
       Increase in Accrued Interest Receivable and Other Assets ....................................       (1,525)       (1,240)
       Increase in Accounts Payable and Accrued Liabilities ........................................        4,740         4,288
                                                                                                        ---------     ---------
Net Cash Provided by Operating Activities ..........................................................       15,561        12,033
                                                                                                        ---------     ---------
Cash Flows from Investing Activities
   Proceeds from Maturing Securities Available for Sale ............................................        2,958        56,292
   Purchases of Securities Available for Sale ......................................................      (22,759)      (69,195)
   Proceeds from Maturing Securities Held to Maturity ..............................................        5,940         1,000
   Proceeds from Sale of Loans .....................................................................           10            53
   Purchases of Loans ..............................................................................       (1,363)       (1,542)
   Loan Originations and Advances, Net .............................................................      (68,725)      (55,520)
   Recoveries of Charged-Off Loans .................................................................          115           110
   Proceeds from Sale of Premises and Equipment ....................................................           11           216
   Purchases of Premises and Equipment .............................................................       (2,477)       (1,300)
   Proceeds from Sale of Other Real Estate .........................................................          386           476
   Proceeds from Sale of Other Assets ..............................................................          254           213
                                                                                                        ---------     ---------
Net Cash Used in Investing Activities ..............................................................      (85,650)      (69,197)
                                                                                                        ---------     ---------
Cash Flows from Financing Activities
   Net Increase in Demand Deposits, Savings, Money
     Market Checking and Savings Accounts ..........................................................       67,666        18,722
   Net Increase in Time Deposits ...................................................................       86,948        32,844
   Net Increase (Decrease) in Federal Funds Purchased
     and Securities Sold Under Repurchase Agreements ...............................................      (21,004)        1,601
   Cash Dividends Paid on Class A Common Stock .....................................................       (2,032)       (1,801)
   Proceeds from the Sale of Common Stock ..........................................................            5          --
                                                                                                        ---------     ---------
Net Cash Provided by Financing Activities ..........................................................      131,583        51,366
                                                                                                        ---------     ---------
Increase (Decrease) in Cash and Cash Equivalents ...................................................       61,494        (5,798)
Cash and Cash Equivalents at Beginning of Period ...................................................       71,896        90,827
                                                                                                        ---------     ---------
Cash and Cash Equivalents at End of Period .........................................................    $ 133,390     $  85,029
                                                                                                        =========     =========

Texas Regional Bancshares, Inc. and Subsidiaries                                                                 THREE MONTHS
Consolidated Statements of Cash Flows                                                                           ENDED MARCH 31,
                                                                                                               ------------------
(Dollars in Thousands)                                                                                          2000       1999
                                                                                                               -------    -------
                                                                                                                  (UNAUDITED)
Supplemental Disclosures of Cash Flow Information
   Interest Paid ..........................................................................................    $18,623    $14,713
   Income Taxes Paid ......................................................................................       --           26
Supplemental Schedule of Noncash Investing and Financing Activities
   Foreclosure and Repossession in Partial Satisfaction of Loans Receivable ...............................      1,067      3,211
   Financing Provided For Sales of Other Real Estate ......................................................        471      1,865
   Net increase in security trades not settled ............................................................      2,000       --
   Net increase in dividends payable ......................................................................          1       --
                                                                                                               =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                 TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2000 and 1999 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

      The consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. and its wholly owned subsidiaries, Texas Regional Delaware, Inc. and Texas State Bank (the "Bank"). The Company eliminates all significant intercompany transactions and balances in consolidation. The Company accounts for its investments in subsidiaries on the equity method in the Parent's financial statements.

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

NOTE 2: RECLASSIFICATION

      Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on previously reported net income.

NOTE 3: IMPAIRED LOANS

      The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $9.0 million at March 31, 2000 for which there was a related allowance for loan losses of $1.8 million. At March 31, 2000, the Company had $476,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the three months ended March 31, 2000 was $8.7 million. Interest income on impaired loans of $ 32,000 was recognized for cash payments received during the three months ended March 31, 2000.

NOTE 4: COMMON STOCK

      On March 14, 2000, the Board of Directors approved a cash dividend of $0.14 per share for shareholders of record on April 3, 2000 and payable on April 14, 2000.

NOTE 5: EARNINGS PER COMMON SHARE COMPUTATIONS

      The table below presents a reconciliation of basic and diluted earnings per share computations.

                                                                                                              THREE MONTHS
                                                                                                             ENDED MARCH 31,
(Dollars in Thousands, Except Share Data)                                                                 2000              1999
                                                                                                       -----------       -----------
                                                                                                                (UNAUDITED)
Net Income Available to Common Shareholders ....................................................       $     8,371       $     7,052
                                                                                                       -----------       -----------
Weighted Average Number of Common Shares Outstanding
   Used in Basic EPS Calculation ...............................................................        14,525,306        14,405,027
Add Assumed Exercise of Outstanding Stock Options as
   Adjustments for Dilutive Securities .........................................................           127,825           210,989
                                                                                                       -----------       -----------
Weighted Average Number of Common Shares
   Outstanding Used in Diluted EPS Calculations ................................................        14,653,131        14,616,016
                                                                                                       -----------       -----------
Basic EPS ......................................................................................       $      0.58       $      0.49
Diluted EPS ....................................................................................              0.57              0.48
                                                                                                       -----------       -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD-LOOKING STATEMENTS. This Management's Discussion and Analysis includes forward-looking statements. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results do not necessarily indicate its future results.

      Management's discussion and analysis of the Company's consolidated financial condition and results of operations at the dates and for the periods indicated follows. This discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.

GENERAL

      Texas Regional Bancshares, Inc. ("Texas Regional" or the "Company") is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Texas Regional Delaware, Inc., incorporated under the laws of Delaware as a wholly owned second tier bank holding company subsidiary, owns Texas State Bank (the "Bank"), the Company's primary operating subsidiary. The Bank has two wholly owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 to receive and liquidate foreclosed assets.

      Texas State Bank operates twenty-six banking locations in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. At March 31, 2000, Texas Regional had consolidated total assets of $2.3 billion, loans (net of unearned discount) of $1.4 billion, deposits of $2.0 billion, and shareholders' equity of $192.5 million.

      On October 1, 1999, the Company completed the acquisition of Harlingen Bancshares, Inc. and its subsidiary, Harlingen National Bank. The acquisition included its main office and three banking locations in Harlingen, Cameron County, Texas; one banking location in La Feria, Cameron County, Texas; and one banking location in Mercedes, Hidalgo County, Texas, with assets of $204.2 million, loans of $110.7 million, deposits of $183.6 million, and equity of $19.9 million. The shareholders of Harlingen Bancshares, Inc. received aggregate consideration of $34.0 million, including $1.0 million deposited into escrow pending the outcome of certain contingencies. Simultaneously, the shareholders of Harlingen Bancshares, Inc. or their affiliates purchased certain assets of Harlingen Bancshares, Inc. for book value totaling $2.4 million. Texas Regional also agreed to pay $1.0 million over a term of ten years in consideration of a covenant not to compete from certain principals of Harlingen Bancshares, Inc. Texas Regional accounted for the acquisition under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, October 1, 1999.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

      The Company, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $133.4 million at March 31, 2000. Comparatively, the Company had $71.9 million in cash and cash equivalents at December 31, 1999, an increase of $61.5 million or 85.5%.

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

      At March 31, 2000 and December 31, 1999, no securities were classified as Trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

      The following table presents the amortized cost and estimated fair value of securities at March 31, 2000 and December 31, 1999 (dollars in thousands):

                                                                                      GROSS              GROSS
                                                                 AMORTIZED          UNREALIZED        UNREALIZED             FAIR
                                                                    COST              GAINS              LOSSES              VALUE
                                                                  --------           --------           --------            --------
Securities Available for Sale
   March 31, 2000 (Unaudited)
     U.S. Treasury ....................................           $  2,999           $   --             $     (1)           $  2,998
     U.S. Government Agency ...........................            383,226                 33            (16,574)            366,685
     Mortgage-Backed ..................................            129,642                  3             (5,498)            124,147
     States and Political Subdivisions ................             48,339                113             (2,148)             46,304
     Other ............................................              4,333               --                 --                 4,333
                                                                  --------           --------           --------            --------
       Total ..........................................           $568,539           $    149           $(24,221)           $544,467
                                                                  ========           ========           ========            ========
   December 31, 1999
     U.S. Treasury ....................................           $  2,999           $      5           $   --              $  3,004
     U.S. Government Agency ...........................            359,558                 18            (14,975)            344,601
     Mortgage-Backed ..................................            131,699                  5             (4,073)            127,631
     States and Political Subdivisions ................             48,198                164             (1,992)             46,370
     Other ............................................              4,332               --                 --                 4,332
                                                                  --------           --------           --------            --------
       Total ..........................................           $546,786           $    192           $(21,040)           $525,938
                                                                  ========           ========           ========            ========

Securities Held to Maturity
   March 31, 2000 (Unaudited)
     States and Political Subdivisions ................           $  2,053           $     33           $     (2)           $  2,084
                                                                  --------           --------           --------            --------
       Total ..........................................           $  2,053           $     33           $     (2)           $  2,084
                                                                  ========           ========           ========            ========
   December 31, 1999
     U.S. Treasury ....................................           $  5,001           $     17           $   --              $  5,018
     States and Political Subdivisions ................              3,009                 50                 (6)              3,053
                                                                  --------           --------           --------            --------
       Total ..........................................           $  8,010           $     67           $     (6)           $  8,071
                                                                  ========           ========           ========            ========

      Net unrealized holding losses, net of related tax effect, of $15.5 million and $13.4 million at March 31, 2000 and December 31, 1999, respectively, on securities available for sale are reported as a separate component of shareholders' equity and as other comprehensive income.

      Securities with carrying values of $524.5 million at March 31, 2000 and $516.8 million at December 31, 1999 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.


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

      The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at March 31, 2000 of $9.0 million represented 0.6% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

      Total loans of $1.4 billion at March 31, 2000 increased $68.2 million or 5.0% compared to December 31, 1999 levels of $1.4 billion. The increase in total loans for the three months ended March 31, 2000 reflects growth in all loan categories except Commercial Tax-Exempt and Consumer loans and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loan portfolio (dollars in thousands):

                                                  MARCH 31,      DECEMBER 31,
                                                    2000             1999
                                                 ----------       ----------
                                                 (UNAUDITED)

Commercial ...................................   $  433,461       $  391,855
Commercial Tax-Exempt ........................        7,759           22,160
                                                 ----------       ----------
  Total Commercial
  Loans ......................................      441,220          414,015
                                                 ----------       ----------
Agricultural .................................       63,778           59,437
                                                 ----------       ----------
Real Estate
  Construction ...............................      121,161          101,376
  Commercial Mortgage ........................      473,411          456,507
  Agricultural
  Mortgage ...................................       39,324           38,256
  1-4 Family Mortgage ........................      164,808          160,786
                                                 ----------       ----------
   Total Real Estate .........................      798,704          756,925
                                                 ----------       ----------
Consumer .....................................      139,210          144,382
                                                 ----------       ----------
  Total Loans ................................   $1,442,912       $1,374,759
                                                 ==========       ==========

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

      Nonperforming assets of $15.0 million at March 31, 2000 increased $698,000, 4.9% compared to December 31, 1999 levels of $14.3 million. Nonaccrual loans of $9.0 million at March 31, 2000 increased $665,000 or 8.0% compared to $8.3 million at December 31, 1999. The increase in nonaccrual loans during 2000 resulted from additions of credits secured primarily by real estate. Cross-border nonaccrual loans at March 31, 2000 of $4.3 million did not change from December 31, 1999 levels. The increase in foreclosed assets during 2000 was primarily attributable to a higher amount of foreclosure loans with real estate collateral, net of write downs and liquidations. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

      Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at March 31, 2000 and December 31, 1999 that are not classified as nonaccrual totaled $3.2 million and $2.7 million, respectively. The increase in accruing loans past due 90 days or more at March 31, 2000 as compared to the year ended December 31, 1999 is partly attributable to the addition of a $1.0 million commercial loan. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at March 31, 2000 increased to 1.26% from 1.23% at December 31, 1999 due primarily to the increase in both nonaccrual loans and accruing loans past due 90 days or more.

      An analysis of the components of nonperforming assets follows (dollars in thousands):

                                                                                                 MARCH 31,            DECEMBER 31,
                                                                                                   2000                   1999
                                                                                              ---------------       ---------------
                                                                                                (UNAUDITED)
Nonaccrual Loans .......................................................................      $         9,006       $         8,341
Renegotiated Loans .....................................................................                 --                    --
                                                                                              ---------------       ---------------
   Nonperforming Loans .................................................................                9,006                 8,341
Foreclosed Assets ......................................................................                5,991                 5,958
                                                                                              ---------------       ---------------
   Total Nonperforming Assets ..........................................................               14,997                14,299
Accruing Loans 90 Days or More Past Due ................................................                3,224                 2,697
                                                                                              ---------------       ---------------
   Total Nonperforming Assets and Accruing Loans
     90 Days or More Past Due ..........................................................      $        18,221       $        16,996
                                                                                              ===============       ===============
Nonperforming Loans as a % of Total Loans ..............................................                 0.62%                 0.61%
Nonperforming Assets as a % of Total Loans and
   Foreclosed Assets ...................................................................                 1.04                  1.04
Nonperforming Assets as a % of Total Assets ............................................                 0.66                  0.67
Nonperforming Assets Plus Accruing Loans 90 Days
   or More Past Due as a % of Total Loans and
   Foreclosed Assets ...................................................................                 1.26                  1.23
                                                                                              ===============       ===============

      Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at March 31, 2000, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

      The allowance for loan losses at March 31, 2000 totaled $17.7 million, representing a net increase of $955,000 or 5.7% compared to $16.7 million at December 31, 1999. Management believes that the allowance for loan losses at March 31, 2000 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                      -----------------------------
                                                                                                         2000               1999
                                                                                                      ----------         ----------
                                                                                                                (UNAUDITED)
Balance at Beginning of Period ...............................................................        $   16,711         $   13,236
Provision for Loan Losses ....................................................................             2,169              1,323
Charge-Offs
   Commercial ................................................................................               540                613
   Agricultural ..............................................................................                 7                  5
   Real Estate ...............................................................................               147                 20
   Consumer ..................................................................................               635                358
                                                                                                      ----------         ----------
     Total Charge-Offs .......................................................................             1,329                996
                                                                                                      ----------         ----------
Recoveries
   Commercial ................................................................................                32                 41
   Agricultural ..............................................................................                 1                  3
   Real Estate ...............................................................................                 5                 10
   Consumer ..................................................................................                77                 56
                                                                                                      ----------         ----------
     Total Recoveries ........................................................................               115                110
                                                                                                      ----------         ----------
Net Charge-Offs ..............................................................................             1,214                886
                                                                                                      ----------         ----------
Balance at End of Period .....................................................................        $   17,666         $   13,673
                                                                                                      ==========         ==========
Ratio of Allowance for Loan Losses to
   Loans Outstanding, Net of Unearned Discount ...............................................              1.22%              1.20%
Ratio of Allowance for Loan Losses to
   Nonperforming Loans .......................................................................            196.16             191.93
Ratio of Net Charge-Offs to Average Total
   Loans Outstanding, Net of Unearned Discount ...............................................              0.35               0.32
                                                                                                      ==========         ==========

PREMISES AND EQUIPMENT, NET

      Premises and equipment of $76.6 million at March 31, 2000 increased $1.0 million or 1.4% compared to $75.6 million at December 31, 1999. The increase for the three months ended March 31, 2000 resulted primarily from additions in computer equipment and software including equipment for the new check imaging system.

GOODWILL AND IDENTIFIABLE INTANGIBLES

      Intangibles of $43.7 million at March 31, 2000 decreased $1.1 million or 2.5% compared to $44.8 million at December 31, 1999. The net decrease for the three months ended March 31, 2000 is attributable to amortization of existing intangibles.


DEPOSITS

      Total deposits of $2.0 billion at March 31, 2000 increased $154.6 million or 8.2% compared to December 31, 1999 levels of $1.9 billion. The increase in total deposits for the three months ended March 31, 2000 is primarily attributable to growth in the volume of business conducted by the Company and the vitality of the Rio Grande Valley economy. Furthermore, the deposit increase included $38.7 million received from foreign customers on a short-term basis. The following table presents the composition of total deposits (dollars in thousands):

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                       ----------    ----------
                                                      (UNAUDITED)
Demand Deposits
   Commercial and Individual ......................    $  294,624    $  277,729
   Public Funds ...................................         6,923         8,137
                                                       ----------    ----------
     Total Demand Deposits ........................       301,547       285,866
                                                       ----------    ----------
Interest-Bearing Deposits
   Savings
     Commercial and Individual ....................       124,507       118,512
     Public Funds .................................           273           246
   Money Market Checking and Savings
     Commercial and Individual ....................       359,641       298,668
     Public Funds .................................        63,780        78,791
   Time Deposits
     Commercial and Individual ....................       826,494       800,934
     Public Funds .................................       363,718       302,329
                                                       ----------    ----------
     Total Interest-Bearing Deposits ..............     1,738,413     1,599,480
                                                       ----------    ----------
       Total Deposits .............................    $2,039,960    $1,885,346
                                                       ==========    ==========

SHAREHOLDERS' EQUITY

      Shareholders' equity increased by $4.3 million, or 2.3%, during the three months ended March 31, 2000 due to comprehensive income of $6.3 million less cash dividends of $2.0 million. Comprehensive income for the period included net income of $8.4 million and unrealized loss on securities available for sale, net of tax, of $2.1 million.

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

                                                                               MARCH 31, 2000                 DECEMBER 31, 1999
                                                                        ---------------------------      --------------------------
                                                                           AMOUNT          RATIO           AMOUNT          RATIO
                                                                        -----------     -----------      -----------    -----------
                                                                                (UNAUDITED)
Total Shareholders' Equity before unrealized
   gains or losses on Securities Available for Sale ................    $   207,979                      $   201,636
Less Goodwill and Other Deductions .................................        (43,696)                         (44,796)
                                                                        -----------     -----------      -----------    -----------
Total Tier I Capital ...............................................        164,283                          156,840
Total Tier II Capital ..............................................         17,666                           16,711
                                                                        -----------     -----------      -----------    -----------
Total Qualifying Capital ...........................................    $   181,949                      $   173,551
                                                                        -----------     -----------      -----------    -----------
Total Risk-Based Capital ...........................................    $   181,949           11.78%     $   173,551          11.94%
Total Risk-Based Capital Minimum ...................................        123,594            8.00          116,313           8.00
                                                                        -----------     -----------      -----------    -----------
Tier I Risk-Based Capital ..........................................        164,283           10.63          156,840          10.79
Tier I Risk-Based Capital Minimum ..................................         61,797            4.00           58,157           4.00
                                                                        -----------     -----------      -----------    -----------
Tier I Leverage Capital ............................................        164,283            7.70          156,840           7.58
Tier I Leverage Capital Minimum ....................................         85,338            4.00           82,777           4.00
                                                                        -----------     -----------      -----------    -----------

      At March 31, 2000, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

      Net income available for common shareholders was $8.4 million and $7.1 million and earnings per diluted common share were $0.57 and $0.48 for the three months ended March 31, 2000 and 1999, respectively. Net income increased due to sustained loan growth. Return on assets averaged 1.56% and 1.61% while return on shareholders' equity averaged 17.73% and 15.90% for the three months ended March 31, 2000 and 1999, respectively.

INTEREST INCOME

      Total interest income for the three months ended March 31, 2000 was $42.0 million, an increase of $9.0 million or 27.2% from the three months ended March 31, 1999. This increase in interest income is due to a $342.2 million or 21.3% increase in average earning assets to $1.9 billion for the three months ended March 31, 2000 from the same period last year.

      Interest income on loans increased $7.8 million or 30.2% to $33.6 million for the three months ended March 31, 2000. A $287.6 million or 25.8% increase in average loans outstanding over the same period in 1999 propelled this increase. Interest income on securities increased to $8.3 million, a $1.4 million increase from the prior comparable period. This increase was attributable to a $76.4 million increase in average securities, up 16.6% when compared to the three months ended March 31, 1999.


INTEREST EXPENSE

      Interest expense on deposits and other borrowings increased to $18.8 million for the three months ended March 31, 2000 compared to $14.4 million for the same period in 1999. The increase in interest expense was attributable to a $318.9 million increase in average interest-bearing liabilities from the prior comparable period.

NET INTEREST INCOME

      Net interest income, reported on a tax equivalent basis, was $23.6 million for the three months ended March 31, 2000, compared with $19.0 million for the same period in 1999, an increase of 24.1%. The increase in net interest income during the three months ended March 31, 2000 was largely due to growth in average interest-earning assets, primarily loans.

      The net interest margin was 4.87% for the three months ended March 31, 2000, compared with 4.80% for the same period in 1999. This increase was attributable to a thirty-three basis point increase in the yield on average interest-earning assets to 8.76%, up from 8.43% for the same period last year. In addition, the cost of average interest-bearing liabilities increased by twenty-two basis points to 4.55% for the three months ended March 31, 2000.

The following table presents for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2000 and 1999 (dollars in thousands):

                                                                          THREE MONTHS ENDED
                                        ------------------------------------------------------------------------------------------
                                                       MARCH 31, 2000                                 MARCH 31, 1999
                                        --------------------------------------------     -----------------------------------------
                                          AVERAGE                           YIELD/         AVERAGE                       YIELD/
Taxable-Equivalent Basis (1)              BALANCE        INTEREST          RATE (2)        BALANCE       INTEREST       RATE (2)
                                        -----------     -----------      -----------     -----------    -----------    -----------
                                                                                 (Unaudited)
Assets
   Interest-Earning Assets
     Loans
       Commercial ..................... $   484,173     $    11,432             9.50%    $   400,283    $     8,908           9.03%
       Real Estate ....................     776,616          18,565             9.61         592,200         13,857           9.49
       Consumer .......................     141,817           3,682            10.44         122,495          3,134          10.38
                                        -----------     -----------      -----------     -----------    -----------    -----------
         Total Loans ..................   1,402,606          33,679             9.66       1,114,978         25,899           9.42
                                        -----------     -----------      -----------     -----------    -----------    -----------
     Securities
       Taxable ........................     488,857           7,724             6.35         418,107          6,387           6.20
       Tax-Exempt .....................      48,210             889             7.42          42,548            731           6.97
                                        -----------     -----------      -----------     -----------    -----------    -----------
         Total Securities .............     537,067           8,613             6.45         460,655          7,118           6.27
                                        -----------     -----------      -----------     -----------    -----------    -----------
     Time Deposits ....................       4,667              69             5.95             359              6           6.78
     Federal Funds Sold ...............       2,570              39             6.10          28,741            339           4.78
                                        -----------     -----------      -----------     -----------    -----------    -----------
       Total Interest-Earning Assets ..   1,946,910          42,400             8.76%      1,604,733         33,362           8.43%
                                        -----------     -----------      -----------     -----------    -----------    -----------
   Cash and Due from Banks ............      66,583                                           58,583
   Premises and Equipment, Net ........      75,998                                           69,816
   Other Assets .......................      83,988                                           57,945
   Allowance for Loan Losses ..........     (17,634)                                         (13,445)
                                        -----------     -----------      -----------     -----------    -----------    -----------
     Total Assets ..................... $ 2,155,845                                      $ 1,777,632
                                        -----------     -----------      -----------     -----------    -----------    -----------
Liabilities
   Interest-Bearing Liabilities
     Savings .......................... $   120,890     $       663             2.21%    $   109,364    $       611           2.27%
     Money Market Checking
       And Savings ....................     390,632           2,908             2.99         300,228          2,140           2.89
     Time Deposits ....................   1,130,332          14,955             5.32         927,095         11,518           5.04
                                        -----------     -----------      -----------     -----------    -----------    -----------
       Total Savings and
         Time Deposits ................   1,641,854          18,526             4.54       1,336,687         14,269           4.33
                                        -----------     -----------      -----------     -----------    -----------    -----------
     Federal Funds Purchased
       and Securities Sold
       Under Repurchase
       Agreements .....................      22,059             286             5.21           8,336             93           4.52
                                        -----------     -----------      -----------     -----------    -----------    -----------
       Total Interest-Bearing
         Liabilities ..................   1,663,913          18,812             4.55%      1,345,023         14,362           4.33%
                                        -----------     -----------      -----------     -----------    -----------    -----------
   Demand Deposits ....................     288,935                                          237,796
   Other Liabilities ..................      13,144                                           14,950
                                        -----------     -----------      -----------     -----------    -----------    -----------
     Total Liabilities ................   1,965,992                                        1,597,769
                                        -----------     -----------      -----------     -----------    -----------    -----------
   Shareholders' Equity ...............     189,853                                          179,863
                                        -----------     -----------      -----------     -----------    -----------    -----------
     Total Liabilities and
       Shareholders' Equity ........... $ 2,155,845                                      $ 1,777,632
                                        -----------     -----------      -----------     -----------    -----------    -----------
Net Interest Income ...................                 $    23,588                                     $    19,000
                                        -----------     -----------      -----------     -----------    -----------    -----------
Net Yield on Total Interest
   Earning Assets .....................                                         4.87%                                         4.80%
                                        -----------     -----------      -----------     -----------    -----------    -----------

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

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                          2000 COMPARED TO 1999
                                                                          -------------------------------------------------------
                                                                                            DUE TO CHANGE IN
                                                                              NET        -------------------------       RATE/
Taxable-Equivalent Basis (1)                                                CHANGE         VOLUME         RATE          VOLUME
                                                                          ----------     ----------     ----------     ----------
                                                                                               (UNAUDITED)
Interest Income
   Loans .............................................................    $    7,780     $    6,953     $      657     $      170
   Securities
     Taxable .........................................................         1,337          1,143            166             28
     Tax-Exempt ......................................................           158            105             47              6
   Time Deposits in Bank .............................................            63             73             (1)            (9)
   Federal Funds Sold ................................................          (300)          (308)            94            (86)
                                                                          ----------     ----------     ----------     ----------
     Total Interest Income ...........................................         9,038          7,966            963            109
                                                                          ----------     ----------     ----------     ----------
Interest Expense
   Deposits ..........................................................         4,257          3,404            694            159
   Federal Funds Purchased and
     Securities Sold Under
     Repurchase Agreements ...........................................           193            155             14             24
                                                                          ----------     ----------     ----------     ----------
     Total Interest Expense ..........................................         4,450          3,559            708            183
                                                                          ----------     ----------     ----------     ----------
Net Interest Income Before Allocation of
   Rate/Volume .......................................................         4,588          4,407            255            (74)
Allocation of Rate/Volume ............................................          --              250           (324)            74
                                                                          ----------     ----------     ----------     ----------
Changes in Net Interest Income .......................................    $    4,588     $    4,657     $      (69)    $     --
                                                                          ----------     ----------     ----------     ----------

(1)For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 2000 and 1999).

PROVISION FOR LOAN LOSSES

      The Company recorded a provision for loan losses of $2.2 million for the three months ended March 31, 2000, compared to $1.3 million in the three months ended March 31, 1999. The provision for loan losses reflected an increase of $846,000 or 63.9% for the first quarter 2000 compared to the same period in 1999. The increase resulted in part from an increase in average loans by 25.8% compared to first quarter 1999. Net charge-offs totaled $1.2 million and $886,000, respectively, for the three months ended March 31, 2000 and 1999 and increased to 0.35% of average loans in 2000 compared to 0.32% of average loans for 1999.

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

NONINTEREST INCOME

      Noninterest Income totaled $5.2 million for the three months ended March 31, 2000 compared to $4.2 million for 1999. Noninterest Income increased $1.0 million or 25.4% from 1999. The Noninterest Income growth in first quarter 2000 resulted primarily from the increased volume of business conducted by the Company and, in part, because of the Harlingen Bancshares, Inc. acquisition in fourth quarter 1999.

      Total Service Charges of $3.7 million for the three months ended March 31, 2000 increased $886,000 or 31.5% compared to $2.8 million for the same period in 1999. The increase in Total Service Charges is attributable to increased account transaction fees generated by deposit growth of 26.4% since first quarter 1999.

      Trust Service Fees of $475,000 for the three months ended March 31, 2000 decreased $6,000 or 1.2% compared to $481,000 for comparable prior year period. Although the fair market value of assets managed increased to $360.4 million at March 31, 2000 compared to $328.9 million a year ago, trust fees slightly decreased since the 1999 amount included $13,000 in nonrecurring commissions on sale of real estate. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

      Data Processing Service Fees of $584,000 for the three months ended March 31, 2000 increased $89,000 or 18.0% compared to $495,000 for the same period last year. This increase arose from the acquisition of one additional banking client and increased utilization of services offered to existing clients since first quarter 1999. The number of data processing clients as of March 31, 2000 and 1999 was 7 and 6, respectively.

      Other Operating Income of $448,000 for the three months ended March 31, 2000 increased $83,000 or 22.7% compared to $365,000 for the same 1999 period. The increase in Other Operating Income in first quarter 2000 was primarily attributable to an increase in Check Order Charges by $50,000 or 43.4 % resulting from an increase in the volume of deposit accounts, as well as a $25,000 incentive rebate received from the check printing company during first quarter 2000.


NONINTEREST EXPENSE

      Noninterest Expense of $13.3 million for the three months ended March 31, 2000 increased $2.7 million or 25.8% compared to $10.5 million for 1999. The efficiency ratio of expense to total revenue was 45.95% for the three months ended March 31, 2000 compared to 45.11% for the same period in 1999. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities). The increase results primarily from higher personnel costs due to an increase in the number of employees since first quarter 1999.

      Salaries and Employee Benefits, the largest category of Noninterest Expense, of $6.7 million for the three months ended March 31, 2000 increased $1.7 million or 34.1% compared to the same period last year of $5.0 million. The increase in 2000 over 1999 reflects increases in base salaries and higher levels of staff, including the staff acquired as a result of the Harlingen Bancshares, Inc. acquisition. The number of full-time equivalent employees of 883 at March 31, 2000 increased 17.3% from 753 at March 31, 1999. Salaries and Employee Benefits averaged 1.24% of average assets for the three months ended March 31, 2000 compared to 1.13% for the three months ended March 31, 1999.

      Net Occupancy Expense of $956,000 for the three months ended March 31, 2000 decreased $29,000 or 2.9% compared to $985,000 for 1999. Increased rental income generated from the corporate headquarters building in McAllen, Texas, contributed to the decrease in net Occupancy Expense during the three months ended March 31, 2000.

      Equipment Expense of $1.4 million for the three months ended March 31, 2000 increased $204,000 or 16.7% compared to $1.2 million for 1999. Depreciation and other equipment expenses associated with a 10.0% increase in premises and equipment since first quarter 1999, partly attributable to the Harlingen Bancshares, Inc. acquisition, contributed to the increase in Equipment Expense for the three months ended March 31, 2000.

      Other Real Estate Expense, Net, includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net of $31,000 for the three months ended March 31, 2000 decreased $62,000 or 66.7% compared to $93,000 for the three months ended March 31, 1999. The net decrease for first quarter 2000 is primarily attributable a decrease in gains recognized on the sale of Other Real Estate Owned and was partially offset by an increase in rental income generated from foreclosed property. During first quarter 1999, the Bank recognized a gain of $155,000 on the sale of one property. No large gains were recognized during first quarter 2000. Management is actively seeking buyers for all Other Real Estate.

      Amortization of Goodwill and Identifiable Intangibles of $1.1 million for the three months ended March 31, 2000 increased $465,000 or 68.4% compared to $680,000 for the same period in 1999. The increase in Amortization of Goodwill and Identifiable Intangibles during the three months ended March 31, 2000 was due to the amortization of $21.0 million of goodwill and other intangibles added during fourth quarter 1999 with the Harlingen Bancshares, Inc. acquisition.

      A detailed summary of Noninterest Expense follows (dollars in thousands):

                                                                                                               THREE MONTHS ENDED
                                                                                                                    MARCH 31,
                                                                                                              ---------------------
                                                                                                                2000         1999
                                                                                                              --------     --------
                                                                                                                   (UNAUDITED)
Salaries and Wages .......................................................................................    $  5,272     $  3,873
Employee Benefits ........................................................................................       1,387        1,094
                                                                                                              --------     --------
     Total Salaries and Employee Benefits ................................................................       6,659        4,967
                                                                                                              --------     --------
Net Occupancy Expense ....................................................................................         956          985
                                                                                                              --------     --------
Equipment Expense ........................................................................................       1,427        1,223
                                                                                                              --------     --------
Other Real Estate Expense, Net
   Rent Income ...........................................................................................        (160)         (54)
   Gain on Sale ..........................................................................................         (43)        (207)
   Expenses ..............................................................................................         234          339
   Write-Downs ...........................................................................................        --             15
                                                                                                              --------     --------
     Total Other Real Estate Expense, Net ................................................................          31           93
                                                                                                              --------     --------
Amortization of Goodwill and Identifiable Intangibles ....................................................       1,145          680
                                                                                                              --------     --------
Other Noninterest Expense
   Advertising and Public Relations ......................................................................         583          303
   Data Processing and Check Clearing ....................................................................         435          365
   Director Fees .........................................................................................          98           79
   Franchise Tax .........................................................................................        (202)         122
   Insurance .............................................................................................          73          101
   FDIC Insurance ........................................................................................          96           46
   Legal .................................................................................................         168          179
   Professional Fees .....................................................................................         335          221
   Postage, Delivery and Freight .........................................................................         278          236
   Printing, Stationery and Supplies .....................................................................         486          396
   Telephone .............................................................................................         182          142
   Other Losses ..........................................................................................          95           89
   Miscellaneous Expense .................................................................................         418          312
                                                                                                              --------     --------
     Total Other Noninterest Expense .....................................................................       3,045        2,591
                                                                                                              --------     --------
Total Noninterest Expense ................................................................................    $ 13,263     $ 10,539
                                                                                                              --------     --------

INCOME TAX EXPENSE

      The Company recorded income tax expense of $4.6 million for the three months ended March 31, 2000 compared to $3.9 million for the three months ended March 31, 1999. The increase in income tax expense is due primarily to an increased level of pretax income for first quarter 2000.

CAPITAL AND LIQUIDITY

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2000, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.78%, a Tier I risk-based capital ratio of 10.63%, and a leverage ratio of 7.70%.

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

      Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At March 31, 2000, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, was 31.8% compared to 32.1% at March 31, 1999.

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

      During the three months ended March 31, 2000, funds for $22.8 million of securities purchases and $68.7 million of net loan growth came from various sources, including a net increase in deposits of $154.6 million and $8.9 million in proceeds from maturing securities and $8.4 million of net income.

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

NEGATIVE IMPACT OF LITIGATION POSSIBLE

      From time to time the Company is a party to legal proceedings including matters involving commercial banking issues and other proceedings arising in the ordinary course of business. Although not currently anticipated by management, the Company's results could be materially impacted by legal and settlement expenses related to such lawsuits.

YEAR 2000 PROJECT

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

      In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a "driver" and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The following table summarizes the simulated change in net interest income over a 12-month period as of March 31, 2000 and December 31, 1999 (dollars in thousands):

                                                                                                   INCREASE (DECREASE) IN
                                                                                                     NET INTEREST INCOME
CHANGES IN INTEREST                                                    ESTIMATED NET        --------------------------------------
RATES (BASIS POINTS)                                                  INTEREST INCOME           AMOUNT                 PERCENT
                                                                      ---------------       ---------------        ---------------
                                                                                              (UNAUDITED)
March 31, 2000
   +100 .......................................................       $       104,746       $         2,045                    2.0%
     -- .......................................................               102,701                  --                     --
   -100 .......................................................               100,018                (2,683)                  (2.6)
December 31, 1999
   +100 .......................................................                99,136                 1,189                    1.2
     -- .......................................................                97,947                  --                     --
   -100 .......................................................                95,954                (1,993)                  (2.0)
                                                                      ---------------       ---------------        ---------------

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company faces ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material adverse effect upon the business, results of operations or financial condition of the Company.

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

      None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

      (1) Exhibits -- The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

            10.21 Amendment No. 12 to Texas Regional Bancshares, Inc. Employee
                  Stock Ownership Plan (with 401(k) Provisions), adopted December 22, 1999.

            10.22 Amendment No. 13 to Texas Regional Bancshares, Inc. Employee
                  Stock Ownership Plan (with 401(k) Provisions), effective April 1, 2000.

            27    Financial Data Schedule

(b)   Reports of Form 8-K

   No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TEXAS REGIONAL BANCSHARES, INC.
                                                              (Registrant)

        May 3, 2000                                        /s/ G. E. Roney
--------------------                      ---------------------------------
                                                             Glen E. Roney
                                          Chairman of the Board, President
                                                 & Chief Executive Officer

        May 3, 2000                                  /s/ R. T. Pigott, Jr.
--------------------                      ---------------------------------
                                                         R. T. Pigott, Jr.
                                                  Executive Vice President
                                                 & Chief Financial Officer