Form 10-Q
period 2000-06-30
TEXAS REGIONAL BANCSHARES INC
filed 2000-08-01
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 14,618,637 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of July 24, 2000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets                                                                        JUNE 30,         DECEMBER 31,
(Dollars in Thousands, Except Share Data)                                                            2000               1999
                                                                                               ---------------    ---------------
                                                                                                 (UNAUDITED)
Assets
   Cash and Due From Banks .................................................................   $        63,428    $        66,819
   Time Deposits ...........................................................................             3,999              5,077
                                                                                               ---------------    ---------------
     Total Cash and Cash Equivalents .......................................................            67,427             71,896
   Securities Available for Sale, at Fair Value ............................................           554,241            525,938
   Securities Held to Maturity, at Amortized Cost (Fair Value of
     $2,073 in 2000 and $8,071 in 1999) ....................................................             2,050              8,010
   Loans, Net of Unearned Discount of $4,303 in 2000 and $5,154 in 1999 ....................         1,494,431          1,374,759
   Less: Allowance for Loan Losses .........................................................           (18,239)           (16,711)
                                                                                               ---------------    ---------------
     Net Loans .............................................................................         1,476,192          1,358,048
   Premises and Equipment ..................................................................            77,608             75,583
   Accrued Interest Receivable .............................................................            23,946             19,869
   Other Real Estate .......................................................................             4,485              5,268
   Goodwill and Identifiable Intangibles ...................................................            42,597             44,796
   Other Assets ............................................................................            13,962             11,282
                                                                                               ---------------    ---------------
     Total Assets ..........................................................................   $     2,262,508    $     2,120,690
                                                                                               ===============    ===============
Liabilities
   Deposits
     Demand ................................................................................   $       291,172    $       285,866
     Savings ...............................................................................           122,010            118,758
     Money Market Checking and Savings .....................................................           381,144            377,458
     Time Deposits .........................................................................         1,182,987          1,103,264
                                                                                               ---------------    ---------------
       Total Deposits ......................................................................         1,977,313          1,885,346
   Other Borrowed Money ....................................................................            70,938             34,608
   Accounts Payable and Accrued Liabilities ................................................            14,880             12,548
                                                                                               ---------------    ---------------
     Total Liabilities .....................................................................         2,063,131          1,932,502
                                                                                               ---------------    ---------------
   Commitments and Contingencies
   Shareholders' Equity
     Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
       None Issued and Outstanding .........................................................              --                 --
     Common Stock - Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
       Issued and Outstanding 14,618,637 Shares in 2000 and 14,524,739 Shares
       In 1999 .............................................................................            14,619             14,525
     Paid-In Capital .......................................................................            90,060             88,834
     Retained Earnings .....................................................................           111,089             98,277
     Accumulated Other Comprehensive Loss ..................................................           (16,391)           (13,448)
                                                                                               ---------------    ---------------
       Total Shareholders' Equity ..........................................................           199,377            188,188
                                                                                               ---------------    ---------------
     Total Liabilities and Shareholders' Equity ............................................   $     2,262,508    $     2,120,690
                                                                                               ===============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries                                THREE MONTHS                    SIX MONTHS
Consolidated Statements of Income and Comprehensive Income                     ENDED JUNE 30,                 ENDED JUNE 30,
                                                                       ----------------------------    ----------------------------
(Dollars in Thousands, Except Per Share Data)                              2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
                                                                                                 (UNAUDITED)
Interest Income
   Loans, Including Fees ...........................................   $     35,833    $     27,064    $     69,392    $     52,840
   Securities
     Taxable .......................................................          8,003           6,689          15,727          13,076
     Tax-Exempt ....................................................            590             510           1,169             996
   Time Deposits ...................................................             62               4             131               9
   Federal Funds Sold ..............................................            203             324             242             663
                                                                       ------------    ------------    ------------    ------------
     Total Interest Income .........................................         44,691          34,591          86,661          67,584
                                                                       ------------    ------------    ------------    ------------
Interest Expense
   Deposits ........................................................         20,229          14,754          38,755          29,023
   Other Borrowed Money ............................................            589             108             875             201
                                                                       ------------    ------------    ------------    ------------
     Total Interest Expense ........................................         20,818          14,862          39,630          29,224
                                                                       ------------    ------------    ------------    ------------
Net Interest Income Before Provision for Loan Losses ...............         23,873          19,729          47,031          38,360
Provision for Loan Losses ..........................................          2,325           1,499           4,494           2,822
                                                                       ------------    ------------    ------------    ------------
   Net Interest Income After Provision for Loan Losses .............         21,548          18,230          42,537          35,538
                                                                       ------------    ------------    ------------    ------------
Noninterest Income
   Service Charges on Deposit Accounts .............................          2,903           2,311           5,657           4,382
   Other Service Charges ...........................................            658             575           1,605           1,318
   Trust Service Fees ..............................................            589             495           1,064             976
   Net Realized Losses on Sales of
     Securities Available for Sale .................................           --                (1)           --                (1)
   Data Processing Service Fees ....................................            687             518           1,271           1,013
   Other Operating Income ..........................................            566             299           1,014             665
                                                                       ------------    ------------    ------------    ------------
     Total Noninterest Income ......................................          5,403           4,197          10,611           8,353
                                                                       ------------    ------------    ------------    ------------
Noninterest Expense
   Salaries and Employee Benefits ..................................          6,149           5,551          12,808          10,518
   Net Occupancy Expense ...........................................          1,045           1,008           2,001           1,993
   Equipment Expense ...............................................          1,550           1,228           2,977           2,451
   Other Real Estate Expense, Net ..................................            451             103             482             196
   Amortization of Goodwill and Identifiable Intangibles ...........          1,108             679           2,253           1,359
   Other Noninterest Expense .......................................          3,258           2,350           6,303           4,941
                                                                       ------------    ------------    ------------    ------------
     Total Noninterest Expense .....................................         13,561          10,919          26,824          21,458
                                                                       ------------    ------------    ------------    ------------
Income Before Income Tax Expense ...................................         13,390          11,508          26,324          22,433
Income Tax Expense .................................................          4,869           4,043           9,432           7,916
                                                                       ------------    ------------    ------------    ------------
Net Income .........................................................          8,521           7,465          16,892          14,517
Other Comprehensive Loss, Net of Tax
   Unrealized Losses on Securities Available for Sale
     Unrealized Holding Losses Arising During Period ...............           (865)         (6,829)         (2,943)         (8,149)
     Less: Reclassification Adjustment for Losses
       Included in Net Income ......................................           --                (1)           --                (1)
                                                                       ------------    ------------    ------------    ------------
       Total Other Comprehensive Loss ..............................           (865)         (6,828)         (2,943)         (8,148)
                                                                       ------------    ------------    ------------    ------------
Comprehensive Income ...............................................   $      7,656    $        637    $     13,949    $      6,369
                                                                       ============    ============    ============    ============
Net Income Per Common Share
   Basic ...........................................................   $       0.58    $       0.52    $       1.16    $       1.01
   Diluted .........................................................           0.58            0.51            1.15            0.99
                                                                       ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and                                                              ACCUMULATED
   Subsidiaries                                                                                    OTHER
Consolidated Statements of Changes                          COMMON                              COMPREHENSIVE          TOTAL
   In Shareholders' Equity                                 STOCK -     PAID-IN     RETAINED        INCOME           SHAREHOLDERS'
(Dollars in Thousands)                                     CLASS A     CAPITAL     EARNINGS        (LOSS)             EQUITY
                                                          ---------   ---------   ---------    ---------------    ---------------
                                                                                       (UNAUDITED)
Six Months Ended June 30, 1999
   Balance, Beginning of Period ........................  $  14,405   $  87,396   $  74,864    $           609    $       177,274
   Net Income ..........................................       --          --        14,517               --               14,517
   Unrealized Loss on Securities,
     Net of Tax and Reclassification Adjustment ........       --          --          --               (8,148)            (8,148)
                                                          ---------   ---------   ---------    ---------------    ---------------
     Total Comprehensive Income ........................       --          --        14,517             (8,148)             6,369
                                                          ---------   ---------   ---------    ---------------    ---------------
   Class A Common Stock Cash Dividends .................       --          --        (3,602)              --               (3,602)
                                                          ---------   ---------   ---------    ---------------    ---------------
   Balance, End of Period ..............................  $  14,405   $  87,396   $  85,779    $        (7,539)   $       180,041
                                                          =========   =========   =========    ===============    ===============

Six Months Ended June 30, 2000
   Balance, Beginning of Period ........................  $  14,525   $  88,834   $  98,277    $       (13,448)   $       188,188
   Net Income ..........................................       --          --        16,892               --               16,892
   Unrealized Losses on Securities,
     Net of Tax and Reclassification Adjustment ........       --          --          --               (2,943)            (2,943)
                                                          ---------   ---------   ---------    ---------------    ---------------
     Total Comprehensive Income ........................       --          --        16,892             (2,943)            13,949
                                                          ---------   ---------   ---------    ---------------    ---------------
   Exercise of Stock Options, 93,898 Shares of
     Class A Common Stock ..............................         94         657        --                 --                  751
   Tax Effect of Nonqualified Stock Options
      Exercised ........................................       --           569        --                 --                  569
   Class A Common Stock Cash Dividends .................       --          --        (4,080)              --               (4,080)
                                                          ---------   ---------   ---------    ---------------    ---------------
   Balance, End of Period ..............................  $  14,619   $  90,060   $ 111,089    $       (16,391)   $       199,377
                                                          =========   =========   =========    ===============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries                                                            SIX MONTHS
Consolidated Statements of Cash Flows                                                                      ENDED JUNE 30,
                                                                                                 ---------------    ---------------
(Dollars in Thousands)                                                                                2000                1999
                                                                                                 ---------------    ---------------
                                                                                                            (UNAUDITED)
Cash Flows from Operating Activities
   Net Income ................................................................................   $        16,892    $        14,517
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation, Amortization and Accretion, Net .........................................             5,121              4,136
       Provision for Loan Losses .............................................................             4,494              2,822
       Provision for Estimated Losses on Other Real Estate and Other Assets ..................               425                 16
       Loss on Sale of Securities Available for Sale .........................................              --                    1
       (Gain) Loss on Sale of Other Assets ...................................................               (26)                21
       Gain on Sale of Other Real Estate .....................................................               (78)              (172)
       Gain on Sale of Premises and Equipment ................................................              (166)               (39)
       (Increase) Decrease in Deferred Income Tax Asset ......................................            (1,356)             3,552
       Decrease in Deferred Income Tax Liability .............................................              --               (4,487)
       Increase in Accrued Interest Receivable and Other Assets ..............................            (4,214)            (4,612)
       Increase in Accounts Payable and Accrued Liabilities ..................................             2,887                923
                                                                                                 ---------------    ---------------
Net Cash Provided by Operating Activities ....................................................            23,979             16,678
                                                                                                 ---------------    ---------------
Cash Flows from Investing Activities
   Proceeds from Sales of Securities Available for Sale ......................................              --                2,206
   Proceeds from Maturing Securities Available for Sale ......................................             6,465            100,626
   Purchases of Securities Available for Sale ................................................           (39,424)          (126,668)
   Proceeds from Maturing Securities Held to Maturity ........................................             5,940              6,000
   Proceeds from Sale of Loans ...............................................................             1,370                690
   Purchases of Loans ........................................................................            (6,137)            (2,647)
   Loan Originations and Advances, Net .......................................................          (118,613)           (91,491)
   Recoveries of Charged-Off Loans ...........................................................               221                182
   Proceeds from Sale of Premises and Equipment ..............................................               169                220
   Purchases of Premises and Equipment .......................................................            (4,773)            (2,879)
   Proceeds from Sale of Other Real Estate ...................................................               534                650
   Proceeds from Sale of Other Assets ........................................................               818                359
                                                                                                 ---------------    ---------------
Net Cash Used in Investing Activities ........................................................          (153,430)          (112,752)
                                                                                                 ---------------    ---------------
Cash Flows from Financing Activities
   Net Increase in Demand Deposits, Savings, Money
     Market Checking and Savings Accounts ....................................................            12,244              8,428
   Net Increase in Time Deposits .............................................................            79,723             61,019
   Net Increase in Other Borrowed Money ......................................................            36,330              6,424
   Cash Dividends Paid on Class A Common Stock ...............................................            (4,066)            (3,602)
   Proceeds from the Sale of Common Stock ....................................................               751               --
                                                                                                 ---------------    ---------------
Net Cash Provided by Financing Activities ....................................................           124,982             72,269
                                                                                                 ---------------    ---------------
Decrease in Cash and Cash Equivalents ........................................................            (4,469)           (23,805)
Cash and Cash Equivalents at Beginning of Period .............................................            71,896             90,827
                                                                                                 ---------------    ---------------
Cash and Cash Equivalents at End of Period ...................................................   $        67,427    $        67,022
                                                                                                 ===============    ===============

                                   (Continued)

Texas Regional Bancshares, Inc. and Subsidiaries                                                             SIX MONTHS
Consolidated Statements of Cash Flows                                                                       ENDED JUNE 30,
                                                                                                   ---------------------------------
(Dollars in Thousands)                                                                                  2000              1999
                                                                                                   ---------------   ---------------
                                                                                                              (UNAUDITED)
Supplemental Disclosures of Cash Flow Information
   Interest Paid ...............................................................................   $        38,345   $        29,237
   Income Taxes Paid ...........................................................................             9,200             9,460
Supplemental Schedule of Noncash Investing and Financing Activities
   Foreclosure and Repossession in Partial Satisfaction of Loans Receivable ....................             1,294             4,006
   Financing Provided For Sales of Other Real Estate ...........................................               773             2,371
   Net Increase in Security Trades Not Settled .................................................              --               7,500
   Net Increase in Dividends Payable ...........................................................                14              --
                                                                                                   ===============   ===============

The accompanying notes are an integral part of the consolidated financial statements.

                TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2000 and 1999 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

      The consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. (the "Parent") and its wholly-owned subsidiaries, Texas Regional Delaware, Inc. and Texas State Bank (the "Bank"). The Company eliminates all significant intercompany transactions and balances in consolidation. The Company accounts for its investments in subsidiaries on the equity method in the Parent's financial statements.

      The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and subsequently amended by Financial Accounting Standards Board's Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Financial Accounting Standards Board's Statement No. 137 ("Statement 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Company will adopt Statement 133 on January 1, 2001 and is evaluating the impact, if any, this statement may have on its future consolidated financial statements.

NOTE 2: RECLASSIFICATION

      Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on previously reported net income.

NOTE 3: IMPAIRED LOANS

      A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms has been made as a result of deterioration in the borrower's financial condition. The balance of impaired loans was $22.7 million at June 30, 2000 for which there was a related allowance for loan losses of $4.1 million. At June 30, 2000, the Company had $219,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 2000 was $11.9 million. Interest income on impaired loans of $154,000 was recognized during the six months ended June 30, 2000, including $104,000 recognized for cash payments received on nonaccrual loans.

NOTE 4: COMMON STOCK

      On June 13, 2000, the Board of Directors approved a cash dividend of $0.14 per share for shareholders of record on July 3, 2000 and payable on July 14, 2000.

NOTE 5: EARNINGS PER COMMON SHARE COMPUTATIONS

      The table below presents a reconciliation of basic and diluted earnings per share computations.

                                                                              THREE MONTHS                      SIX MONTHS
                                                                             ENDED JUNE 30,                    ENDED JUNE 30,
                                                                      ----------------------------      ----------------------------
(Dollars in Thousands, Except Share Data)                                2000             1999             2000             1999
                                                                      -----------      -----------      -----------      -----------
                                                                                               (UNAUDITED)
Net Income Available to Common Shareholders ....................      $     8,521      $     7,465      $    16,892      $    14,517
                                                                      -----------      -----------      -----------      -----------
Weighted Average Number of Common Shares Outstanding
   Used in Basic EPS Calculation ...............................       14,594,690       14,405,027       14,559,998       14,405,027
Add Assumed Exercise of Outstanding Stock Options as
   Adjustments for Dilutive Securities .........................           85,661          220,738          107,268          216,143
                                                                      -----------      -----------      -----------      -----------
Weighted Average Number of Common Shares
   Outstanding Used in Diluted EPS Calculations ................       14,680,351       14,625,765       14,667,266       14,621,170
                                                                      -----------      -----------      -----------      -----------
Basic EPS ......................................................      $      0.58      $      0.52      $      1.16      $      1.01
Diluted EPS ....................................................             0.58             0.51             1.15             0.99
                                                                      -----------      -----------      -----------      -----------

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

GENERAL

      Texas Regional Bancshares, Inc. ("Texas Regional" or the "Company") is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Texas Regional Delaware, Inc., incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary, owns Texas State Bank (the "Bank"), the Company's primary operating subsidiary. The Bank has two wholly-owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 to receive and liquidate foreclosed assets.

      By authority of the Board of Directors of the Company, Texas Regional in May 2000 filed a Declaration Electing to be a Financial Holding Company with the Federal Reserve Bank of Dallas. The Declaration became effective in June 2000.

      Texas State Bank operates twenty-six banking locations in the Rio Grande Valley including four banking locations each in McAllen (including its main office), Brownsville and Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. At June 30, 2000, Texas Regional had consolidated total assets of $2.3 billion, loans (net of unearned discount) of $1.5 billion, deposits of $2.0 billion, and shareholders' equity of $199.4 million.

      On October 1, 1999, the Company completed the acquisition of Harlingen Bancshares, Inc. and its wholly-owned subsidiary, Harlingen National Bank. The acquisition included its main office and three banking locations in Harlingen, Cameron County, Texas; one banking location in La Feria, Cameron County, Texas; and one banking location in Mercedes, Hidalgo County, Texas, with assets of $204.2 million, loans of $110.7 million, deposits of $183.6 million, and equity of $19.9 million. The shareholders of Harlingen Bancshares, Inc. received aggregate consideration of $34.0 million, including $1.0 million deposited into escrow pending the outcome of certain contingencies. Simultaneously, the shareholders of Harlingen Bancshares, Inc. or their affiliates purchased certain assets of Harlingen Bancshares, Inc. for book value totaling $2.4 million. Texas Regional also agreed to pay $1.0 million over a term of ten years in consideration of a covenant not to compete from certain principals of Harlingen Bancshares, Inc. Texas Regional accounted for the acquisition under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, October 1, 1999.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

      The Company, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $67.4 million at June 30, 2000. Comparatively, the Company had $71.9 million in cash and cash equivalents at December 31, 1999, a decrease of $4.5 million or 6.2%.

SECURITIES

      Securities consist of U.S. Treasury, federal agency, mortgage-backed and state, county and municipal securities. The Bank classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as held to maturity and measured at amortized cost in the consolidated balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the consolidated balance sheets' with unrealized holding gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the consolidated balance sheets' with unrealized holding gains and losses reported in a separate component of shareholders' equity, net of applicable income taxes until realized.

      At June 30, 2000 and December 31, 1999, no securities were classified as Trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

      The following table presents the amortized cost and estimated fair value of securities at June 30, 2000 and December 31, 1999 (dollars in thousands):

                                                                                    GROSS              GROSS            ESTIMATED
                                                                 AMORTIZED        UNREALIZED         UNREALIZED           FAIR
                                                                    COST            GAINS              LOSSES             VALUE
                                                              ---------------   ---------------   ---------------    ---------------
Securities Available for Sale
   June 30, 2000 (Unaudited)
     U.S. Treasury ........................................   $         1,999   $             1   $          --      $         2,000
     U.S. Government Agency ...............................           391,996                31           (17,488)           374,539
     Mortgage-Backed ......................................           127,073                 2            (5,160)           121,915
     States and Political Subdivisions ....................            50,165                50            (2,849)            47,366
     Other ................................................             8,421              --                --                8,421
                                                              ---------------   ---------------   ---------------    ---------------
       Total ..............................................   $       579,654   $            84   $       (25,497)   $       554,241
                                                              ===============   ===============   ===============    ===============
   December 31, 1999
     U.S. Treasury ........................................   $         2,999   $             5   $          --      $         3,004
     U.S. Government Agency ...............................           359,558                18           (14,975)           344,601
     Mortgage-Backed ......................................           131,699                 5            (4,073)           127,631
     States and Political Subdivisions ....................            48,198               164            (1,992)            46,370
     Other ................................................             4,332              --                --                4,332
                                                              ---------------   ---------------   ---------------    ---------------
       Total ..............................................   $       546,786   $           192   $       (21,040)   $       525,938
                                                              ===============   ===============   ===============    ===============

Securities Held to Maturity
   June 30, 2000 (Unaudited)
     States and Political Subdivisions ....................   $         2,050   $            25   $            (2)   $         2,073
                                                              ---------------   ---------------   ---------------    ---------------
       Total ..............................................   $         2,050   $            25   $            (2)   $         2,073
                                                              ===============   ===============   ===============    ===============
   December 31, 1999
     U.S. Treasury ........................................   $         5,001   $            17   $          --      $         5,018
     States and Political Subdivisions ....................             3,009                50                (6)             3,053
                                                              ---------------   ---------------   ---------------    ---------------
       Total ..............................................   $         8,010   $            67   $            (6)   $         8,071
                                                              ===============   ===============   ===============    ===============

      Net unrealized holding losses, net of related tax effect, of $16.4 million and $13.4 million at June 30, 2000 and December 31, 1999, respectively, on securities available for sale are reported as a separate component of shareholders' equity and as other comprehensive income.

      Securities with carrying values of $546.1 million at June 30, 2000 and $516.8 million at December 31, 1999 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

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

      The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at June 30, 2000 of $9.4 million represented 0.6% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

      Total loans of $1.5 billion at June 30, 2000 increased $119.7 million or 8.7% compared to December 31, 1999 levels of $1.4 billion. The increase in total loans for the six months ended June 30, 2000 reflects growth in all loan categories except Commercial Tax-Exempt and Consumer loans and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loan portfolio (dollars in thousands):

                                                   JUNE 30,       DECEMBER 31,
                                                     2000             1999
                                               ---------------   ---------------
                                                 (UNAUDITED)

Commercial .................................   $       431,860   $       391,855
Commercial Tax-Exempt ......................            13,667            22,160
                                               ---------------   ---------------
   Total Commercial Loans ..................           445,527           414,015
                                               ---------------   ---------------
Agricultural ...............................            63,644            59,437
                                               ---------------   ---------------
Real Estate
   Construction ............................           143,922           101,376
   Commercial Mortgage .....................           496,795           456,507
   Agricultural Mortgage ...................            42,158            38,256
   1-4 Family Mortgage .....................           168,976           160,786
                                               ---------------   ---------------
     Total Real Estate .....................           851,851           756,925
                                               ---------------   ---------------
Consumer ...................................           133,409           144,382
                                               ---------------   ---------------
   Total Loans .............................   $     1,494,431   $     1,374,759
                                               ===============   ===============

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

      Nonperforming assets consist of loans reported as impaired because such loans are on nonaccrual status or are considered troubled debt restructurings, and other assets, primarily real estate, acquired in partial or full satisfaction of loan obligations. The Company's policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income unless the collateral provides more than adequate margin to ensure collection of that interest. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower's financial condition. The Company's classification of nonperforming loans includes those loans for which management believes collection is doubtful. Management is not aware of any specific borrower relationships that are not reported as nonperforming where management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

      Nonperforming assets of $27.5 million at June 30, 2000 increased $13.2 million, 92.2% compared to December 31, 1999 levels of $14.3 million. Nonperforming loans of $22.7 million at June 30, 2000 increased $14.3 million or 171.9% compared to $8.3 million at December 31, 1999. Nonaccrual loans of $13.4 million at June 30, 2000 increased $5.1 million or 61.0% compared to $8.3 million at December 31, 1999. The increase in nonaccrual loans during 2000 resulted from the addition of a $4.6 million commercial loan in renegotiation. During second quarter 2000, the Company reduced interest rates on certain commercial loans to national prime rate, currently 9 1/2 percent. The Company identified these loans as troubled debt restructurings and reported $9.3 million as restructured loans at June 30, 2000. Cross-border nonaccrual loans at June 30, 2000 of $4.3 million did not change from December 31, 1999 levels. The decrease in foreclosed assets during 2000 was primarily attributable to the sale of the larger foreclosed assets. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

      Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at June 30, 2000 and December 31, 1999 that are not classified as nonaccrual totaled $4.0 million and $2.7 million, respectively. The increase in accruing loans past due 90 days or more at June 30, 2000 as compared to the year ended December 31, 1999 is partly attributable to the addition of a $1.4 million commercial loan. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at June 30, 2000 increased to 2.10% from 1.23% at December 31, 1999 due to the increase in nonperforming and past due commercial loans.

      An analysis of the components of nonperforming assets follows (dollars in thousands):

                                                    JUNE 30,      DECEMBER 31,
                                                      2000            1999
                                                  ------------    ------------
                                                           (UNAUDITED)

Nonaccrual Loans ................................ $     13,426    $      8,341
Restructured Loans ..............................        9,253            --
                                                  ------------    ------------
   Nonperforming Loans ..........................       22,679           8,341
Foreclosed Assets ...............................        4,806           5,958
                                                  ------------    ------------
   Total Nonperforming Assets ...................       27,485          14,299
Accruing Loans 90 Days or More Past Due .........        4,013           2,697
                                                  ------------    ------------
Nonperforming Loans as a % of Total Loans .......         1.52%           0.61%
Nonperforming Assets as a % of Total Loans and
   Foreclosed Assets ............................         1.83            1.04
Nonperforming Assets as a % of Total Assets .....         1.21            0.67
Nonperforming Assets Plus Accruing Loans 90 Days
   or More Past Due as a % of Total Loans and
   Foreclosed Assets ............................         2.10            1.23
                                                  ============    ============

      Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at June 30, 2000, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

      The allowance for loan losses at June 30, 2000 totaled $18.2 million, representing a net increase of $1.5 million or 9.1% compared to $16.7 million at December 31, 1999. The increase is primarily due to an increase in loans by 8.7% since December 31, 1999. Management believes that the allowance for loan losses at June 30, 2000 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                       ----------------------------    ----------------------------
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
                                                                                                (UNAUDITED)
Balance at Beginning of Period .....................................   $     17,666    $     13,673    $     16,711    $     13,236
Provision for Loan Losses ..........................................          2,325           1,499           4,494           2,822
Charge-Offs
   Commercial ......................................................          1,437             674           1,977           1,287
   Agricultural ....................................................              7            --                14               5
   Real Estate .....................................................             32              28             179              48
   Consumer ........................................................            382             281           1,017             639
                                                                       ------------    ------------    ------------    ------------
     Total Charge-Offs .............................................          1,858             983           3,187           1,979
                                                                       ------------    ------------    ------------    ------------
Recoveries
   Commercial ......................................................              5              22              37              63
   Agricultural ....................................................             25               2              26               5
   Real Estate .....................................................              4               2               9              12
   Consumer ........................................................             72              46             149             102
                                                                       ------------    ------------    ------------    ------------
     Total Recoveries ..............................................            106              72             221             182
                                                                       ------------    ------------    ------------    ------------
Net Charge-Offs ....................................................          1,752             911           2,966           1,797
                                                                       ------------    ------------    ------------    ------------
Balance at End of Period ...........................................   $     18,239    $     14,261    $     18,239    $     14,261
                                                                       ============    ============    ============    ============
Ratio of Allowance for Loan Losses to
   Loans Outstanding, Net of Unearned Discount .....................           1.22%           1.21%           1.22%           1.21%
Ratio of Allowance for Loan Losses to
   Nonperforming Loans .............................................          80.42          219.06           80.42          219.06
Ratio of Net Charge-Offs to Average Total
   Loans Outstanding, Net of Unearned Discount .....................           0.48            0.31            0.42            0.32
                                                                       ============    ============    ============    ============

PREMISES AND EQUIPMENT, NET

      Premises and equipment of $77.6 million at June 30, 2000 increased $2.0 million or 2.7% compared to $75.6 million at December 31, 1999. The increase for the six months ended June 30, 2000 resulted primarily from additions in computer equipment and software, including equipment for the new check imaging system, and the completion of two new branch locations.

GOODWILL AND IDENTIFIABLE INTANGIBLES

      Intangibles of $42.6 million at June 30, 2000 decreased $2.2 million or 4.9% compared to $44.8 million at December 31, 1999. The net decrease for the six months ended June 30, 2000 is attributable to amortization of existing intangibles.

DEPOSITS

      Total deposits of $2.0 billion at June 30, 2000 increased $92.0 million or 4.9% compared to December 31, 1999 levels of $1.9 billion. The increase in total deposits for the six months ended June 30, 2000 is primarily attributable to growth in the volume of business conducted by the Company and the vitality of the Rio Grande Valley economy. The following table presents the composition of total deposits (dollars in thousands):

                                               JUNE 30,        DECEMBER 31,
                                                 2000             1999
                                            ---------------   ---------------
                                                       (UNAUDITED)
Demand Deposits
   Commercial and Individual ............   $       284,653   $       277,729
   Public Funds .........................             6,519             8,137
                                            ---------------   ---------------
     Total Demand Deposits ..............           291,172           285,866
                                            ---------------   ---------------
Interest-Bearing Deposits
   Savings
     Commercial and Individual ..........           121,732           118,512
     Public Funds .......................               278               246
   Money Market Checking and Savings
     Commercial and Individual ..........           314,526           298,668
     Public Funds .......................            66,618            78,791
   Time Deposits
     Commercial and Individual ..........           844,826           800,934
     Public Funds .......................           338,161           302,329
                                            ---------------   ---------------
     Total Interest-Bearing Deposits ....         1,686,141         1,599,480
                                            ---------------   ---------------
       Total Deposits ...................   $     1,977,313   $     1,885,346
                                            ===============   ===============

OTHER BORROWED MONEY

      The components of other borrowed money are as follows (dollars in thousands):

                                              JUNE 30,        DECEMBER 31,
                                                2000              1999
                                           ---------------   ---------------
                                                      (UNAUDITED)
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements ....... $        15,938   $        34,608
Federal Home Loan Bank Advances ..........          55,000              --
                                           ---------------   ---------------
  Total Borrowed Money ................... $        70,938   $        34,608
                                           ===============   ===============

      At June 30, 2000, the Company had lines of credit totaling $30.0 million with correspondent banks for short-term liquidity needs.

SHAREHOLDERS' EQUITY

      Shareholders' equity increased by $11.2 million, or 5.9% during the six months ended June 30, 2000 due to comprehensive income of $13.9 million less cash dividends of $4.1 million. Comprehensive income for the period included net income of $16.9 million and unrealized loss on securities available for sale, net of tax, of $2.9 million.

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

                                                                              JUNE 30, 2000                   DECEMBER 31, 1999
                                                                        ---------------------------      --------------------------
                                                                          AMOUNT           RATIO           AMOUNT          RATIO
                                                                        -----------     -----------      -----------    -----------
                                                                                (UNAUDITED)
Total Shareholders' Equity before unrealized
   gains or losses on Securities Available for Sale ................    $   215,768                      $   201,636
Less Goodwill and Other Deductions .................................        (42,597)                         (44,796)
                                                                        -----------     -----------      -----------    -----------
Total Tier I Capital ...............................................        173,171                          156,840
Total Tier II Capital ..............................................         18,239                           16,711
                                                                        -----------     -----------      -----------    -----------
Total Qualifying Capital ...........................................    $   191,410                      $   173,551
                                                                        ===========     ===========      ===========    ===========
Total Risk-Based Capital ...........................................    $   191,410           12.00%     $   173,551          11.94%
Total Risk-Based Capital Minimum ...................................        127,624            8.00          116,313           8.00
                                                                        -----------     -----------      -----------    -----------
Tier I Risk-Based Capital ..........................................        173,171           10.86          156,840          10.79
Tier I Risk-Based Capital Minimum ..................................         63,812            4.00           58,157           4.00
                                                                        -----------     -----------      -----------    -----------
Tier I Leverage Capital ............................................        173,171            7.78          156,840           7.58
Tier I Leverage Capital Minimum ....................................         89,021            4.00           82,777           4.00
                                                                        ===========     ===========      ===========    ===========

      At June 30, 2000, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

      Net income available for common shareholders was $8.5 million and $7.5 million and earnings per diluted common share were $0.58 and $0.51 for the three months ended June 30, 2000 and 1999, respectively. Net income increased due to sustained loan growth. Return on assets averaged 1.53% and 1.63% while return on shareholders' equity averaged 17.48% and 16.29% for the three months ended June 30, 2000 and 1999, respectively.

      For the six months ended June 30, 2000, net income available for common shareholders was $16.9 million compared to $14.5 million for the same period in 1999, representing an increase of $2.4 million or 16.4%. Earnings per diluted common share were $1.15 and $0.99, respectively, for the six months ended June 30, 2000 and 1999. Return on assets averaged 1.54% and return on shareholders' equity averaged 17.61% for the six months ended June 30, 2000 compared to 1.62% and 16.10%, respectively, for the same period in 1999.

INTEREST INCOME

      Total interest income for the three months ended June 30, 2000 was $44.7 million, an increase of $10.1 million or 29.2% from the three months ended June 30, 1999. For the six months ended June 30, 2000, interest income was $86.7 million, a $19.1 million or 28.2% increase from the same period in 1999. This increase in interest income is due to a $363.7 million or 21.7% increase in average earning assets to $2.0 billion for the three months ended June 30, 2000 from the same period last year. Average earning assets increased by $352.8 million or 21.5% to $2.0 billion for the six months ended June 30, 2000.

      Interest income on loans increased $8.8 million or 32.4% to $35.8 million for the three months ended June 30, 2000. A $306.1 million or 26.3% increase in average loans outstanding over the same period in 1999 propelled this increase. Interest income on securities increased to $8.6 million, a $1.4 million increase from the prior comparable period. This increase was attributable to a $67.8 million increase in average securities, up 14.0% when compared to the three months ended June 30, 1999.

      For the six months ended June 30, 2000, interest income on loans increased 31.3% to $69.4 million, up from $52.8 million for the same period in 1999. Interest income on securities increased to $16.9 million, an increase of $2.8 million or 20.1% from the prior period. These gains were principally related to an increase of average earning assets to $2.0 billion for the six months ended June 30, 2000, an increase of 21.5% from the same period last year.

INTEREST EXPENSE

      Interest expense on deposits and other borrowings increased to $20.8 million for the three months ended June 30, 2000 compared to $14.9 million for the same period in 1999. For the six months ended June 30, 2000, interest expense of deposits and other borrowings was $39.6 million compared to $29.2 million for the same period in 1999. The increase in interest expense was attributable to a $335.6 million and $327.1 million increase in average interest-bearing liabilities from the three and six month comparable period, respectively.

NET INTEREST INCOME

      Net interest income, reported on a tax equivalent basis, was $24.3 million for the three months ended June 30, 2000, compared with $20.1 million for the same period in 1999, an increase of $4.2 million or 20.7%. For the six months ended June 30, 1999, net interest income increased $8.8 million or 22.4% to $47.9 million from $39.1 million for the same period in 1999. The increase in net interest income during the three and six months ended June 30, 2000 was largely due to growth in average interest-earning assets, primarily loans.

      The net interest margin was 4.78% for the three months ended June 30, 2000, compared with 4.81% for the same period in 1999. This decrease was attributable to a fifty-six basis point increase in the cost of average interest-bearing liabilities to 4.82%, up from 4.26% for the same period last year. This was partially offset by an increase in the yield on average interest-earning assets by fifty-two basis points to 8.89% for the three months ended June 30, 2000. The net interest margin was 4.83% for the six months ended June 30, 2000, up from 4.81% for the same period in 1999. This increase was attributable to a forty-three basis point increase in the yield on average interest-earning assets of 8.83%, up from 8.40% for the same period last year. The cost of interest-bearing liabilities also increased by forty basis points to 4.69% for the six months ended June 30, 2000.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change". It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change". The following tables present for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2000 and 1999 (dollars in thousands):

                                                                              THREE MONTHS ENDED
                                       --------------------------------------------------------------------------------------------
                                                       JUNE 30, 2000                                   JUNE 30, 1999
                                       ----------------------------------------------    ------------------------------------------
                                         AVERAGE                            YIELD/         AVERAGE                        YIELD/
TAXABLE-EQUIVALENT BASIS (1)             BALANCE          INTEREST         RATE (2)        BALANCE        INTEREST       RATE (2)
                                       ------------     ------------     ------------    ------------   ------------   ------------
                                                                                 (UNAUDITED)
Assets
   Interest-Earning Assets
     Loans
       Commercial .................... $    509,145     $     12,136             9.59%   $    418,128   $      9,221           8.85%
       Real Estate ...................      825,971           20,190             9.83         619,561         14,587           9.44
       Consumer ......................      136,294            3,600            10.62         127,597          3,375          10.61
                                       ------------     ------------     ------------    ------------   ------------   ------------
         Total Loans .................    1,471,410           35,926             9.82       1,165,286         27,183           9.36
                                       ------------     ------------     ------------    ------------   ------------   ------------
     Securities (3)
       Taxable .......................      503,147            8,003             6.40         440,068          6,689           6.10
       Tax-Exempt ....................       48,240              897             7.48          43,556            765           7.04
                                       ------------     ------------     ------------    ------------   ------------   ------------
         Total Securities ............      551,387            8,900             6.49         483,624          7,454           6.18
                                       ------------     ------------     ------------    ------------   ------------   ------------
     Time Deposits ...................        3,991               62             6.25             355              4           4.52
     Federal Funds Sold ..............       13,462              203             6.06          27,245            324           4.77
                                       ------------     ------------     ------------    ------------   ------------   ------------
       Total Interest-Earning Assets .    2,040,250           45,091             8.89%      1,676,510         34,965           8.37%
                                       ------------     ------------     ------------    ------------   ------------   ------------
   Cash and Due from Banks ...........       62,437                                            54,891
   Premises and Equipment, Net .......       76,772                                            69,613
   Other Assets ......................       85,548                                            51,507
   Allowance for Loan Losses .........      (18,260)                                          (14,193)
                                       ------------     ------------     ------------    ------------   ------------   ------------
     Total Assets .................... $  2,246,747                                      $  1,838,328
                                       ============     ============     ============    ============   ============   ============
Liabilities
   Interest-Bearing Liabilities
     Savings ......................... $    122,596     $        671             2.20%   $    111,935   $        622           2.23%
     Money Market Checking
       And Savings ...................      392,048            2,987             3.06         297,491          2,078           2.80
     Time Deposits ...................    1,181,528           16,571             5.64         981,061         12,054           4.93
                                       ------------     ------------     ------------    ------------   ------------   ------------
       Total Savings and
         Time Deposits ...............    1,696,172           20,229             4.80       1,390,487         14,754           4.26
                                       ------------     ------------     ------------    ------------   ------------   ------------
       Other Borrowed Money ..........       40,225              589             5.89          10,345            108           4.19
                                       ------------     ------------     ------------    ------------   ------------   ------------
       Total Interest-Bearing
         Liabilities .................    1,736,397           20,818             4.82%      1,400,832         14,862           4.26%
                                       ------------     ------------     ------------    ------------   ------------   ------------
   Demand Deposits ...................      299,029                                           246,995
   Other Liabilities .................       15,278                                             6,648
                                       ------------     ------------     ------------    ------------   ------------   ------------
     Total Liabilities ...............    2,050,704                                         1,654,475
                                       ------------     ------------     ------------    ------------   ------------   ------------
   Shareholders' Equity ..............      196,043                                           183,853
                                       ------------     ------------     ------------    ------------   ------------   ------------
     Total Liabilities and
       Shareholders' Equity .......... $  2,246,747                                      $  1,838,328
                                       ============     ============     ============    ============   ============   ============
Net Interest Income ..................                  $     24,273                                    $     20,103
                                       ============     ============     ============    ============   ============   ============
Net Yield on Total Interest
   Earning Assets ....................                                           4.78%                                         4.81%
                                       ============     ============     ============    ============   ============   ============

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).
(2) Annualized.
(3) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

                                                                              SIX MONTHS ENDED
                                         --------------------------------------------------------------------------------------
                                                        JUNE 30, 2000                                JUNE 30, 1999
                                         -------------------------------------------    ---------------------------------------
                                           AVERAGE                          YIELD/        AVERAGE                      YIELD/
TAXABLE-EQUIVALENT BASIS (1)               BALANCE        INTEREST         RATE (2)       BALANCE      INTEREST       RATE (2)
                                         -----------     -----------     -----------    -----------   -----------   -----------
                                                                                 (UNAUDITED)
Assets
   Interest-Earning Assets
     Loans
       Commercial ...................... $   496,659     $    23,568            9.54%   $   409,255   $    18,129          8.93%
       Real Estate .....................     801,293          38,755            9.73        605,956        28,444          9.47
       Consumer ........................     139,056           7,282           10.53        125,060         6,510         10.50
                                         -----------     -----------     -----------    -----------   -----------   -----------
         Total Loans ...................   1,437,008          69,605            9.74      1,140,271        53,083          9.39
                                         -----------     -----------     -----------    -----------   -----------   -----------
     Securities (3)
       Taxable .........................     496,002          15,727            6.38        429,148        13,076          6.14
       Tax-Exempt ......................      48,225           1,786            7.45         43,055         1,496          7.01
                                         -----------     -----------     -----------    -----------   -----------   -----------
         Total Securities ..............     544,227          17,513            6.47        472,203        14,572          6.22
                                         -----------     -----------     -----------    -----------   -----------   -----------
     Time Deposits .....................       4,329             131            6.09            357             9          5.08
     Federal Funds Sold ................       8,016             242            6.07         27,989           663          4.78
                                         -----------     -----------     -----------    -----------   -----------   -----------
       Total Interest-Earning Assets ...   1,993,580          87,491            8.83%     1,640,820        68,327          8.40%
                                         -----------     -----------     -----------    -----------   -----------   -----------
   Cash and Due from Banks .............      64,510                                         56,727
   Premises and Equipment, Net .........      76,385                                         69,714
   Other Assets ........................      84,768                                         54,708
   Allowance for Loan Losses ...........     (17,947)                                       (13,821)
                                         -----------     -----------     -----------    -----------   -----------   -----------
     Total Assets ...................... $ 2,201,296                                    $ 1,808,148
                                         ===========     ===========     ===========    ===========   ===========   ===========
Liabilities
   Interest-Bearing Liabilities
     Savings ........................... $   121,743     $     1,334            2.20%   $   110,657   $     1,233          2.25%
     Money Market Checking
       And Savings .....................     391,340           5,894            3.03        298,852         4,218          2.85
     Time Deposits .....................   1,155,930          31,527            5.48        954,227        23,572          4.98
                                         -----------     -----------     -----------    -----------   -----------   -----------
       Total Savings and
         Time Deposits .................   1,669,013          38,755            4.67      1,363,736        29,023          4.29
                                         -----------     -----------     -----------    -----------   -----------   -----------
     Other Borrowed Money ..............      31,142             875            5.65          9,346           201          4.34
                                         -----------     -----------     -----------    -----------   -----------   -----------
       Total Interest-Bearing
         Liabilities ...................   1,700,155          39,630            4.69%     1,373,082        29,224          4.29%
                                         -----------     -----------     -----------    -----------   -----------   -----------
   Demand Deposits .....................     293,982                                        242,421
   Other Liabilities ...................      14,211                                         10,776
                                         -----------     -----------     -----------    -----------   -----------   -----------
     Total Liabilities .................   2,008,348                                      1,626,279
                                         -----------     -----------     -----------    -----------   -----------   -----------
   Shareholders' Equity ................     192,948                                        181,869
                                         -----------     -----------     -----------    -----------   -----------   -----------
     Total Liabilities and
       Shareholders' Equity ............ $ 2,201,296                                    $ 1,808,148
                                         ===========     ===========     ===========    ===========   ===========   ===========
Net Interest Income ....................                 $    47,861                                  $    39,103
                                         ===========     ===========     ===========    ===========   ===========   ===========
Net Yield on Total Interest
   Earning Assets ......................                                        4.83%                                      4.81%
                                         ===========     ===========     ===========    ===========   ===========   ===========

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).
(2) Annualized.
(3) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

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

                                                THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                                   2000 COMPARED TO 1999                           2000 COMPARED TO 1999
                                       --------------------------------------------    --------------------------------------------
                                                     DUE TO CHANGE IN                                DUE TO CHANGE IN
                                          NET      --------------------      RATE/       NET       --------------------      RATE/
TAXABLE-EQUIVALENT BASIS (1)            CHANGE      VOLUME       RATE       VOLUME      CHANGE      VOLUME       RATE       VOLUME
                                       --------    --------    --------    --------    --------    --------    --------    --------
                                                                                (UNAUDITED)
Interest Income
   Loans ...........................   $  8,743    $  7,047    $  1,343    $    353    $ 16,522    $ 14,000    $  2,001    $    521
   Securities
     Taxable .......................      1,314         938         329          47       2,651       2,079         495          77
     Tax-Exempt ....................        132          80          47           5         290         185          94          11
   Time Deposits in Bank ...........         58          40           2          16         122         100           2          20
   Federal Funds Sold ..............       (121)       (165)         88         (44)       (421)       (472)        180        (129)
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Total Interest Income .........     10,126       7,940       1,809         377      19,164      15,892       2,772         500
                                       --------    --------    --------    --------    --------    --------    --------    --------
Interest Expense
   Deposits ........................      5,475       3,194       1,870         411       9,732       6,595       2,563         574
   Other Borrowed Money ............        481         311          44         126         674         471          61         142
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Total Interest Expense ........      5,956       3,505       1,914         537      10,406       7,066       2,624         716
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net Interest Income Before
   Allocation of Rate/Volume .......      4,170       4,435        (105)       (160)      8,758       8,826         148        (216)
Allocation of Rate/Volume ..........       --           654        (814)        160        --           948      (1,164)        216
                                       --------    --------    --------    --------    --------    --------    --------    --------
Changes in Net Interest Income .....   $  4,170    $  5,089    $   (919)   $   --      $  8,758    $  9,774    $ (1,016)   $   --
                                       ========    ========    ========    ========    ========    ========    ========    ========

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 2000 and 1999).

PROVISION FOR LOAN LOSSES

      The Company recorded a provision for loan losses of $2.3 million for the three months ended June 30, 2000, compared to $1.5 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company recorded a provision for loan losses of $4.5 million compared to $2.8 million for the same period in 1999. The provision for loan losses reflected an increase of $826,000 or 55.1% for the three months ended June 30, 2000 and an increase of $1.7 million or 59.2% for the six months ended June 30, 2000 compared to the same period in 1999 necessary to maintain the total allowance for loan losses at an adequate level consistent with the Company's methodology. The increase resulted primarily from an increase in impaired loans, as well as management's evaluation of the specific reserve related to these loans. The specific reserve on impaired loans increased by $2.3 million and $2.5 million during the three and six months ending June 30, 2000.

      Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate. Management bases its decision on many factors which include historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, and general economic conditions, particularly as they relate to the Company's lending area. See "Allowance for Loan Losses."

NONINTEREST INCOME

      The Company's primary sources of Noninterest Income are service charges on deposit accounts and other banking service related fees. Noninterest Income totaled $5.4 million for the three months ended June 30, 2000 compared to $4.2 million for 1999. Excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale, Noninterest Income increased $1.2 million or 28.7% from 1999. For the six months ended June 30, 2000, Noninterest Income totaled $10.6 million, up from $8.4 million for the same period in 1999. Noninterest Income for the six months ended June 30, 2000, excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale increased $2.3 million or 27.0% over the same period in 1999. The Noninterest Income growth in the three and six months ended June 30, 2000 compared to the same prior period in 1999 resulted primarily from the increased volume of business conducted by the Company and, in part, because of the Harlingen Bancshares, Inc. acquisition in fourth quarter 1999.

      Total Service Charges of $3.6 million for the three months ended June 30, 2000 increased $675,000 or 23.4% compared to $2.9 million for the same period in 1999. Total Service Charges were $7.3 million for the six months ended June 30, 2000 compared to $5.7 million for the same period in 1999. The increase in Total Service Charges is attributable to increased account transaction fees generated by deposit growth experienced by the Company.

      Trust Service Fees of $589,000 for the three months ended June 30, 2000 increased $94,000 or 19.0% compared to $495,000 for comparable prior year period. Trust Service Fees were $1.1 million for the six months ended June 30, 2000 compared to $976,000 for the same period in 1999. The increase in Trust Service Fees is attributable to an increase in the number of trust accounts managed, as well as an increase in fees effective April 1, 2000. The fair market value of assets managed at June 30, 2000 was $374.7 million compared to $360.4 million at the end of the first quarter and $338.4 million a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

      There were no Net Realized Gains (Losses) on Sales of Securities Available for Sale for the three months ended June 30, 2000 compared to $1,000 net losses for 1999. In addition, there were no Net Realized Gains (Losses) on Sales of Securities Available for Sale for the six months ended June 30, 2000 compared to $1,000 net losses for the same period in 1999. Market opportunities to realize bond profits were limited as bond prices generally fell during the six months ended June 30, 1999 and 2000. Unrealized holding losses on securities available for sale totaled $25.4 million at June 30, 2000. (see "Shareholders' Equity").

      Data Processing Service Fees of $687,000 for the three months ended June 30, 2000 increased $169,000 or 32.6% compared to $518,000 for the same period last year. During the six months ended June 30, 2000, data processing fees increased $258,000 or 25.5% to $1.3 million compared to $1.0 million during the same period in 1999. This increase arose from the acquisition of one additional data processing client during second quarter 1999 and one during second quarter 2000. Furthermore, increased utilization of services was provided to existing clients. The number of data processing clients as of June 30, 2000 and 1999 was 8 and 7, respectively.

      Other Operating Income of $566,000 for the three months ended June 30, 2000 increased $267,000 or 89.3% compared to $299,000 for the same 1999 period. During the six months ended June 30, 2000, Other Operating Income increased $349,000 or 52.5% to $1.0 million compared to $665,000 during the same period in 1999. The increase in Other Operating Income during the three and six months ended June 30, 2000 was primarily attributable to a $167,000 gain on the sale of land during second quarter 2000. In addition, income from the Rabbi Trust increased by $79,000 and $113,000 during the three and six months ending June 30, 2000, respectively. The Rabbi Trust was set up to provide funding for the Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company.

NONINTEREST EXPENSE

      Noninterest Expense of $13.6 million for the three months ended June 30, 2000 increased $2.6 million or 24.2% compared to $10.9 million for 1999. For the six months ended June 30, 2000, noninterest expense totaled $26.8 million, an increase of $5.4 million or 25.0%, from $21.5 million for the same period in 1999. The efficiency ratio of expense to total revenue was 44.18% for the three months ended June 30, 2000 compared to 44.51% for the same period in 1999. For the six months ended June 30, 2000, the efficiency ratio was 45.05%, up from 44.80% for 1999. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities). The increase results primarily from higher personnel costs due to an increase in the number of employees since 1999.

      Salaries and Employee Benefits, the largest category of Noninterest Expense, of $6.1 million for the three months ended June 30, 2000 increased $598,000 or 10.8% compared to the same period last year of $5.6 million. Salary and Employee Benefits for the six months ended June 30, 2000 was $12.8 million, an increase of $2.3 million or 21.8% from the same period in 1999. The increase in 2000 over 1999 reflects increases in base salaries and higher levels of staff, including the staff acquired as a result of the Harlingen Bancshares, Inc. acquisition. The number of full-time equivalent employees of 927 at June 30, 2000 increased 20.4% from 770 at June 30, 1999. Salaries and Employee Benefits averaged 1.10% of average assets for the three months ended June 30, 2000 compared to 1.21% for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, Salaries and Employee Benefits averaged 1.17% of assets.

      Net Occupancy Expense of $1.0 million for the three months ended June 30, 2000 increased $37,000 or 3.7% compared to $1.0 million for 1999. For the six months ended June 30, 2000, Net Occupancy Expense increased $8,000 or 0.4% from the same period a year ago to $2.0 million. Although occupancy expenses increased primarily with the acquisition of Harlingen Bancshares, Inc. during fourth quarter 1999, the increase was offset by increased rental income generated from the corporate headquarters building in McAllen, Texas.

      Equipment Expense of $1.6 million for the three months ended June 30, 2000 increased $322,000 or 26.2% compared to $1.2 million for 1999. During the six months ended June 30, 2000, Equipment Expense totaled $3.0 million, an increase of $526,000 or 21.5% over the same period in 1999. Depreciation and other equipment expenses associated with a 11.5% increase in premises and equipment since 1999, partly attributable to the Harlingen Bancshares, Inc. acquisition, contributed to the increase in Equipment Expense for the three and six months ended June 30, 2000.

      Other Real Estate Expense, Net, includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net of $451,000 for the three months ended June 30, 2000 increased $348,000 or 337.9% compared to $103,000 for the three months ended June 30, 1999. The net increase during second quarter 2000 is primarily attributable to a $410,000 write down on a foreclosed property. Other Real Estate Expense, Net increased $286,000 or 145.9% to $482,000 expense for the six months ended June 30, 2000 compared to the same period in 1999. During the six months ended June 30, 2000, the net increase resulting from the $410,000 write down was partially offset by a decrease in other real estate expenses by $158,000. The primarily reason for the decrease in other real estate expenses is attributable to the sale of a large foreclosed property in March 1999 with other real estate expenses totaling $183,000 for the six months ended June 30, 1999. Management is actively seeking buyers for all Other Real Estate.

       Amortization of Goodwill and Identifiable Intangibles of $1.1 million for the three months ended June 30, 2000 increased $429,000 or 63.2% compared to $679,000 for the same period in 1999. For the six months ended June 30, 2000, Amortization of Goodwill and Identifiable Intangibles totaled $2.3 million, an increase of $894,000 or 65.8% from the same period in 1999. The increase in Amortization of Goodwill and Identifiable Intangibles during the three and six months ended June 30, 2000 was due to the amortization of $21.0 million of goodwill and other intangibles added during fourth quarter 1999 with the Harlingen Bancshares, Inc. acquisition.

      A detailed summary of Noninterest Expense follows (dollars in thousands):

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30,                              JUNE 30,
                                                           ----------------------------------    ----------------------------------
                                                                 2000              1999               2000               1999
                                                           ---------------    ---------------    ---------------    ---------------
                                                                                        (UNAUDITED)
Salaries and Wages ....................................... $         4,981    $         4,491    $        10,253    $         8,364
Employee Benefits ........................................           1,168              1,060              2,555              2,154
                                                           ---------------    ---------------    ---------------    ---------------
   Total Salaries and Employee Benefits ..................           6,149              5,551             12,808             10,518
                                                           ---------------    ---------------    ---------------    ---------------
Net Occupancy Expense ....................................           1,045              1,008              2,001              1,993
                                                           ---------------    ---------------    ---------------    ---------------
Equipment Expense ........................................           1,550              1,228              2,977              2,451
                                                           ---------------    ---------------    ---------------    ---------------
Other Real Estate Expense, Net
   Rent Income ...........................................             (81)              (129)              (241)              (183)
   (Gain) Loss on Sale ...................................             (34)                35                (77)              (172)
   Expenses ..............................................             144                196                378                536
   Write-Downs ...........................................             422                  1                422                 15
                                                           ---------------    ---------------    ---------------    ---------------
     Total Other Real Estate Expense, Net ................             451                103                482                196
                                                           ---------------    ---------------    ---------------    ---------------
Amortization of Goodwill and Identifiable Intangibles ....           1,108                679              2,253              1,359
                                                           ---------------    ---------------    ---------------    ---------------
Other Noninterest Expense
   Advertising and Public Relations ......................             386                246                969                550
   Data Processing and Check Clearing ....................             480                333                915                696
   Director Fees .........................................              61                102                159                181
   Franchise Tax .........................................             108                103                (94)               225
   Insurance .............................................             115                 67                188                168
   FDIC Insurance ........................................              97                 45                193                 91
   Legal .................................................             170                154                338                295
   Professional Fees .....................................             293                213                628                496
   Postage, Delivery and Freight .........................             264                221                542                457
   Printing, Stationery and Supplies .....................             427                342                913                714
   Telephone .............................................             190                131                372                273
   Other Losses ..........................................             255                 81                350                170
   Miscellaneous Expense .................................             412                312                830                625
                                                           ---------------    ---------------    ---------------    ---------------
     Total Other Noninterest Expense .....................           3,258              2,350              6,303              4,941
                                                           ---------------    ---------------    ---------------    ---------------
Total Noninterest Expense ................................ $        13,561    $        10,919    $        26,824    $        21,458
                                                           ===============    ===============    ===============    ===============

      Professional Fees for the three months ended June 30, 2000 of $293,000 increased by $80,000 or 37.6% compared to $213,000 during the same period in 1999. For the six months ended June 30, 2000, Professional Fees increased by $132,000 or 26.6% to $628,000 compared to the same period in 1999. The increase was primarily attributable to consultation fees relating to the implementation of the check imaging system and the new call center.

INCOME TAX EXPENSE

      The Company recorded income tax expense of $4.9 million for the three months ended June 30, 2000 compared to $4.0 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, the provision for income taxes was $9.4 million, an increase of $1.5 million or 19.2% from $7.9 million provided for the same period in 1999. The increase in income tax expense is due primarily to an increased level of pretax income during first quarter 2000.

CAPITAL AND LIQUIDITY

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2000, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.00%, a Tier I risk-based capital ratio of 10.86%, and a leverage ratio of 7.78%.

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

      Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At June 30, 2000, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, was 29.8% compared to 31.5% at June 30, 1999.

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

      During the six months ended June 30, 2000, funds for $39.4 million of securities purchases and $118.6 million of net loan growth came from various sources, including a net increase in deposits of $92.0 million, $36.3 in net increase in other borrowed money and $12.4 million in proceeds from maturing securities and $16.9 million of net income.

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

      In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a "driver" and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The following table summarizes the simulated change in net interest income over a 12-month period as of June 30, 2000 and December 31, 1999 (dollars in thousands):

                                                INCREASE (DECREASE) IN
                                                  NET INTEREST INCOME
CHANGES IN INTEREST       ESTIMATED NET       ---------------------------
RATES (BASIS POINTS)     INTEREST INCOME         AMOUNT        PERCENT
--------------------  ----------------------  -------------  ------------
                                (Unaudited)
June 30, 2000
  +100                              $108,376         $1,956           1.8%
    -                                106,420              -             -
  -100                               103,873         (2,547)         (2.4)
December 31, 1999
  +100                                99,136          1,189           1.2
    -                                 97,947              -             -
  -100                                95,954         (1,993)         (2.0)
--------------------  ----------------------  -------------  ------------

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders of the Corporation was held on April 24, 2000. The following matter was submitted to a vote of the Corporation's shareholders.

      Election of all eight director nominees was approved.

         ----------------------------------- -------------------- ------------------------- -------------------------
                      NOMINEE                  TOTAL VOTES FOR      TOTAL VOTES WITHHELD      TOTAL VOTES AGAINST
         ----------------------------------- -------------------- ------------------------- -------------------------
         Morris Atlas                            12,044,763               571,676                      -
         Frank N. Boggus                         12,066,728               549,711                      -
         Robert G. Farris                        12,067,428               549,011                      -
         C. Kenneth Landrum, M.D.                12,074,094               542,345                      -
         Glen E. Roney                           12,067,378               549,061                      -
         Julie G. Uhlhorn                        12,067,928               548,511                      -
         Jack Whetsel                            12,071,819               544,620                      -
         Mario Max Yzaguirre                     12,074,048               542,391                      -
         ----------------------------------- -------------------- ------------------------- -------------------------

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

    (1) Exhibits -- The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

        27 Financial Data Schedule

(b) Reports of Form 8-K

    No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months June 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TEXAS REGIONAL BANCSHARES, INC.
                                                                   (Registrant)

      August 1, 2000                                            /s/ G. E. Roney
--------------------                       -------------------------------------
                                                                  Glen E. Roney
                                               Chairman of the Board, President
                                                      & Chief Executive Officer

      August 1, 2000                                      /s/ R. T. Pigott, Jr.
--------------------                       -------------------------------------
                                                              R. T. Pigott, Jr.
                                                       Executive Vice President
                                                      & Chief Financial Officer