Form 10-Q
period 2000-09-30
TEXAS REGIONAL BANCSHARES INC
filed 2000-10-31
CIK 787648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                       or

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

There were 14,624,262 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of October 27, 2000.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets                              SEPTEMBER 30,    DECEMBER 31,
(Dollars in Thousands, Except Share Data)                    2000             1999
-------------------------------------------------------------------------------------
                                                         (Unaudited)
Assets
  Cash and Due From Banks ............................   $    55,703      $    66,819
  Time Deposits ......................................         3,810            5,077
-------------------------------------------------------------------------------------
   Total Cash and Cash Equivalents ...................        59,513           71,896
  Securities Available for Sale, at Fair Value .......       595,916          525,938
  Securities Held to Maturity, at Amortized Cost
    (Fair Value of $1,881 in 2000 and $8,071 in 1999).         1,846            8,010
  Loans, Net of Unearned Discount of $3,887 in 2000
    and $5,154 in 1999 ...............................     1,519,963        1,374,759
  Less: Allowance for Loan Losses ....................       (18,602)         (16,711)
-------------------------------------------------------------------------------------
   Net Loans .........................................     1,501,361        1,358,048
  Premises and Equipment .............................        76,885           75,583
  Accrued Interest Receivable ........................        23,686           19,869
  Other Real Estate ..................................         4,482            5,268
  Goodwill and Identifiable Intangibles ..............        41,497           44,796
  Other Assets .......................................        11,819           11,282
-------------------------------------------------------------------------------------
   Total Assets ......................................   $ 2,317,005      $ 2,120,690
-------------------------------------------------------------------------------------
Liabilities
  Deposits
   Demand ............................................   $   289,687      $   285,866
   Savings ...........................................       115,884          118,758
   Money Market Checking and Savings .................       477,069          377,458
   Time Deposits .....................................     1,181,521        1,103,264
-------------------------------------------------------------------------------------
    Total Deposits ...................................     2,064,161        1,885,346
  Other Borrowed Money ...............................        26,324           34,608
  Accounts Payable and Accrued Liabilities ...........        15,069           12,548
-------------------------------------------------------------------------------------
   Total Liabilities .................................     2,105,554        1,932,502
-------------------------------------------------------------------------------------
  Commitments and Contingencies
  Shareholders' Equity
   Preferred Stock; $1.00 Par Value, 10,000,000
    Shares Authorized; None Issued and Outstanding ...          --               --
   Common Stock - Class A; $1.00 Par Value,
    50,000,000 Shares Authorized;
    Issued and Outstanding 14,623,137 Shares in 2000
    and 14,524,739 Shares In 1999 ....................        14,623           14,525
   Paid-In Capital ...................................        90,131           88,834
   Retained Earnings .................................       117,960           98,277
   Accumulated Other Comprehensive Loss ..............       (11,263)         (13,448)
-------------------------------------------------------------------------------------
    Total Shareholders' Equity .......................       211,451          188,188
-------------------------------------------------------------------------------------
   Total Liabilities and Shareholders' Equity ........   $ 2,317,005      $ 2,120,690
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries                          THREE MONTHS                NINE MONTHS
Consolidated Statements of Income and Comprehensive Income            ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                   -----------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                         2000           1999           2000          1999
------------------------------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED)
Interest Income
   Loans, Including Fees ........................................  $  37,569      $  28,366      $ 106,961     $  81,206
   Securities
     Taxable ....................................................      8,053          6,753         23,780        19,829
     Tax-Exempt .................................................        602            515          1,771         1,511
   Time Deposits ................................................         62              4            193            13
   Federal Funds Sold ...........................................         50            124            292           787
------------------------------------------------------------------------------------------------------------------------
     Total Interest Income ......................................     46,336         35,762        132,997       103,346
------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Deposits .....................................................     21,626         15,127         60,381        44,150
   Other Borrowed Money .........................................        883            293          1,758           494
------------------------------------------------------------------------------------------------------------------------
     Total Interest Expense .....................................     22,509         15,420         62,139        44,644
------------------------------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for Loan Losses ............     23,827         20,342         70,858        58,702
Provision for Loan Losses .......................................      2,558          1,600          7,052         4,422
------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision for Loan Losses ..........     21,269         18,742         63,806        54,280
------------------------------------------------------------------------------------------------------------------------
Noninterest Income
   Service Charges on Deposit Accounts ..........................      3,008          2,469          8,665         6,851
   Other Service Charges ........................................        618            519          2,223         1,838
   Trust Service Fees ...........................................        592            480          1,656         1,456
   Net Realized Gains on Sales of
     Securities Available for Sale ..............................       --                2           --               1
   Data Processing Service Fees .................................        659            540          1,930         1,553
   Other Operating Income .......................................        385            275          1,399           939
------------------------------------------------------------------------------------------------------------------------
     Total Noninterest Income ...................................      5,262          4,285         15,873        12,638
------------------------------------------------------------------------------------------------------------------------
Noninterest Expense
   Salaries and Employee Benefits ...............................      6,591          5,433         19,399        15,951
   Net Occupancy Expense ........................................      1,017            848          3,018         2,841
   Equipment Expense ............................................      1,618          1,337          4,595         3,788
   Other Real Estate (Income) Expense, Net ......................         (9)            83            473           279
   Amortization of Goodwill and Identifiable Intangibles ........      1,108            680          3,361         2,039
   Other Noninterest Expense ....................................      3,007          2,267          9,310         7,208
------------------------------------------------------------------------------------------------------------------------
     Total Noninterest Expense ..................................     13,332         10,648         40,156        32,106
------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense ................................     13,199         12,379         39,523        34,812
Income Tax Expense ..............................................      4,281          4,365         13,713        12,281
------------------------------------------------------------------------------------------------------------------------
Net Income ......................................................      8,918          8,014         25,810        22,531
Other Comprehensive Income (Loss), Net of Tax
   Unrealized Gains (Losses) on Securities Available for Sale
     Unrealized Holding Gains (Losses) Arising During Period ....      5,128         (2,548)         2,185       (10,696)
     Less: Reclassification Adjustment for Gains
       Included in Net Income ...................................       --                1           --               1
------------------------------------------------------------------------------------------------------------------------
        Total Other Comprehensive Income (Loss) .................      5,128         (2,549)         2,185       (10,697)
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income ............................................  $  14,046      $   5,465      $  27,995     $  11,834
------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share
   Basic ........................................................  $    0.61      $    0.56      $    1.77     $    1.56
   Diluted ......................................................       0.61           0.55           1.76          1.54
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                                  ACCUMULATED
Texas Regional Bancshares, Inc. and Subsidiaries                                                     OTHER
Consolidated Statements of Changes                      COMMON                                   COMPREHENSIVE     TOTAL
In Shareholders' Equity                                 STOCK -        PAID-IN       RETAINED        INCOME     SHAREHOLDERS'
(Dollars in Thousands)                                  CLASS A        CAPITAL       EARNINGS        (LOSS)        EQUITY
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
 Nine Months Ended September 30, 1999
   Balance, Beginning of Period .....................  $  14,405      $  87,396     $  74,864      $     609      $ 177,274
   Net Income .......................................       --             --          22,531           --           22,531
   Unrealized Loss on Securities,
     Net of Tax and Reclassification Adjustment .....       --             --            --          (10,697)       (10,697)
---------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income .....................       --             --          22,531        (10,697)        11,834
---------------------------------------------------------------------------------------------------------------------------
   Exercise of Stock Options, 1,000 Shares of
      Class A Common Stock ..........................          1             10          --             --               11
   Tax Effect of Nonqualified Stock Options
      Exercised .....................................       --                5          --             --                5
   Class A Common Stock Cash Dividends ..............       --               --        (5,404)          --           (5,404)
---------------------------------------------------------------------------------------------------------------------------
   Balance, End of Period ...........................  $  14,406      $  87,411     $  91,991      $ (10,088)     $ 183,720
---------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2000
   Balance, Beginning of Period .....................  $  14,525      $  88,834     $  98,277      $ (13,448)     $ 188,188
   Net Income .......................................       --             --          25,810           --           25,810
   Unrealized Gains on Securities,
     Net of Tax and Reclassification Adjustment .....       --             --            --            2,185          2,185
---------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income .....................       --             --          25,810          2,185         27,995
---------------------------------------------------------------------------------------------------------------------------
   Exercise of Stock Options, 98,398 Shares of
     Class A Common Stock ...........................         98            705          --             --              803
   Tax Effect of Nonqualified Stock Options
      Exercised .....................................       --              592          --             --              592
   Class A Common Stock Cash Dividends ..............       --             --          (6,127)          --           (6,127)
---------------------------------------------------------------------------------------------------------------------------
   Balance, End of Period ...........................  $  14,623      $  90,131     $ 117,960      $ (11,263)     $ 211,451
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                        NINE MONTHS
Texas Regional Bancshares, Inc. and Subsidiaries                                    ENDED SEPTEMBER 30,
Consolidated Statements of Cash Flows                                            ------------------------
(Dollars in Thousands)                                                           2000             1999
---------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Cash Flows from Operating Activities
   Net Income ..............................................................     $  25,810      $  22,531
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
        Depreciation, Amortization and Accretion, Net ......................         7,700          6,234
        Provision for Loan Losses ..........................................         7,052          4,422
        Provision for Estimated Losses on Other Real Estate and Other Assets           425             16
        Gain on Sale of Securities Available for Sale ......................          --               (1)
        (Gain) Loss on Sale of Other Assets ................................           (28)            37
        Gain on Sale of Other Real Estate ..................................          (121)          (152)
        Gain on Sale of Premises and Equipment .............................          (174)           (39)
        (Increase) Decrease in Deferred Income Tax Asset ...................        (1,948)         3,155
        Decrease in Deferred Income Tax Liability ..........................          --           (4,487)
        Increase in Accrued Interest Receivable and Other Assets ...........        (4,052)        (3,360)
        Increase in Accounts Payable and Accrued Liabilities ...............         3,075          1,276
---------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities ..................................        37,739         29,632
---------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Proceeds from Sales of Securities Available for Sale ....................          --           27,041
   Proceeds from Maturing Securities Available for Sale ....................        15,048        111,055
   Purchases of Securities Available for Sale ..............................       (81,738)      (164,986)
   Proceeds from Maturing Securities Held to Maturity ......................         6,140          6,300
   Proceeds from Sale of Loans .............................................         1,347          1,134
   Purchases of Loans ......................................................        (2,958)        (2,958)
   Loan Originations and Advances, Net .....................................      (150,179)      (142,605)
   Recoveries of Charged-Off Loans .........................................           336            497
   Proceeds from Sale of Premises and Equipment ............................           184            241
   Purchases of Premises and Equipment .....................................        (5,436)        (4,118)
   Proceeds from Sale of Other Real Estate .................................           897            797
   Proceeds from Sale of Other Assets ......................................         1,016            449
---------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities ......................................      (215,343)      (167,153)
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net Increase (Decrease) in Demand Deposits, Savings, Money
     Market Checking and Savings Accounts ..................................       100,558        (10,666)
   Net Increase in Time Deposits ...........................................        78,257        113,879
   Net Increase (Decrease) in Other Borrowed Money .........................        (8,284)        38,755
   Cash Dividends Paid on Class A Common Stock .............................        (6,113)        (5,404)
   Proceeds from the Sale of Common Stock ..................................           803             11
---------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities ..................................       165,221        136,575
---------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents ......................................       (12,383)          (946)
Cash and Cash Equivalents at Beginning of Period ...........................        71,896         90,827
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period .................................     $  59,513      $  89,881
---------------------------------------------------------------------------------------------------------
                                   (Continued)

Texas Regional Bancshares, Inc. and Subsidiaries                                        NINE MONTHS
Consolidated Statements of Cash Flows                                               ENDED SEPTEMBER 30,
(Dollars in Thousands)                                                              2000           1999
---------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
Supplemental Disclosures of Cash Flow Information
   Interest Paid ...........................................................     $  60,639      $  44,514
   Income Taxes Paid .......................................................        13,869         14,053
Supplemental Schedule of Noncash Investing and Financing Activities
   Foreclosure and Repossession in Partial Satisfaction of Loans Receivable          2,064          4,348
   Financing Provided For Sales of Other Real Estate .......................           975          2,379
   Net Increase in Dividends Payable .......................................            14           --
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION


      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2000 and 1999 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

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

      The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and subsequently amended by Financial Accounting Standards Board's Statement No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities". Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Financial Accounting Standards Board's Statement No. 137 ("Statement 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Company will adopt Statement 133 on January 1, 2001. The Company currently does not hold any derivative instruments and does not hedge or plan to hedge in the immediate future. Although the Company is still evaluating its products for embedded derivatives, management does not believe implementation of Statement 133 will have a significant impact on its future consolidated financial statements.

NOTE 2: RECLASSIFICATION

      Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on previously reported net income.

NOTE 3: IMPAIRED LOANS

      A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms has been made as a result of deterioration in the borrower's financial condition. The balance of impaired loans was $14.1 million at September 30, 2000 for which there was a related allowance for loan losses of $2.6 million. At September 30, 2000, the Company had $84,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 2000 was $13.1 million. Interest income on impaired loans of $468,000 was recognized during the nine months ended September 30, 2000, including $182,000 recognized for cash payments received on nonaccrual loans.

NOTE 4: COMMON STOCK

      On September 12, 2000, the Board of Directors approved a cash dividend of $0.14 per share for shareholders of record on October 2, 2000 and payable on October 13, 2000.

NOTE 5: EARNINGS PER COMMON SHARE COMPUTATIONS

      The table below presents a reconciliation of basic and diluted earnings per share computations.

                                                                 THREE MONTHS                    NINE MONTHS
                                                              ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------
(Dollars in Thousands, Except Share Data)                    2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Net Income Available to Common Shareholders ........     $     8,918     $     8,014     $    25,810     $    22,531
--------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares Outstanding
   Used in Basic EPS Calculation ...................      14,619,762      14,405,256      14,580,064      14,405,104
Add Assumed Exercise of Outstanding Stock Options as
   Adjustments for Dilutive Securities .............          66,542         216,863          93,624         216,020
--------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
   Outstanding Used in Diluted EPS Calculations ....      14,686,304      14,622,119      14,673,688      14,621,124
--------------------------------------------------------------------------------------------------------------------
Basic EPS ..........................................     $      0.61     $      0.56     $      1.77     $      1.56
Diluted EPS ........................................            0.61            0.55            1.76            1.54
--------------------------------------------------------------------------------------------------------------------

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

      Texas State Bank operates twenty-six banking locations in the Rio Grande Valley including four banking locations each in McAllen (including its main office), Brownsville and Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. At September 30, 2000, Texas Regional had consolidated total assets of $2.3 billion, loans (net of unearned discount) of $1.5 billion, deposits of $2.1 billion, and shareholders' equity of $211.5 million.

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

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

      The Company, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $59.5 million at September 30, 2000. Comparatively, the Company had $71.9 million in cash and cash equivalents at December 31, 1999, a decrease of $12.4 million or 17.2%.

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

      At September 30, 2000 and December 31, 1999, no securities were classified as Trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

      The following table presents the amortized cost and estimated fair value of securities at September 30, 2000 and December 31, 1999 (dollars in thousands):

                                                                              GROSS            GROSS          ESTIMATED
                                                           AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                                             COST             GAINS            LOSSES           VALUE
-----------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
   September 30, 2000 (Unaudited)
     U.S. Treasury ....................................    $  5,272         $   --           $   --            $  5,272
     U.S. Government Agency ...........................     425,874              312          (12,640)          413,546
     Mortgage-Backed ..................................     123,824                3           (3,717)          120,110
     States and Political Subdivisions ................      49,866              183           (1,602)           48,447
     Other ............................................       8,541             --               --               8,541
-----------------------------------------------------------------------------------------------------------------------
        Total .........................................    $613,377         $    498         $(17,959)         $595,916
-----------------------------------------------------------------------------------------------------------------------
   December 31, 1999
     U.S. Treasury ....................................    $  2,999         $      5         $   --            $  3,004
     U.S. Government Agency ...........................     359,558               18          (14,975)          344,601
     Mortgage-Backed ..................................     131,699                5           (4,073)          127,631
     States and Political Subdivisions ................      48,198              164           (1,992)           46,370
     Other ............................................       4,332             --               --               4,332
-----------------------------------------------------------------------------------------------------------------------
        Total .........................................    $546,786         $    192         $(21,040)         $525,938
-----------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity
   September 30, 2000 (Unaudited)
     States and Political Subdivisions ................    $  1,846         $     35         $   --            $  1,881
-----------------------------------------------------------------------------------------------------------------------
        Total .........................................    $  1,846         $     35         $   --            $  1,881
-----------------------------------------------------------------------------------------------------------------------
   December 31, 1999
     U.S. Treasury ....................................    $  5,001         $     17         $   --            $  5,018
     States and Political Subdivisions ................       3,009               50               (6)            3,053
-----------------------------------------------------------------------------------------------------------------------
        Total .........................................    $  8,010         $     67         $     (6)         $  8,071
-----------------------------------------------------------------------------------------------------------------------

      Net unrealized holding losses, net of related tax effect, of $11.3 million and $13.4 million at September 30, 2000 and December 31, 1999, respectively, on securities available for sale are reported as a separate component of shareholders' equity and as other comprehensive income.

      Securities with carrying values of $583.5 million at September 30, 2000 and $516.8 million at December 31, 1999 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

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

      The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at September 30, 2000 of $8.9 million represented 0.6% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

      Total loans of $1.5 billion at September 30, 2000 increased $145.2 million or 10.6% compared to December 31, 1999 levels of $1.4 billion. The increase in total loans for the nine months ended September 30, 2000 reflects growth in all loan categories except Commercial Tax-Exempt, Agricultural and Consumer loans and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loan portfolio (dollars in thousands):

                                             SEPTEMBER 30,       DECEMBER 31,
                                                 2000                1999
---------------------------------------------------------------------------
                                             (Unaudited)
Commercial .............................     $  435,414          $  391,855
Commercial Tax-Exempt ..................         13,358              22,160
---------------------------------------------------------------------------
   Total Commercial Loans ..............        448,772             414,015
---------------------------------------------------------------------------
Agricultural ...........................         52,632              59,437
---------------------------------------------------------------------------
Real Estate
   Construction ........................        153,759             101,376
   Commercial Mortgage .................        517,446             456,507
   Agricultural Mortgage ...............         42,981              38,256
   1-4 Family Mortgage .................        173,842             160,786
---------------------------------------------------------------------------
     Total Real Estate .................        888,028             756,925
---------------------------------------------------------------------------
Consumer ...............................        130,531             144,382
---------------------------------------------------------------------------
   Total Loans .........................     $1,519,963          $1,374,759
---------------------------------------------------------------------------

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

      Nonperforming assets of $19.1 million at September 30, 2000 increased $4.8 million, 33.6% compared to December 31, 1999 levels of $14.3 million. Nonperforming loans of $14.1 million at September 30, 2000 increased $5.8 million or 69.5% compared to $8.3 million at December 31, 1999. The increase in nonperforming loans resulted from the addition of $5.2 million in restructured loans during 2000. Nonaccrual loans of $8.9 million at September 30, 2000 increased $610,000 or 7.3% compared to $8.3 million at December 31, 1999. Cross-border nonaccrual loans at September 30, 2000 of $4.0 million decreased by $266,000 or 6.2% from $4.3 million at December 31, 1999. The decrease in foreclosed assets during 2000 was primarily attributable to the sale of the larger foreclosed assets. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

      Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at September 30, 2000 and December 31, 1999 that are not classified as nonaccrual totaled $2.1 million and $2.7 million, respectively. The decrease in accruing loans past due 90 days or more at September 30, 2000 as compared to the year ended December 31, 1999 was primarily a result of a 50% decrease in the number of loans in this category. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at September 30, 2000 increased to 1.39% from 1.23% at December 31, 1999 due to the loans that were renegotiated during second quarter 2000.

      An analysis of the components of nonperforming assets follows (dollars in thousands):

------------------------------------------------------------------------------
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2000            1999
------------------------------------------------------------------------------
                                                    (Unaudited)
Nonaccrual Loans .................................    $ 8,951          $ 8,341
Restructured Loans ...............................      5,190             --
------------------------------------------------------------------------------
   Nonperforming Loans ...........................     14,141            8,341
Foreclosed and Other Assets ......................      4,958            5,958
------------------------------------------------------------------------------
   Total Nonperforming Assets ....................     19,099           14,299
Accruing Loans 90 Days or More Past Due ..........      2,135            2,697
------------------------------------------------------------------------------
Nonperforming Loans as a % of Total Loans ........       0.93%            0.61%
Nonperforming Assets as a % of Total Loans and
   Foreclosed Assets .............................       1.25             1.04
Nonperforming Assets as a % of Total Assets ......       0.82             0.67
Nonperforming Assets Plus Accruing Loans 90 Days
   or More Past Due as a % of Total Loans and
   Foreclosed Assets .............................       1.39             1.23
------------------------------------------------------------------------------

      Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at September 30, 2000, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

      The allowance for loan losses at September 30, 2000 totaled $18.6 million, representing a net increase of $1.9 million or 11.3% compared to $16.7 million at December 31, 1999. The increase is primarily due to an increase in loans by 10.6% since December 31, 1999. Management believes that the allowance for loan losses at September 30, 2000 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                   ----------------------------------------------
                                                     2000        1999          2000         1999
-------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Balance at Beginning of Period ...............     $18,239      $14,261      $16,711      $13,236
Provision for Loan Losses ....................       2,558        1,600        7,052        4,422
Charge-Offs
   Commercial ................................       1,889          631        3,866        1,918
   Agricultural ..............................           2         --             16            5
   Real Estate ...............................          35           21          214           69
   Consumer ..................................         384          445        1,401        1,084
-------------------------------------------------------------------------------------------------
     Total Charge-Offs .......................       2,310        1,097        5,497        3,076
-------------------------------------------------------------------------------------------------
Recoveries
   Commercial ................................          27          183           64          246
   Agricultural ..............................           3         --             29            5
   Real Estate ...............................           1           18           10           30
   Consumer ..................................          84          114          233          216
-------------------------------------------------------------------------------------------------
     Total Recoveries ........................         115          315          336          497
-------------------------------------------------------------------------------------------------
Net Charge-Offs ..............................       2,195          782        5,161        2,579
-------------------------------------------------------------------------------------------------
Balance at End of Period .....................     $18,602      $15,079      $18,602      $15,079
-------------------------------------------------------------------------------------------------
Ratio of Allowance for Loan Losses to
   Loans Outstanding, Net of Unearned Discount        1.22%        1.23%        1.22%        1.23%
Ratio of Allowance for Loan Losses to
   Nonperforming Loans .......................      131.55       197.78       131.55       197.78
Ratio of Net Charge-Offs to Average Total
   Loans Outstanding, Net of Unearned Discount        0.58         0.26         0.47         0.30
-------------------------------------------------------------------------------------------------

PREMISES AND EQUIPMENT, NET

      Premises and equipment of $76.9 million at September 30, 2000 remained comparable to December 31, 1999 levels of $75.6 million, increasing by $1.3 million or 1.7%.

GOODWILL AND IDENTIFIABLE INTANGIBLES

      Intangibles of $41.5 million at September 30, 2000 decreased $3.3 million or 7.4% compared to $44.8 million at December 31, 1999. The net decrease for the nine months ended September 30, 2000 is attributable to amortization of existing intangibles.

DEPOSITS

      Total deposits of $2.1 billion at September 30, 2000 increased $178.8 million or 9.5% compared to December 31, 1999 levels of $1.9 billion. The increase in total deposits for the nine months ended September 30, 2000 is primarily attributable to growth in the volume of business conducted by the Company and the vitality of the Rio Grande Valley economy. The following table presents the composition of total deposits (dollars in thousands):

                                        SEPTEMBER 30,  DECEMBER 31,
                                             2000          1999
------------------------------------------------------------------
                                         (Unaudited)
Demand Deposits
   Commercial and Individual .......     $  283,635     $  277,729
   Public Funds ....................          6,052          8,137
------------------------------------------------------------------
     Total Demand Deposits .........        289,687        285,866
------------------------------------------------------------------
Interest-Bearing Deposits
   Savings
     Commercial and Individual .....        115,545        118,512
     Public Funds ..................            339            246
   Money Market Checking and Savings
     Commercial and Individual .....        336,642        298,667
     Public Funds ..................        140,427         78,791
   Time Deposits
     Commercial and Individual .....        871,107        800,935
     Public Funds ..................        310,414        302,329
------------------------------------------------------------------
     Total Interest-Bearing Deposits      1,774,474      1,599,480
------------------------------------------------------------------
        Total Deposits .............     $2,064,161     $1,885,346
------------------------------------------------------------------

OTHER BORROWED MONEY

      The components of other borrowed money are as follows (dollars in thousands):

                                              SEPTEMBER 30,     DECEMBER 31,
                                                  2000             1999
--------------------------------------------------------------------------
                                              (Unaudited)
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements            $21,324           $34,608
   Federal Home Loan Bank Advances .........       5,000              --
--------------------------------------------------------------------------
     Total Borrowed Money ..................     $26,324           $34,608
--------------------------------------------------------------------------

      At September 30, 2000, the Company had lines of credit totaling $30.0 million with correspondent banks for short-term liquidity needs.

SHAREHOLDERS' EQUITY

      Shareholders' equity increased by $23.3 million, or 12.4% during the nine months ended September 30, 2000 primarily due to comprehensive income of $28.0 million less cash dividends of $6.1 million. Comprehensive income for the period included net income of $25.8 million and unrealized gains on securities available for sale, net of tax, of $2.2 million.

       Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

                                                                SEPTEMBER 30, 2000                 DECEMBER 31, 1999
                                                            ----------------------------------------------------------
                                                              AMOUNT           RATIO            AMOUNT           RATIO
----------------------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Total Shareholders' Equity before unrealized
   gains or losses on Securities Available for Sale         $ 222,714           --            $ 201,636           --
Less Goodwill and Other Deductions ................           (41,497)          --              (44,796)          --
----------------------------------------------------------------------------------------------------------------------
Total Tier I Capital ..............................           181,217           --              156,840           --
Total Tier II Capital .............................            18,602           --               16,711           --
----------------------------------------------------------------------------------------------------------------------
Total Qualifying Capital ..........................         $ 199,819           --            $ 173,551           --
----------------------------------------------------------------------------------------------------------------------
Total Risk-Based Capital ..........................         $ 199,819          12.26%         $ 173,551          11.94%
Total Risk-Based Capital Minimum ..................           130,433           8.00            116,313           8.00
----------------------------------------------------------------------------------------------------------------------
Tier I Risk-Based Capital .........................           181,217          11.11            156,840          10.79
Tier I Risk-Based Capital Minimum .................            65,216           4.00             58,157           4.00
----------------------------------------------------------------------------------------------------------------------
Tier I Leverage Capital ...........................           181,217           8.05            156,840           7.58
Tier I Leverage Capital Minimum ...................            90,100           4.00             82,777           4.00
----------------------------------------------------------------------------------------------------------------------

      At September 30, 2000, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

      Net income available for common shareholders was $8.9 million and $8.0 million and earnings per diluted common share were $0.61 and $0.55 for the three months ended September 30, 2000 and 1999, respectively. Net income increased due to sustained loan growth. Return on assets averaged 1.56% and 1.70% while return on shareholders' equity averaged 17.27% and 17.39% for the three months ended September 30, 2000 and 1999, respectively.

      For the nine months ended September 30, 2000, net income available for common shareholders was $25.8 million compared to $22.5 million for the same period in 1999, representing an increase of $3.3 million or 14.6%. Earnings per diluted common share were $1.76 and $1.54, respectively, for the nine months ended September 30, 2000 and 1999. Return on assets averaged 1.55% and return on shareholders' equity averaged 17.49% for the nine months ended September 30, 2000 compared to 1.65% and 16.54%, respectively, for the same period in 1999.

INTEREST INCOME

      Total interest income for the three months ended September 30, 2000 was $46.3 million, an increase of $10.6 million or 29.6% from the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest income was $133.0 million, a $29.7 million or 28.7% increase from the same period in 1999. This increase in interest income is due to a $371.1 million or 21.9% increase in average earning assets to $2.1 billion for the three months ended September 30, 2000 from the same period last year. Average earning assets increased by $358.8 million or 21.6% to $2.0 billion for the nine months ended September 30, 2000.

      Interest income on loans increased $9.2 million or 32.4% to $37.6 million for the three months ended September 30, 2000. A $297.0 million or 24.6% increase in average loans outstanding over the same period in 1999 propelled this increase. Interest income on securities increased to $8.7 million, a $1.4 million or 19.1% increase from the prior comparable period. This increase was attributable to a $76.9 million increase in average securities, up 16.0% when compared to the three months ended September 30, 1999.

      For the nine months ended September 30, 2000, interest income on loans increased 31.7% to $107.0 million, up from $81.2 million for the same period in 1999. Interest income on securities increased to $25.6 million, an increase of $4.2 million or 19.7% from the prior period. These gains were principally related to an increase of average earning assets to $2.0 billion for the nine months ended September 30, 2000, an increase of 21.6% from the same period last year.

INTEREST EXPENSE

      Interest expense on deposits and other borrowings increased to $22.5 million for the three months ended September 30, 2000 compared to $15.4 million for the same period in 1999. For the nine months ended September 30, 2000, interest expense of deposits and other borrowings was $62.1 million compared to $44.6 million for the same period in 1999. The increase in interest expense was attributable to a $335.5 million and $329.9 million increase in average interest-bearing liabilities from the three and nine month comparable period, respectively.

 NET INTEREST INCOME

      Net interest income, reported on a tax equivalent basis, was $24.3 million for the three months ended September 30, 2000, compared with $20.7 million for the same period in 1999, an increase of $3.6 million or 17.2%. For the nine months ended September 30, 1999, net interest income increased $12.3 million or 20.6% to $72.1 million from $59.8 million for the same period in 1999. The increase in net interest income during the three and nine months ended September 30, 2000 was largely due to growth in average interest-earning assets, primarily loans.

      The net interest margin was 4.67% for the three months ended September 30, 2000, compared with 4.84% for the same period in 1999. This decrease was attributable to an eighty basis point increase in the cost of average interest-bearing liabilities to 5.09%, up from 4.29% for the same period last year. This was partially offset by an increase in the yield on average interest-earning assets by fifty-five basis points to 9.00% for the three months ended September 30, 2000. The net interest margin was 4.77% for the nine months ended September 30, 2000, down from 4.82% for the same period in 1999. This decrease was attributable to a fifty-three basis point increase in the cost on average interest-bearing liabilities to 4.82%, up from 4.29% for the same period last year. The yield of interest-earning assets also increased by forty-eight basis points to 8.89% for the nine months ended September 30, 2000.

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

                                                                                THREE MONTHS ENDED
                                             ----------------------------------------------------------------------------------
                                                         SEPTEMBER 30, 2000                           SEPTEMBER 30, 1999
                                             ----------------------------------------------------------------------------------
                                                AVERAGE                       YIELD/        AVERAGE                      YIELD/
TAXABLE-EQUIVALENT BASIS (1)                    BALANCE         INTEREST     RATE(2)        BALANCE         INTEREST     RATE(2)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Assets
  Interest-Earning Assets
    Loans
      Commercial .......................     $   502,417      $    12,463      9.87%     $   421,228      $     9,523      8.97%
      Real Estate ......................         869,516           21,640      9.90          655,815           15,567      9.42
      Consumer .........................         131,916            3,608     10.88          129,769            3,398     10.39
-------------------------------------------------------------------------------------------------------------------------------
        Total Loans ....................       1,503,849           37,711      9.98        1,206,812           28,488      9.37
-------------------------------------------------------------------------------------------------------------------------------
    Securities (3)
      Taxable ..........................         507,745            8,053      6.31          438,350            6,753      6.11
      Tax-Exempt .......................          49,830              916      7.31           42,337              769      7.21
-------------------------------------------------------------------------------------------------------------------------------
        Total Securities ...............         557,575            8,969      6.40          480,687            7,522      6.21
-------------------------------------------------------------------------------------------------------------------------------
    Time Deposits ......................           4,117               62      5.99              280                4      5.67
    Federal Funds Sold .................           3,024               50      6.58            9,728              124      5.06
-------------------------------------------------------------------------------------------------------------------------------
        Total Interest-Earning Assets ..       2,068,565           46,792      9.00%       1,697,507           36,138      8.45%
-------------------------------------------------------------------------------------------------------------------------------
  Cash and Due from Banks ..............          59,203             --        --             48,971             --        --
  Premises and Equipment, Net ..........          77,186             --        --             69,601             --        --
  Other Assets .........................          85,267             --        --             68,556             --        --
  Allowance for Loan Losses ............         (19,165)            --        --            (14,851)            --        --
-------------------------------------------------------------------------------------------------------------------------------
        Total Assets ...................     $ 2,271,056             --        --        $ 1,869,784             --        --
-------------------------------------------------------------------------------------------------------------------------------
Liabilities
  Interest-Bearing Liabilities
    Savings ............................     $   119,114      $       663      2.21%     $   108,824      $       610      2.22%
    Money Market Checking
      And Savings ......................         402,172            3,464      3.43          296,953            2,113      2.82
    Time Deposits ......................       1,182,544           17,499      5.89          995,512           12,404      4.94
-------------------------------------------------------------------------------------------------------------------------------
        Total Savings and
          Time Deposits ................       1,703,830           21,626      5.05        1,401,289           15,127      4.28
-------------------------------------------------------------------------------------------------------------------------------
      Other Borrowed Money .............          57,005              883      6.16           24,008              293      4.84
-------------------------------------------------------------------------------------------------------------------------------
        Total Interest-Bearing
          Liabilities ..................       1,760,835           22,509      5.09%       1,425,297           15,420      4.29%
-------------------------------------------------------------------------------------------------------------------------------
  Demand Deposits ......................         288,213             --        --            242,395             --        --
  Other Liabilities ....................          16,519             --        --             19,303             --        --
-------------------------------------------------------------------------------------------------------------------------------
        Total Liabilities ..............       2,065,567             --        --          1,686,995             --        --
-------------------------------------------------------------------------------------------------------------------------------
  Shareholders' Equity .................         205,489             --        --            182,789             --        --
-------------------------------------------------------------------------------------------------------------------------------
        Total Liabilities and
          Shareholders' Equity .........     $ 2,271,056             --        --        $ 1,869,784             --        --
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Income ....................            --        $    24,283      --               --        $    20,718      --
-------------------------------------------------------------------------------------------------------------------------------
Net Yield on Total Interest
   Earning Assets ......................            --               --        4.67%            --               --        4.84%
-------------------------------------------------------------------------------------------------------------------------------

      (1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).
      (2)   Annualized.
      (3) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

                                                                                    NINE MONTHS ENDED
                                               ----------------------------------------------------------------------------------
                                                             SEPTEMBER 30, 2000                        SEPTEMBER 30, 1999
                                               ----------------------------------------------------------------------------------
                                                  AVERAGE                       YIELD/        AVERAGE                      YIELD/
TAXABLE-EQUIVALENT BASIS (1)                      BALANCE          INTEREST     RATE(2)       BALANCE         INTEREST     RATE(2)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
Assets
   Interest-Earning Assets
     Loans
        Commercial .......................     $   498,592      $    36,031      9.65%     $   413,350      $    27,652      8.94%
        Real Estate ......................         824,200           60,394      9.79          622,698           44,011      9.45
        Consumer .........................         136,659           10,891     10.65          126,647            9,908     10.46
---------------------------------------------------------------------------------------------------------------------------------
          Total Loans ....................       1,459,451          107,316      9.82        1,162,695           81,571      9.38
---------------------------------------------------------------------------------------------------------------------------------
     Securities (3)
        Taxable ..........................         499,945           23,780      6.35          432,249           19,829      6.13
        Tax-Exempt .......................          48,764            2,702      7.40           42,813            2,265      7.07
---------------------------------------------------------------------------------------------------------------------------------
          Total Securities ...............         548,709           26,482      6.45          475,062           22,094      6.22
---------------------------------------------------------------------------------------------------------------------------------
     Time Deposits .......................           4,244              193      6.07              331               13      5.25
     Federal Funds Sold ..................           6,340              292      6.15           21,835              787      4.82
---------------------------------------------------------------------------------------------------------------------------------
        Total Interest-Earning Assets ....       2,018,744          134,283      8.89%       1,659,923          104,465      8.41%
---------------------------------------------------------------------------------------------------------------------------------
   Cash and Due from Banks ...............          62,742             --        --             54,113             --        --
   Premises and Equipment, Net ...........          76,654             --        --             69,676             --        --
   Other Assets ..........................          84,935             --        --             59,375             --        --
   Allowance for Loan Losses .............         (18,356)            --        --            (14,168)            --        --
---------------------------------------------------------------------------------------------------------------------------------
     Total Assets ........................     $ 2,224,719             --        --        $ 1,828,919             --        --
---------------------------------------------------------------------------------------------------------------------------------
Liabilities
   Interest-Bearing Liabilities
     Savings .............................     $   120,860      $     1,997      2.21%     $   110,039      $     1,844      2.24%
     Money Market Checking
        And Savings ......................         394,977            9,358      3.16          298,212            6,330      2.84
     Time Deposits .......................       1,164,866           49,026      5.62          968,140           35,976      4.97
---------------------------------------------------------------------------------------------------------------------------------
        Total Savings and
          Time Deposits ..................       1,680,703           60,381      4.80        1,376,391           44,150      4.29
---------------------------------------------------------------------------------------------------------------------------------
     Other Borrowed Money ................          39,826            1,758      5.90           14,287              494      4.62
---------------------------------------------------------------------------------------------------------------------------------
        Total Interest-Bearing
          Liabilities ....................       1,720,529           62,139      4.82%       1,390,678           44,644      4.29%
---------------------------------------------------------------------------------------------------------------------------------
   Demand Deposits .......................         292,045             --        --            242,412             --        --
   Other Liabilities .....................          14,986             --        --             13,650             --        --
---------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities ...................       2,027,560             --        --          1,646,740             --        --
---------------------------------------------------------------------------------------------------------------------------------
   Shareholders' Equity ..................         197,159             --        --            182,179             --        --
---------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and
        Shareholders' Equity .............     $ 2,224,719             --        --        $ 1,828,919             --        --
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income ......................            --        $    72,144      --               --        $    59,821      --
---------------------------------------------------------------------------------------------------------------------------------
Net Yield on Total Interest
   Earning Assets ........................            --               --        4.77%            --               --        4.82%
---------------------------------------------------------------------------------------------------------------------------------

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

                                        THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                                             2000 COMPARED TO 1999                                 2000 COMPARED TO 1999
                                ---------------------------------------------------------------------------------------------------
                                                DUE TO CHANGE IN                                    DUE TO CHANGE IN
                                   NET       ---------------------       RATE/         NET       ---------------------       RATE/
TAXABLE-EQUIVALENT BASIS (1)     CHANGE        VOLUME        RATE       VOLUME       CHANGE        VOLUME        RATE       VOLUME
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Interest Income
   Loans .....................  $  9,223     $  6,915     $  1,852     $    456     $ 25,745     $ 20,914     $  3,849     $    982
   Securities
     Taxable .................     1,300        1,048          218           34        3,951        3,126          713          112
     Tax-Exempt ..............       147          134           11            2          437          317          105           15
   Time Deposits in Bank .....        58           55         --              3          180          154            2           24
   Federal Funds Sold ........       (74)         (85)          37          (26)        (495)        (558)         218         (155)
-----------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income ...    10,654        8,067        2,118          469       29,818       23,953        4,887          978
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Deposits ..................     6,499        3,216        2,700          583       16,231        9,811        5,258        1,162
   Other Borrowed Money ......       590          400           80          110        1,264          885          136          243
-----------------------------------------------------------------------------------------------------------------------------------
     Total Interest Expense ..     7,089        3,616        2,780          693       17,495       10,696        5,394        1,405
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income Before
   Allocation of Rate/Volume .     3,565        4,451         (662)        (224)      12,323       13,257         (507)        (427)
Allocation of Rate/Volume ....      --            763         (987)         224         --          1,746       (2,173)         427
-----------------------------------------------------------------------------------------------------------------------------------
Changes in Net Interest Income  $  3,565     $  5,214     $ (1,649)    $   --       $ 12,323     $ 15,003     $ (2,680)    $   --
-----------------------------------------------------------------------------------------------------------------------------------
      (1)   For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 2000 and 1999).

PROVISION FOR LOAN LOSSES

      The Company recorded a provision for loan losses of $2.6 million for the three months ended September 30, 2000, compared to $1.6 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company recorded a provision for loan losses of $7.1 million compared to $4.4 million for the same period in 1999. The provision for loan losses reflected an increase of $958,000 or 59.9% for the three months ended September 30, 2000 and an increase of $2.6 million or 59.5% for the nine months ended September 30, 2000 compared to the same period in 1999 necessary to maintain the total allowance for loan losses at an adequate level consistent with the Company's methodology. The increase is primarily attributable to charge-offs in excess of specific reserves by approximately $1.1 million and $2.5 million during the three and nine months ended September 30, 2000, respectively. The majority of the excess charge-offs over specific reserves relates to the restructured relationship, which accounts for $569,000 and $1.6 million of the excess for the three and nine months ended September 30, 2000, respectively.

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

NONINTEREST INCOME

      The Company's primary sources of Noninterest Income are service charges on deposit accounts and other banking service related fees. Noninterest Income totaled $5.3 million for the three months ended September 30, 2000 compared to $4.3 million for 1999. Excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale, Noninterest Income increased $979,000 or 22.9% from 1999. For the nine months ended September 30, 2000, Noninterest Income totaled $15.9 million, up from $12.6 million for the same period in 1999. Noninterest Income for the nine months ended September 30, 2000, excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale increased $3.2 million or 25.6% over the same period in 1999. The Noninterest Income growth in the three and nine months ended September 30, 2000 compared to the same prior period in 1999 resulted primarily from the increased volume of business conducted by the Company and, in part, because of the Harlingen Bancshares, Inc. acquisition in fourth quarter 1999.

      Total Service Charges of $3.6 million for the three months ended September 30, 2000 increased $638,000 or 21.4% compared to $3.0 million for the same period in 1999. Total Service Charges were $10.9 million for the nine months ended September 30, 2000 compared to $8.7 million for the same period in 1999, representing an increase of $2.2 million or 25.3%. The increase in Total Service Charges is attributable to increased account transaction fees generated by 23.9% deposit growth experienced by the Company since September 30, 1999.

      Trust Service Fees of $592,000 for the three months ended September 30, 2000 increased $112,000 or 23.3% compared to $480,000 for comparable prior year period. Trust Service Fees were $1.7 million for the nine months ended September 30, 2000 compared to $1.5 million for the same period in 1999. The increase in Trust Service Fees is attributable to an increase in the number of trust accounts managed, as well as an increase in fees effective April 1, 2000. The fair market value of assets managed at September 30, 2000 was $385.5 million compared to $374.7 million at the end of the second quarter and $345.5 million a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

      There were no Net Realized Gains (Losses) on Sales of Securities Available for Sale for the three months ended September 30, 2000 compared to $2,000 net gains for 1999. In addition, there were no Net Realized Gains (Losses) on Sales of Securities Available for Sale for the nine months ended September 30, 2000 compared to $1,000 net gains for the same period in 1999. Market opportunities to realize bond profits were limited as bond prices generally fell during the nine months ended September 30, 1999 and 2000. Net unrealized holding losses on securities available for sale totaled $17.5 million at September 30, 2000. (see "Shareholders' Equity").

      Data Processing Service Fees of $659,000 for the three months ended September 30, 2000 increased $119,000 or 22.0% compared to $540,000 for the same period last year. During the nine months ended September 30, 2000, data processing fees increased $377,000 or 24.3% to $1.9 million compared to $1.6 million during the same period in 1999. This increase arose from the acquisition of one additional data processing client during second quarter 1999 and one during second quarter 2000. Furthermore, increased utilization of services was provided to existing clients. The number of data processing clients as of September 30, 2000 and 1999 was 8 and 7, respectively.

      Other Operating Income of $385,000 for the three months ended September 30, 2000 increased $110,000 or 40.0% compared to $275,000 for the same 1999 period. During the nine months ended September 30, 2000, Other Operating Income increased $460,000 or 49.0% to $1.4 million compared to $939,000 during the same period in 1999. The increase in Other Operating Income during the nine months ended September 30, 2000 was primarily attributable to a $167,000 gain on the sale of land during second quarter 2000. In addition, income from the Rabbi Trust increased by $107,000 during the nine months ending September 30, 2000 compared to the same period in 1999. The Rabbi Trust was set up to provide funding for the Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. In addition, Check Order Charges increased by $57,000 and $159,000 for the three and nine months ending September 30, 2000, respectively, compared to the same 1999 periods. The increase in Check Order Charges resulted from an increase in the volume of deposit accounts, as well as $25,000 quarterly incentive rebates received from the check printing company beginning first quarter 2000.

NONINTEREST EXPENSE

      Noninterest Expense of $13.3 million for the three months ended September 30, 2000 increased $2.7 million or 25.2% compared to $10.6 million for 1999. For the nine months ended September 30, 2000, noninterest expense totaled $40.2 million, an increase of $8.1 million or 25.1%, from $32.1 million for the same period in 1999. The efficiency ratio of expense to total revenue was 45.15% for the three months ended September 30, 2000 compared to 42.26% for the same period in 1999. For the nine months ended September 30, 2000, the efficiency ratio was 45.09%, up from 43.92% for 1999. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities). The increase results primarily from higher personnel costs due to an increase in the number of employees since 1999.

      Salaries and Employee Benefits, the largest category of Noninterest Expense, of $6.6 million for the three months ended September 30, 2000 increased $1.2 million or 21.3% compared to the same period last year of $5.4 million. Salary and Employee Benefits for the nine months ended September 30, 2000 was $19.4 million, an increase of $3.4 million or 21.6% from the same period in 1999. The increase in 2000 over 1999 reflects increases in base salaries and higher levels of staff, including the staff acquired as a result of the Harlingen Bancshares, Inc. acquisition. The number of full-time equivalent employees of 918 at September 30, 2000 increased 23.1% from 746 at September 30, 1999. For the three months ended September 30, 2000 and 1999, Salaries and Employee Benefits averaged 1.15% of average assets. Salaries and Employee Benefits averaged 1.16% of assets for the nine months ended September 30, 2000 compared to 1.17% for the same period in 1999.

      Net Occupancy Expense of $1.0 million for the three months ended September 30, 2000 increased $169,000 or 19.9% compared to $848,000 for 1999. For the nine months ended September 30, 2000, Net Occupancy Expense increased $177,000 or 6.2% from the same period a year ago to $3.0 million. Although occupancy expenses increased primarily with the acquisition of Harlingen Bancshares, Inc. during fourth quarter 1999, the increase was offset by increased rental income generated from the corporate headquarters building in McAllen, Texas.

      Equipment Expense of $1.6 million for the three months ended September 30, 2000 increased $281,000 or 21.0% compared to $1.3 million for 1999. During the nine months ended September 30, 2000, Equipment Expense totaled $4.6 million, an increase of $807,000 or 21.3% over the same period in 1999. Depreciation and other equipment expenses associated with a 10.6% increase in premises and equipment since 1999, partly attributable to the Harlingen Bancshares, Inc. acquisition, contributed to the increase in Equipment Expense for the three and nine months ended September 30, 2000.

      Other Real Estate (Income) Expense, Net, includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate (Income) Expense, Net of $9,000 income for the three months ended September 30, 2000 decreased $92,000 or 110.8% compared to $83,000 expense for the three months ended September 30, 1999. The net decrease is mainly attributable to an increase in rental income by $89,000 during third quarter 2000 compared to the same period in 1999, largely due to $67,000 of back revenue collected on a foreclosed property. Other Real Estate Expense, Net increased $194,000 or 69.5% to $473,000 expense for the nine months ended September 30, 2000 compared to the same period in 1999. During the nine months ended September 30, 2000, the net increase resulting from a $410,000 write-down on a foreclosed property. This was partially offset by an increase in rental income by $146,000 and a decrease in other real estate expenses by $103,000. The decrease in other real estate expenses is attributable to the sale of a large foreclosed property in March 1999 with other real estate expenses totaling $183,000 during first quarter 1999. Management is actively seeking buyers for all Other Real Estate.

       Amortization of Goodwill and Identifiable Intangibles of $1.1 million for the three months ended September 30, 2000 increased $428,000 or 62.9% compared to $680,000 for the same period in 1999. For the nine months ended September 30, 2000, Amortization of Goodwill and Identifiable Intangibles totaled $3.4 million, an increase of $1.3 million or 64.8% from the same period in 1999. The increase in Amortization of Goodwill and Identifiable Intangibles during the three and nine months ended September 30, 2000 was due to the amortization of $21.0 million of goodwill and other intangibles added during fourth quarter 1999 with the Harlingen Bancshares, Inc. acquisition.

      A detailed summary of Noninterest Expense follows (dollars in thousands):

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                          --------------------------------------------------
                                                             2000          1999          2000         1999
------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Salaries and Wages ..................................     $  5,420      $  4,315      $ 15,673      $ 12,679
Employee Benefits ...................................        1,171         1,118         3,726         3,272
------------------------------------------------------------------------------------------------------------
   Total Salaries and Employee Benefits .............        6,591         5,433        19,399        15,951
------------------------------------------------------------------------------------------------------------
Net Occupancy Expense ...............................        1,017           848         3,018         2,841
------------------------------------------------------------------------------------------------------------
Equipment Expense ...................................        1,618         1,337         4,595         3,788
------------------------------------------------------------------------------------------------------------
Other Real Estate (Income) Expense, Net
   Rent Income ......................................         (220)         (131)         (461)         (315)
   (Gain) Loss on Sale ..............................          (38)           20          (115)         (152)
   Expenses .........................................          249           194           627           730
   Write-Downs ......................................         --            --             422            16
------------------------------------------------------------------------------------------------------------
     Total Other Real Estate (Income) Expense, Net ..           (9)           83           473           279
------------------------------------------------------------------------------------------------------------
Amortization of Goodwill and Identifiable Intangibles        1,108           680         3,361         2,039
------------------------------------------------------------------------------------------------------------
Other Noninterest Expense
   Advertising and Public Relations .................          407           307         1,376           857
   Data Processing and Check Clearing ...............          425           295         1,340           991
   Director Fees ....................................           90            95           249           276
   Franchise Tax ....................................         (386)           12          (480)          237
   Insurance ........................................           96           103           284           271
   FDIC Insurance ...................................          113            46           306           138
   Legal ............................................          368           111           706           413
   Professional Fees ................................          437           371         1,065           860
   Postage, Delivery and Freight ....................          236           217           778           674
   Printing, Stationery and Supplies ................          414           326         1,327         1,041
   Telephone ........................................          182           140           554           413
   Other Losses .....................................          256           (59)          606           110
   Miscellaneous Expense ............................          369           303         1,199           927
------------------------------------------------------------------------------------------------------------
     Total Other Noninterest Expense ................        3,007         2,267         9,310         7,208
------------------------------------------------------------------------------------------------------------
Total Noninterest Expense ...........................     $ 13,332      $ 10,648      $ 40,156      $ 32,106
------------------------------------------------------------------------------------------------------------

      Franchise Tax for the three months ended September 30, 2000 of $(386,000) decreased by $398,000 compared to $12,000 during the same period in 1999. For the nine months ended September 30, 2000, Franchise Tax decreased by $717,000 or 302.5% to $(480,000) compared to the same period in 1999. The decrease was attributable to $462,000 and $802,000 in franchise tax refunds received during the three and nine months ended September 30, 2000, respectively.

      Legal Expenses for the three months ended September 30, 2000 increased by $257,000 or 231.5% to $368,000 compared to $111,000 during third quarter 1999.
The increase related to legal fees incurred as a result of a higher level of nonperforming assets compared to the same period in 1999. For the nine months ended September 30, 2000, Legal Expenses totaled $706,000, increasing by $293,000 or 70.9% compared to the nine months ended September 30, 1999.

INCOME TAX EXPENSE

      The Company recorded income tax expense of $4.3 million for the three months ended September 30, 2000 compared to $4.4 million for the three months ended September 30, 1999. Although pretax income increased during third quarter 2000 compared to the same period in 1999, a state income tax refund totaling $485,000 was recorded during third quarter 2000 resulting in a decrease in income tax expense. For the nine months ended September 30, 2000, the provision for income taxes was $13.7 million, an increase of $1.4 million or 11.7% from $12.3 million provided for the same period in 1999. The increase in income tax expense during the nine months ended September 30, 2000 is primarily due to an increased level of pretax income.

CAPITAL AND LIQUIDITY

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2000, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.26%, a Tier I risk-based capital ratio of 11.11%, and a leverage ratio of 8.05%.

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

      Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At September 30, 2000, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, was 29.8% compared to 30.3% at December 31, 1999.

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

      During the nine months ended September 30, 2000, funds for $81.7 million of securities purchases and $150.2 million of net loan growth came from various sources, including a net increase in deposits of $178.8 million, and $21.2 million in proceeds from maturing securities and $25.8 million of net income.

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

      In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a "driver" and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The following table summarizes the simulated change in net interest income over a 12-month period as of September 30, 2000 and December 31, 1999 (dollars in thousands):

                                             Increase (Decrease) in
                                               Net Interest Income
Changes in Interest      Estimated Net       ----------------------
Rates (Basis Points)    Interest Income        Amount       Percent
-------------------------------------------------------------------
s                                        (Unaudited)
September 30, 2000
   +100 ...............    $ 94,451          $  1,537           1.7%
      -                      92,914              --              --
   -100 ...............      90,613            (2,301)         (2.5)
December 31, 1999
   +100 ...............      99,136             1,189           1.2
      -                      97,947              --              --
   -100 ...............      95,954            (1,993)         (2.0)
-------------------------------------------------------------------

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

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

            (1)   Exhibits -  The following exhibits are filed as a part of this
                              Quarterly Report on Form 10-Q:

                  10.23    3rd Amendment to the Harlingen National Bank 401(k)
                           Plan
                  27       Financial Data Schedule

      (b)   Reports of Form 8-K

            No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months ended September 30, 2000.

                                   SIGNATURES

      Pursuant the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TEXAS REGIONAL BANCSHARES, INC.
                                                          (Registrant)


   October 31, 2000                         /s/ G. E. RONEY
--------------------                            -------------------------------
                                                Glen E. Roney
                                                Chairman of the Board, President
                                                & Chief Executive Officer

   October 31, 2000                         /s/ R. T. PIGOTT, JR.
--------------------                            -----------------------------
                                                R. T. Pigott, Jr.
                                                Executive Vice President
                                                & Chief Financial Officer