Form 10-K
period 2000-12-31
TEXAS REGIONAL BANCSHARES INC
filed 2001-03-06
CIK 787648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (956) 631-5400
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
None                                                                        None

Securities registered pursuant to Section 12(g) of the Act:

                CLASS A VOTING COMMON, $1.00 PAR VALUE PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, as of March 5, 2001: $491,903,352

Number of shares outstanding of the registrant's Class A Voting Common Stock, $1.00 par value, as of March 5, 2001: 16,090,546

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated into Part III; Items 10-13 of this Form 10-K, to be filed not later than 120 days after the close of the Registrant's fiscal year.

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

      Recently, the Company has grown rapidly through a series of strategic acquisitions. The Bank acquired the Rio Grande City and Roma branches of First National Bank of South Texas during 1995. The Company completed a secondary public offering of 2.5 million shares of the Company's Class A Voting Common Stock on May 14, 1996. Concurrently, the Company also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas, through merger with the Bank. On February 19, 1998, the Company acquired Brownsville National Bank, Brownsville, Texas, Texas Bank and Trust, Brownsville, Texas and Bank of Texas, Raymondville, Texas through merger with the Bank. The Company acquired Harlingen National Bank, Harlingen, Texas on October 1, 1999 through merger with the Bank.

      The Bank operates twenty-six banking locations in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. At December 31, 2000, the Company had consolidated total assets of $2.4 billion, loans outstanding (net of unearned discount) of $1.6 billion, deposits of $2.1 billion, and shareholders' equity of $227.7 million.

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

      The Bank has also expanded the services that it provides to third party correspondent banks. The Bank's data processing center, for example, presently serves seven banks in addition to providing data processing services for all of the Bank's banking locations.

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

      The Bank encounters intense competition in its commercial banking business, primarily from other banks located in its market area. The Bank also competes with insurance, finance and mortgage companies, savings and loan institutions, credit unions, money market funds and other financial institutions. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, the banks' lending limits. A substantial number of the commercial banks in the Rio Grande Valley are branches of much larger organizations affiliated with national, regional or state-wide banking companies which are larger than the Bank in terms of capital, resources and personnel. However, as a major independent community bank headquartered in its primary market area, management believes that the Company's community commitment and involvement in its primary market area, as well as its commitment to quality and personalized banking services, are factors that contribute to the Company's competitiveness.

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

      References to statutes, regulations, decisions and interpretations in this Annual Report do not purport to be complete and are qualified in their entirety by reference to the actual text of the relevant statutes, regulations, decisions and interpretations.

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

      The laws of the State of Texas also govern interest rate limitations for the Bank. The maximum annual interest rate that may be charged on most loans made by the Bank is based on doubling the average auction rate, to the nearest 0.25%, for United States Treasury Bills, as computed by the Office of Consumer Credit Commissioner of the State of Texas. However, the maximum rate does not decline below 18% or rise above 24% (except for loans in excess of $250,000 that are made for business, commercial, investment or other similar purposes (excluding agricultural loans), in which case the maximum annual rate may not rise above 28%, rather than 24%). On fixed rate closed-end loans, the maximum non-usurious rate is to be determined at the time the rate is contracted; while on floating rate and open-end loans (such as credit cards), the rate varies over the term of the indebtedness. Federal law has preempted state usury laws (but not late charge limitations) for loans secured by a first lien on residential real property.

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

      Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2000. The Bank's capital ratios exceeded the minimum requirements for "well capitalized" institutions under the regulatory framework for prompt corrective action at December 31, 2000. As a result, the Company does not believe that FDICIA's prompt corrective action regulations will have any material effect on the activities or operations of the Bank. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the FDICIA's prompt corrective action regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

DEPOSIT INSURANCE

      The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted on September 30, 1996. Among its provisions, the Funds Act authorizes the Financing Corporation (the "FICO") to impose periodic assessments on depository institutions that are members of BIF in addition to institutions that are members of the Savings Association Insurance Fund (the "SAIF") in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. Thus, BIF-member institutions will share in the cost of financing outstanding FICO bonds. An institution's FICO assessments will fluctuate based on a defined rate applied to deposits held in periods after the date the legislation was enacted. Currently, the FICO BIF annual rate is 1.96 cents for each $100 of qualified deposits.

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

PERSONNEL

      The Company employed 935 full-time equivalent employees at December 31, 2000. Employees enjoy a variety of employee benefit programs, including an employee stock ownership plan with 401(k) provisions, medical, accident, group life and long-term disability plans, and paid vacations. The Company's employees are not unionized, and management believes employee relations to be favorable.

ITEM 2. PROPERTIES

      The executive offices of the Company, as well as the principal banking quarters of Texas State Bank, are housed in an eleven-story office tower located in McAllen, Texas. This building, completed during 1998, also includes space for lease to third party tenants and for future growth. The Company also owns the Kerria Plaza building, adjacent to the headquarters building, and leases space to third party tenants.

      All of the Company's banking locations are owned, except for the branch in Roma, Texas. The Brownsville, Edinburg, Harlingen, Hidalgo, McAllen, Mission, Penitas and Weslaco, Texas banking locations include extensive drive-through facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                              Price Per Share            Cash
                        -----------------------------  Dividends     Volume
Quarter Ended               High             Low        Declared     Traded
-------------------------------------------------------------------------------
March 31, 1999              $25.40          $20.68       $0.114     2,015,705
June 30, 1999                26.82           23.64        0.114     2,015,458
September 30, 1999           25.74           21.42        0.114     1,878,342
December 31, 1999            26.82           22.39        0.127     2,004,209
March 31, 2000               26.25           19.83        0.127     2,140,420
June 30, 2000                26.31           22.39        0.127     1,518,738
September 30, 2000           26.14           21.25        0.127     2,181,650
December 31, 2000            35.25           23.92        0.150     1,705,501
-------------------------------------------------------------------------------

      On December 31, 2000, there were 846 holders of record of the Company's Class A Common Stock.

      During the two years ended December 31, 2000, an aggregate of 78,650 shares purchased by the Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions) are included in the foregoing table.

      The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company's Board of Directors. There can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. The Company's principal source of the funds to pay dividends on the Common Stock is dividends from Texas State Bank. The payment of dividends by the Bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 2000, an aggregate of $26.9 million was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company and its subsidiaries for, and as of, each of the years in the five-year period ended December 31, 2000. This selected financial data has been derived from the consolidated financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

                                                                       AT / FOR YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
SELECTED FINANCIAL DATA                                2000            1999           1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------
                                                                (Amounts in Thousands, Except Per Share Data)
Income Statement Data
   Interest Income                                    $181,537       $143,841       $125,649       $112,745        $88,075
   Interest Expense                                     86,513         62,221         58,384         50,618         37,494
------------------------------------------------------------------------------------------------------------------------------
     Net Interest Income                                95,024         81,620         67,265         62,127         50,581
------------------------------------------------------------------------------------------------------------------------------
   Provision for Loan Losses                             8,927          5,432          9,729          2,947          2,173
   Noninterest Income                                   21,574         17,399         17,663         12,972         10,656
   Noninterest Expense                                  53,544         45,888         41,102         37,170         32,096
------------------------------------------------------------------------------------------------------------------------------
     Income Before Income Tax Expense                   54,127         47,699         34,097         34,982         26,968
   Income Tax Expense                                   18,825         16,849         11,623         11,860          8,794
------------------------------------------------------------------------------------------------------------------------------
   Net Income                                          $35,302        $30,850        $22,474        $23,122        $18,174
------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data
   Basic Earnings Per Share (2)                          $2.20          $1.95          $1.42          $1.46          $1.28
   Diluted Earnings Per Share (2)                         2.19           1.92           1.40           1.44           1.26
   Book Value at End of Period (2)                       14.15          11.78          11.19          10.19           9.06
   Cash Dividends Declared (2)                           0.532          0.468          0.427          0.367          0.267
   Dividend Payout Ratio                                 24.19%         24.64%         30.52%         25.32%         20.86%
Weighted Average Shares Outstanding (2)
   Basic                                                16,050         15,851         15,842         15,807         14,230
   Diluted                                              16,148         16,087         16,092         16,062         14,429
Shares Outstanding at End of Period (2)                 16,091         15,977         15,845         15,836         15,797
------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
   Total Assets                                     $2,426,097     $2,120,690     $1,762,332     $1,538,769     $1,370,809
   Loans                                             1,587,827      1,374,759      1,089,505        951,316        818,598
   Securities                                          621,945        533,948        470,267        416,921        371,002
   Interest-Earning Assets                           2,216,877      1,913,784      1,592,325      1,387,322      1,214,875
   Deposits                                          2,109,748      1,885,346      1,562,942      1,362,783      1,215,636
   Shareholders' Equity                                227,704        188,188        177,274        161,358        143,116
------------------------------------------------------------------------------------------------------------------------------
Average Balance Sheet Data
   Total Assets                                     $2,257,193     $1,896,880     $1,654,135     $1,439,956     $1,144,162
   Loans                                             1,482,628      1,209,609      1,023,527        875,839        680,530
   Securities                                          560,116        488,506        432,767        386,221        313,088
   Interest-Earning Assets                           2,052,573      1,720,083      1,491,211      1,301,959      1,032,100
   Deposits                                          1,999,028      1,684,730      1,462,215      1,274,442      1,017,280
   Shareholders' Equity                                202,498        183,390        171,427        152,635        116,310
------------------------------------------------------------------------------------------------------------------------------
Performance Ratios
   Return on Average Assets                               1.56%          1.63%          1.36%          1.61%          1.59%
   Return on Average Equity                              17.43          16.82          13.11          15.15          15.63
   Net Interest Margin(1)                                 4.71           4.84           4.61           4.89           5.06
   Efficiency Ratio                                      44.71          45.29          48.86          48.82          51.49
------------------------------------------------------------------------------------------------------------------------------
Asset Quality Ratios
   Nonperforming Assets to Total Loans and
     Repossessed Assets                                   1.08%          1.04%          1.44%          1.22%          0.97%
   Net Loan Charge-Offs to Average Total
     Loans                                                0.42           0.29           0.79           0.28           0.20
   Allowance for Loan Losses to Total Loans               1.23           1.22           1.21           1.19           1.32
   Allowance for Loans Losses to
     Nonperforming Loans                                155.90         200.35         127.10         135.14         158.87
------------------------------------------------------------------------------------------------------------------------------
Capital Ratios
   Total Risk-Based Capital Ratio                        12.35%         11.94%         14.04%         14.73%         15.11%
   Tier 1 Risk-Based Capital Ratio                       11.20          10.79          12.90          13.60          13.83
   Leverage Capital Ratio                                 8.14           7.58           8.84           9.21           8.78
   Equity to Assets Ratio                                 9.39           8.87          10.06          10.49          10.44
------------------------------------------------------------------------------------------------------------------------------

(1) Taxable-equivalent basis assuming a 35% federal income tax rate.
(2) Restated to retroactively give effect for the 10% stock dividend declared by the Corporation during fourth quarter 2000 and distributed during first quarter 2001.

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

OVERVIEW

      Total assets at December 31, 2000, 1999 and 1998 were $2.4 billion, $2.1 billion and $1.8 billion, respectively. Total deposits at December 31, 2000, 1999 and 1998 were $2.1 billion, $1.9 billion, and $1.6 billion, respectively, with deposit growth in each period resulting from internal growth and acquisitions. Loans were $1.6 billion at December 31, 2000, an increase of $213.1 million or 15.5% from $1.4 billion at the end of 1999. Loans were $1.1 billion at year end 1998. Shareholders' equity was $227.7 million, $188.2 million, and $177.3 million at December 31, 2000, 1999 and 1998, respectively.

      Net income was $35.3 million, $30.9 million and $22.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, and diluted earnings per share were $2.19, $1.92, and $1.40 for these same periods. Earnings growth from 1999 to 2000 resulted principally from loan growth. The Company posted returns on average assets of 1.56%, 1.63% and 1.36% and returns on average equity of 17.43%, 16.82% and 13.11% for the years ended 2000, 1999 and 1998, respectively. The Company's efficiency ratio was 44.71% in 2000, 45.29% in 1999 and 48.86% in 1998.

ANALYSIS OF FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

      The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $81.6 million at December 31, 2000. Comparatively, the Company had $71.9 million in cash and cash equivalents at December 31, 1999, an increase of $9.7 million or 13.5%.

SECURITIES

      Securities consist of U.S. Treasury, federal agency, mortgage-backed and state, county and municipal securities. The Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as held to maturity and measured at amortized cost in the consolidated balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses reported in accumulated other comprehensive income, net of applicable income taxes, until realized.

      At December 31, 2000 and December 31, 1999, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

      The following table displays the carrying amount (fair value) of securities available for sale:

                                                           DECEMBER 31,
                                        -------------------------------------------------
SECURITIES AVAILABLE FOR SALE                2000             1999             1998
------------------------------------------------------------------------------------------
                                                   (Dollars in Thousands)
U.S. Treasury                               $    400         $  3,004        $       -
U.S. Government Agency                       445,598          344,601          313,970
Mortgage-Backed                              119,878          127,631          101,365
States and Political Subdivisions             45,390           46,370           36,988
Other                                          9,036            4,332            3,613
------------------------------------------------------------------------------------------
   Total                                    $620,302         $525,938         $455,936
------------------------------------------------------------------------------------------

      The following table presents the maturities, amortized cost, estimated market value and weighted average yields of securities available for sale at December 31, 2000:

                                                             AMORTIZED COST MATURING
                                                ------------------------------------------------------
                                                                AFTER ONE    AFTER FIVE                                 ESTIMATED
                                                 ONE YEAR        THROUGH       THROUGH        AFTER       AMORTIZED      MARKET
SECURITIES AVAILABLE FOR SALE                    OR LESS       FIVE YEARS     TEN YEARS     TEN YEARS       COST          VALUE
----------------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
U.S. Treasury                                     $    400     $       -     $       -     $       -     $     400     $     400
U.S. Government Agency                              18,587       302,569       126,368             -       447,524       445,598
Mortgage-Backed                                        415         9,750        24,473        86,031       120,669       119,878
States and Political Subdivisions                    1,292         7,480        16,119        21,028        45,919        45,390
Other                                                    -           200           225         8,611         9,036         9,036
----------------------------------------------------------------------------------------------------------------------------------
   Total                                           $20,694      $319,999      $167,185      $115,670      $623,548      $620,302
----------------------------------------------------------------------------------------------------------------------------------
Weighted Average Yields
(Taxable-Equivalent Basis)
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                         6.17%            -%            -%            -%         6.17%
U.S. Government Agency                                6.34          6.33          6.20             -          6.29
Mortgage-Backed                                       6.48          6.05          5.73          6.00          5.95
States and Political Subdivisions                     6.84          6.74          6.79          6.60          6.69
Other                                                    -          7.49          7.22          6.12          6.18
----------------------------------------------------------------------------------------------------------------------------------
   Total                                              6.37%         6.33%         6.19%         6.12%         6.26%
----------------------------------------------------------------------------------------------------------------------------------

      Net unrealized holding losses, net of related tax effect, of $2.2 million and $13.4 million at December 31, 2000 and December 31, 1999, respectively, on securities available for sale are reported as a separate component of shareholders' equity as accumulated other comprehensive income.

      The following table displays the carrying amount (amortized cost) of securities held to maturity:

                                                       DECEMBER 31,
                                        ----------------------------------------------
SECURITIES HELD TO MATURITY               2000              1999             1998
---------------------------------------------------------------------------------------
                                                (Dollars in Thousands)
U.S. Treasury                              $    -           $5,001          $10,013
States and Political Subdivisions           1,643            3,009            4,318
---------------------------------------------------------------------------------------
   Total                                   $1,643           $8,010          $14,331
---------------------------------------------------------------------------------------

      The following table presents the maturities, amortized cost, estimated market value and weighted average yields of securities held to maturity at December 31, 2000:

                                                              AMORTIZED COST MATURING
                                               ---------------------------------------------------------
                                                                 AFTER ONE    AFTER FIVE                                 ESTIMATED
                                                   ONE YEAR       THROUGH       THROUGH        AFTER       AMORTIZED      MARKET
SECURITIES HELD TO MATURITY                         OR LESS      FIVE YEARS     TEN YEARS     TEN YEARS       COST         VALUE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
States and Political Subdivisions                      $499        $1,144         $  -          $  -        $1,643        $1,682
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                               $499        $1,144         $  -          $  -        $1,643        $1,682
-----------------------------------------------------------------------------------------------------------------------------------
Weighted Average Yields
(Taxable-Equivalent Basis)
-----------------------------------------------------------------------------------------------------------------------------------
States and Political Subdivisions                        7.77%         8.92%         -%            -%         8.57%
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                                 7.77%         8.92%         -%            -%         8.57%
-----------------------------------------------------------------------------------------------------------------------------------

      All investments in states and political subdivisions are investments in entities within the State of Texas. No single issuer accounted for as much as 10.0% of total shareholders' equity at December 31, 2000. Of the obligations of states and political subdivisions held by the Company at December 31, 2000, 76.3% were rated A or better by Moody's Investor Services, Inc. and 52.0% of the non-rated issues or $5.2 million are local issues purchased in private placement transactions.

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

      The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at December 31, 2000 of $8.4 million represented 0.5% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

      Total loans of $1.6 billion for the year ended December 31, 2000 increased $213.1 million or 15.5% compared to the year ended December 31, 1999 levels of $1.4 billion. Loans increased $285.3 million or 26.2% for the year ended December 31, 1999 compared to levels of $1.1 billion at December 31, 1998. The increase in total loans for the year ended December 31, 2000 is primarily attributable to an increased volume of business conducted by the Company. The increase in total loans for the year ended December 31, 2000 reflects growth in all loan categories except Commercial-Tax Exempt and Consumer and is representative in part to the vitality of the Rio Grande Valley economy.

      The following table presents the composition of the loan portfolio at the end of each of the last five years:

                                                                           DECEMBER 31,
                                        -----------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION                   2000             1999             1998            1997             1996
---------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Commercial                                 $ 481,277        $ 391,855        $ 311,966        $249,819         $219,346
Commercial Tax-Exempt                         13,213           22,160           22,155          29,024           34,777
---------------------------------------------------------------------------------------------------------------------------
   Total Commercial Loans                    494,490          414,015          334,121         278,843          254,123
---------------------------------------------------------------------------------------------------------------------------
Agricultural                                  71,482           59,437           52,302          51,346           32,756
---------------------------------------------------------------------------------------------------------------------------
Real Estate
   Construction                              143,023          101,376           66,018          69,477           49,103
   Commercial Mortgage                       536,856          456,507          354,134         304,215          259,041
   Agricultural Mortgage                      43,725           38,256           34,440          31,949           29,654
   1-4 Family Mortgage                       173,860          160,786          128,945         122,043          116,485
---------------------------------------------------------------------------------------------------------------------------
     Total Real Estate                       897,464          756,925          583,537         527,684          454,283
---------------------------------------------------------------------------------------------------------------------------
Consumer                                     124,391          144,382          119,545          93,443           77,436
---------------------------------------------------------------------------------------------------------------------------
   Total Loans                            $1,587,827       $1,374,759       $1,089,505        $951,316         $818,598
---------------------------------------------------------------------------------------------------------------------------

      The contractual maturity schedule of the loan portfolio at December 31, 2000 follows:

                                              ONE          AFTER ONE YEAR       AFTER
                                              YEAR            THROUGH           FIVE
LOAN MATURITIES                             OR LESS         FIVE YEARS          YEARS           TOTAL
----------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
Commercial                                  $260,132           $167,154        $53,991       $ 481,277
Commercial Tax-Exempt                          1,450              4,064          7,699          13,213
----------------------------------------------------------------------------------------------------------
   Total Commercial Loans                    261,582            171,218         61,690         494,490
----------------------------------------------------------------------------------------------------------
Agricultural                                  62,211              9,040            231          71,482
----------------------------------------------------------------------------------------------------------
Real Estate
   Construction                              112,312             29,357          1,354         143,023
   Commercial Mortgage                        85,585            376,774         74,497         536,856
   Agricultural Mortgage                      10,538             26,582          6,605          43,725
   1-4 Family Mortgage                        22,737            123,497         27,626         173,860
----------------------------------------------------------------------------------------------------------
     Total Real Estate                       231,172            556,210        110,082         897,464
----------------------------------------------------------------------------------------------------------
Consumer                                      43,929             79,867            595         124,391
----------------------------------------------------------------------------------------------------------
   Total Loans                              $598,894           $816,335       $172,598      $1,587,827
----------------------------------------------------------------------------------------------------------
Variable-Rate Loans                         $298,981           $317,715       $127,263       $ 743,959
Fixed-Rate Loans                             299,913            498,620         45,335         843,868
----------------------------------------------------------------------------------------------------------
   Total Loans                              $598,894           $816,335       $172,598      $1,587,827
----------------------------------------------------------------------------------------------------------

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

      Nonperforming assets consist of loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement. These include loans on nonaccrual status or that have been restructured, and other assets, primarily real estate, acquired in partial or full satisfaction of loan obligations. The Company's policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income unless the collateral provides more than adequate margin to ensure collection of that interest. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower's financial condition. The Company's classification of nonperforming loans includes those loans for which management believes collection is doubtful. Management is not aware of any specific borrower relationships that are not reported as nonperforming where management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

      Nonperforming assets of $17.2 million at December 31, 2000 increased $2.9 million, 20.4% compared to December 31, 1999 levels of $14.3 million, which decreased $1.5 million or 9.4% compared with December 31, 1998 levels of $15.8 million. Nonperforming loans of $12.5 million at December 31, 2000 increased $4.1 million or 49.6% compared to $8.3 million at December 31, 1999. The increase in nonperforming loans during 2000 resulted primarily from the addition of $5.2 million in restructured loans during second quarter 2000, when the Company reduced interest rates on certain commercial loans to the national prime rate. Nonperforming loans at December 31, 1999 decreased $2.1 million or 19.9% compared with December 31, 1998 levels of $10.4 million. Nonaccrual loans of $9.0 million at December 31, 2000 increased $658,000 or 7.9% compared with December 31, 1999 levels of $8.3 million. The increase is primarily a result of a 116.3% increase in the number of nonaccrual loans with the majority of the additions consisting of smaller credits. Nonaccrual loans at December 31, 1999 decreased $2.1 million or 19.9% compared with December 31, 1998 levels of $10.4 million. Cross-border nonaccrual loans at December 31, 2000 of $4.0 million decreased by $266,000 or 6.2% compared to $4.3 million at December 31, 1999. The decrease in foreclosed assets during 2000 was primarily attributable to the sale of the larger foreclosed assets and two large writedowns taken in 2000 totaling $476,000. See "Noninterest Expense" below.

      Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at December 31, 2000, 1999 and 1998 that are not classified as nonaccrual totaled $4.0 million, $2.7 million and $3.1 million, respectively. The increase in accruing loans past due 90 days or more at December 31, 2000 as compared to the year ended December 31, 1999 is partly attributable to the addition of several large credits. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at December 31, 2000 increased to 1.33% from 1.23% at December 31, 1999 primarily as a result to the increase in restructured loans.

      An analysis of the components of nonperforming assets for each of the last five years follows:

                                                                                   DECEMBER 31,
                                                        -------------------------------------------------------------------
NONPERFORMING ASSETS                                          2000         1999         1998         1997         1996
---------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
Nonaccrual Loans                                            $ 8,999       $ 8,341     $10,414      $ 8,355      $ 6,801
Renegotiated Loans                                            3,482             -           -            -            1
---------------------------------------------------------------------------------------------------------------------------
   Nonperforming Loans                                       12,481         8,341      10,414        8,355        6,802
Foreclosed and Other Assets                                   4,733         5,958       5,368        3,331        1,121
---------------------------------------------------------------------------------------------------------------------------
   Total Nonperforming Assets                                17,214        14,299      15,782       11,686        7,923
Accruing Loans 90 Days or More Past Due                       4,022         2,697       3,099        3,287        5,328
---------------------------------------------------------------------------------------------------------------------------
   Total Nonperforming Assets and Accruing Loans
     90 Days or More Past Due                               $21,236       $16,996     $18,881      $14,973      $13,251
---------------------------------------------------------------------------------------------------------------------------
Nonperforming Loans as a % of Total Loans                      0.79%         0.61%       0.96%        0.88%        0.83%
Nonperforming Assets as a % of Total Loans and
   Foreclosed Assets                                           1.08          1.04        1.44         1.22         0.97
Nonperforming Assets as a % of Total Assets                    0.71          0.67        0.90         0.76         0.58
Nonperforming Assets Plus Accruing Loans 90 Days
   or More Past Due as a % of Total Loans and
   Foreclosed Assets                                           1.33          1.23        1.72         1.57         1.62
---------------------------------------------------------------------------------------------------------------------------

      Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 2000, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

      The allowance for loan losses at December 31, 2000 totaled $19.5 million, representing a net increase of $2.7 million or 16.4% compared to $16.7 million at December 31, 1999. The increase in the allowance is primarily due to an increase in the loan portfolio by 15.5% in 2000 compared to 1999. Management believes that the allowance for loan losses at December 31, 2000 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

      The following table summarizes the activity in the allowance for loan losses:

                                                                                 YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSS ACTIVITY                         2000             1999            1998              1997             1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
Balance at Beginning of Period                          $16,711          $13,236          $11,291            $10,806        $5,376
Balance from Acquisitions                                     -            1,576              308                  -         4,647
Provision for Loan Losses                                 8,927            5,432            9,729              2,947         2,173
Charge-Offs
   Commercial                                             4,722            2,279            1,600              1,778           968
   Agricultural                                              48              106            5,453                477           158
   Real Estate                                              247              192              875                 59            82
   Consumer                                               1,992            1,561            1,230                907           732
------------------------------------------------------------------------------------------------------------------------------------
     Total Charge-Offs                                    7,009            4,138            9,158              3,221         1,940
------------------------------------------------------------------------------------------------------------------------------------
Recoveries
   Commercial                                                84              268              370                136           193
   Agricultural                                             441                5               72                 48             -
   Real Estate                                               10               48              376                350           165
   Consumer                                                 294              284              248                225           192
------------------------------------------------------------------------------------------------------------------------------------
     Total Recoveries                                       829              605            1,066                759           550
------------------------------------------------------------------------------------------------------------------------------------
Net Charge-Offs                                           6,180            3,533            8,092              2,462         1,390
------------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                $19,458          $16,711          $13,236            $11,291       $10,806
------------------------------------------------------------------------------------------------------------------------------------
Ratio of Allowance for Loan Losses to
   Loans Outstanding, Net of Unearned Discount             1.23%            1.22%            1.21%              1.19%         1.32%
Ratio of Allowance for Loan Losses to
   Nonperforming Loans                                   155.90           200.35           127.10             135.14        158.87
Ratio of Net Charge-Offs to Average Total
   Loans Outstanding, Net of Unearned Discount             0.42             0.29             0.79               0.28          0.20
------------------------------------------------------------------------------------------------------------------------------------

      The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the end of each of the last five years follows:

                                                                YEARS ENDED DECEMBER 31,
                   -----------------------------------------------------------------------------------------------------------------
                           2000                   1999                   1998                    1997                   1996
                   ---------------------- ---------------------- ----------------------  ---------------------  --------------------
                               LOANS AS               LOANS AS                LOANS AS               LOANS AS              LOANS AS
ALLOCATION OF THE               PERCENT                PERCENT                PERCENT                PERCENT                PERCENT
ALLOWANCE FOR                  OF TOTAL               OF TOTAL                OF TOTAL               OF TOTAL              OF TOTAL
LOAN LOSSES          AMOUNT      LOANS     AMOUNT       LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS
------------------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Commercial          $ 6,377      31.1%    $ 6,493        30.1%    $ 4,301       30.7%    $ 2,672       29.3%   $ 2,264        31.0%
Agricultural          1,036       4.5         648         4.3         589        4.8       1,427        5.4        421         4.0
Real Estate           8,444      56.5       7,238        55.1       5,247       53.5       5,627       55.5      6,101        55.5
Consumer                730       7.9         950        10.5         738       11.0         527        9.8        465         9.5
Unallocated           2,871         -       1,382           -       2,361          -       1,038          -      1,555           -
------------------------------------------------------------------------------------------------------------------------------------
   Total            $19,458     100.0%    $16,711       100.0%    $13,236      100.0%    $11,291      100.0%   $10,806       100.0%
------------------------------------------------------------------------------------------------------------------------------------

PREMISES AND EQUIPMENT, NET

      Premises and equipment of $76.5 million at December 31, 2000 was comparable to the December 31, 1999 balance of $75.6 million, increasing by $873,000 or 1.2%. Premises and equipment increased $5.8 million or 8.2% for December 31, 1999 compared to $69.8 million at December 31, 1998. The increase for the year ended December 31, 1999 resulted primarily from $5.6 million in premises and equipment obtained through the Harlingen Bancshares, Inc. acquisition.

GOODWILL AND IDENTIFIABLE INTANGIBLES

      Intangibles of $40.4 million at December 31, 2000 decreased $4.4 million or 9.8% compared to $44.8 million at December 31, 1999 and increased $17.9 million or 66.6% compared to $26.9 million at December 31, 1998. The net decrease in 2000 is due to amortization of existing intangibles. The net increase in 1999 is primarily due to $21.0 million in intangibles added for the Harlingen Bancshares, Inc. acquisition partially offset by the $3.2 million in amortization.

DEPOSITS

      Total deposits of $2.1 billion at December 31, 2000 increased $224.4 million or 11.9% compared to December 31, 1999 levels of $1.9 billion, which increased $322.4 million or 20.6% compared to December 31, 1998 levels of $1.6 billion. The increase in total deposits for the year ended December 31, 2000 is attributable in part to the vitality of the Rio Grande Valley economy. The increase in total deposits for the year ended December 31, 1999 is primarily attributable to $183.6 million recorded with the Harlingen Bancshares, Inc. acquisition and the growth in the volume of business conducted by the Company. Total non-interest bearing deposits of $301.3 million for the year ended December 31, 2000 represented an increase of $15.4 million or 5.4% compared to the year ended December 31, 1999 and increased $51.2 million or 21.8% compared to the year ended December 31, 1998. Total public funds deposits (consisting of Public Funds Demand Deposits, Savings, Money Market Checking and Savings and Time Deposits) of $433.6 million for the year ended December 31, 2000 increased $44.1 million or 11.3% compared to $389.5 million for the year ended December 31, 1999. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public funds deposits.

      The following table presents the composition of total deposits at the end of the last three years:

                                                                  DECEMBER 31,
                                              ------------------------------------------------
DEPOSIT COMPOSITION                                 2000             1999           1998
----------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
Demand Deposits
   Commercial and Individual                      $294,046         $277,729       $226,605
   Public Funds                                      7,240            8,137          8,050
----------------------------------------------------------------------------------------------
     Total Demand Deposits                         301,286          285,866        234,655
----------------------------------------------------------------------------------------------
Interest-Bearing Deposits
   Savings
     Commercial and Individual                     110,947          118,512        106,446
     Public Funds                                      365              246          1,265
   Money Market Checking and Savings
     Commercial and Individual                     370,645          298,667        236,157
     Public Funds                                  100,977           78,791         65,081
   Time Deposits
     Commercial and Individual                     900,478          800,935        727,205
     Public Funds                                  325,050          302,329        192,133
----------------------------------------------------------------------------------------------
     Total Interest-Bearing Deposits             1,808,462        1,599,480      1,328,287
----------------------------------------------------------------------------------------------
       Total Deposits                           $2,109,748       $1,885,346     $1,562,942
----------------------------------------------------------------------------------------------
Weighted Average Rate on
   Interest-Bearing Deposits                          5.29%            4.41%          4.67%
----------------------------------------------------------------------------------------------

      Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2000 (dollars in thousands):

MATURITIES OF TIME DEPOSITS
   OF $100,000 OR MORE
-------------------------------------------------------------------------------

Three Months or Less                                               $337,755
After Three through Six Months                                      156,645
After Six through Twelve Months                                     168,049
After Twelve Months                                                  89,923
-------------------------------------------------------------------------------
   Total                                                           $752,372
-------------------------------------------------------------------------------
Weighted Average Rate on Time Deposits of $100,000 or More             6.28%
-------------------------------------------------------------------------------

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

      The following table presents foreign deposits, primarily from Mexican sources:

                                                          DECEMBER 31,
                                                  ----------------------------
FOREIGN DEPOSITS                                      2000          1999
------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Demand Deposits                                      $13,028       $10,318
------------------------------------------------------------------------------
Interest-Bearing Deposits
   Savings                                            20,009        20,882
   Money Market Checking and Savings                  35,465        32,243
   Time Deposits Under $100,000                       79,737        71,319
   Time Deposits of $100,000 or more                 173,652       147,711
------------------------------------------------------------------------------
     Total Interest-Bearing Deposits                 308,863       272,155
------------------------------------------------------------------------------
     Total Foreign Deposits                         $321,891      $282,473
------------------------------------------------------------------------------
Percent of Total Deposits                              15.26%        14.98%
------------------------------------------------------------------------------
Weighted Average Rate on Foreign Deposits               5.19%         4.31%
------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

      Shareholders' equity increased by $39.5 million or 21.0%, during the year ended December 31, 2000 due to comprehensive income of $46.6 million less cash dividends of $8.5 million. Comprehensive income for the period included net income of $35.3 million and unrealized gain on securities available for sale, net of tax, of $11.3 million.

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital:

                                                               DECEMBER 31, 2000             DECEMBER 31, 1999
                                                       --------------------------------------------------------------
RISK-BASED CAPITAL                                          AMOUNT          RATIO           AMOUNT         RATIO
-------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Total Shareholders' Equity before unrealized
   gains or losses on Securities Available for Sale          $229,866                        $201,636
Less Goodwill and Other Deductions                            (40,397)                        (44,796)
---------------------------------------------------------------------------------------------------------------------
Total Tier I Capital                                          189,469                         156,840
Total Tier II Capital                                          19,458                          16,711
---------------------------------------------------------------------------------------------------------------------
   Total Qualifying Capital                                  $208,927                        $173,551
---------------------------------------------------------------------------------------------------------------------
Total Risk-Based Capital                                     $208,927        12.35%          $173,551       11.94%
Total Risk-Based Capital Minimum                              135,379         8.00            116,313        8.00
---------------------------------------------------------------------------------------------------------------------
Tier I Risk-Based Capital                                     189,469        11.20            156,840       10.79
Tier I Risk-Based Capital Minimum                              67,689         4.00             58,157        4.00
---------------------------------------------------------------------------------------------------------------------
Tier I Leverage Capital                                       189,469         8.14            156,840        7.58
Tier I Leverage Capital Minimum                                93,115         4.00             82,777        4.00
---------------------------------------------------------------------------------------------------------------------

      At December 31, 2000, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

ANALYSIS OF RESULTS OF OPERATIONS

NET INCOME

      Net income available for common shareholders was $35.3 million in 2000, compared to $30.9 million in 1999 and $22.5 million in 1998. The increase in net income in 2000 from 1999 by $4.4 million or 14.4% was primarily due to an increase in interest-earning assets. Earnings per diluted common share were $2.19, $1.92 and $1.40 for the years ended December 31, 2000, 1999, and 1998, respectively. Return on assets averaged 1.56%, 1.63% and 1.36%, respectively, while return on shareholders' equity averaged 17.43%, 16.82%, and 13.11%, respectively, for the years ended December 31, 2000, 1999, and 1998, respectively.

NET INTEREST INCOME

      The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2000, 1999, and 1998 (dollars in thousands):

                                                                     YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------------------------------
                                             2000                             1999                                1998
                               -------------------------------- ---------------------------------- ---------------------------------
                                  AVERAGE               YIELD/    AVERAGE                YIELD/      AVERAGE                 YIELD/
TAXABLE-EQUIVALENT BASIS (1)      BALANCE    INTEREST    RATE     BALANCE     INTEREST   RATE        BALANCE      INTEREST   RATE
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
  Loans
   Commercial                  $  507,103    $49,400    9.74%  $  427,828    $ 38,560     9.01%   $  355,014      $32,085     9.04%
   Real Estate                    841,084     82,831    9.85      650,168      61,578     9.47       556,800       54,158     9.73
   Consumer                       134,441     14,407   10.72      131,613      13,745    10.44       111,713       11,474    10.27
------------------------------------------------------------------------------------------------------------------------------------
    Total Loans                 1,482,628    146,638    9.89    1,209,609     113,883     9.41     1,023,527       97,717     9.55
------------------------------------------------------------------------------------------------------------------------------------
  Securities
   Taxable                        511,414     32,432    6.34      444,021      27,244     6.14       402,457       25,138     6.25
   Tax-Exempt                      48,702      3,587    7.37       44,485       3,170     7.13        30,310        2,357     7.78
------------------------------------------------------------------------------------------------------------------------------------
    Total Securities              560,116     36,019    6.43      488,506      30,414     6.23       432,767       27,495     6.35
------------------------------------------------------------------------------------------------------------------------------------
  Time Deposits                     3,920        238    6.07        1,621         114     7.03         1,300           76     5.85
  Federal Funds Sold                5,909        367    6.21       20,347       1,000     4.91        33,617        1,829     5.44
------------------------------------------------------------------------------------------------------------------------------------
   Total Interest-Earning
    Assets                      2,052,573   $183,262    8.93%   1,720,083    $145,411     8.45%    1,491,211     $127,117     8.52%
------------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks            62,797                          56,414                             54,531
Premises and Equipment, Net        76,613                          71,001                             64,937
Other Assets                       83,848                          64,310                             55,866
Allowance for Loan Losses         (18,638)                        (14,928)                           (12,410)
------------------------------------------------------------------------------------------------------------------------------------
   Total Assets                $2,257,193                      $1,896,880                         $1,654,135
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
Interest-Bearing Liabilities
  Savings                       $ 118,887     $2,624    2.21%  $  112,948     $ 2,517     2.23%   $  105,243      $ 2,986     2.84%
  Money Market Checking
   and Savings                    413,863     14,051    3.40      316,929       9,018     2.85       258,885        7,521     2.91
  Time Deposits                 1,175,406     67,455    5.74    1,001,399      49,960     4.99       879,379       47,590     5.41
------------------------------------------------------------------------------------------------------------------------------------
   Total Savings and
    Time Deposits               1,708,156     84,130    4.93    1,431,276      61,495     4.30     1,243,507       58,097     4.67
------------------------------------------------------------------------------------------------------------------------------------
   Other Borrowed Money            40,369      2,383    5.90       15,377         726     4.72         5,772          287     4.97
------------------------------------------------------------------------------------------------------------------------------------
   Total Interest-Bearing
    Liabilities                 1,748,525    $86,513    4.95%   1,446,653     $62,221     4.30%    1,249,279      $58,384     4.67%
------------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                   290,872                         253,454                            218,708
Other Liabilities                  15,298                          13,383                             14,721
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities             2,054,695                       1,713,490                          1,482,708
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity              202,498                         183,390                            171,427
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and
   Shareholders' Equity        $2,257,193                      $1,896,880                         $1,654,135
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                          $96,749                          $83,190                             $68,733
------------------------------------------------------------------------------------------------------------------------------------
Net Yield on Total Interest-
   Earning Assets                                       4.71%                              4.84%                              4.61%
------------------------------------------------------------------------------------------------------------------------------------

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).

      Net interest income, reported on a tax equivalent basis, increased $13.6 million or 16.3% to $96.7 million in 2000, compared to $83.2 million in 1999. The increase in net interest income was largely due to growth of 19.3% in average interest-earning assets, which rose to $2.1 billion in 2000 compared to $1.7 billion in 1999. Furthermore, the increase was facilitated by higher yields on interest-earning assets. Loan yield for 2000 increased as a result of an increase in the average prime rate from 7.99% in 1999 to 9.24% in 2000. In addition, the increase in securities yield in 2000 compared to 1999 resulted from lower yielding securities maturing and the reinvesting of the proceeds into higher yielding securities. The increase in the rate paid on interest-bearing liabilities during 2000 was primarily attributable to the general increase in average short-term interest rates and increased competition from local financial institutions. The net interest margin decreased to 4.71% in 2000, compared to 4.84% in 1999.

      Tax-equivalent net interest income was $83.2 million for 1999, an increase of $14.5 million or 21.0% compared to 1998. The increase in net interest income was largely due to growth of 15.3% in average interest-earning assets, which rose to $1.7 billion in 1999 compared to $1.5 billion in 1998. The increase was partially offset by lower yields on interest-earning assets. Loan yield for 1999 decreased as a result of a decrease in the average prime rate from 8.36% in 1998 to 7.99% in 1999. In addition, the decrease in securities yield in 1999 compared to 1998 resulted from higher yielding securities maturing and the reinvesting of the proceeds into lower yielding securities. The net interest margin for 1999 was 4.84% compared to 4.61% in 1998.

      The net interest income and the yield on earning assets were reduced by interest foregone on impaired loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have approximated $1.3 million, $1.9 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of interest income on impaired loans included in net income for cash payments received was $490,000 in 2000, $156,000 in 1999, and $232,000 in 1998.

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

                                                                        INCREASE (DECREASE)
                                   -----------------------------------------------------------------------------------------------
                                               YEAR ENDED DECEMBER 31,                        YEAR ENDED DECEMBER 31,
                                                2000 COMPARED TO 1999                           1999 COMPARED TO 1998
                                   ------------------------------------------------ ----------------------------------------------
                                                    DUE TO CHANGE IN                              DUE TO CHANGE IN
                                        NET      ---------------------     RATE/       NET     ----------------------    RATE/
TAXABLE-EQUIVALENT BASIS (1)          CHANGE       VOLUME       RATE      VOLUME     CHANGE      VOLUME        RATE      VOLUME
----------------------------------------------------------------------------------------------------------------------------------
Interest Income
   Loans                             $32,755      $25,705     $ 5,752     $1,298     $16,166    $17,765      $(1,353)    $(246)
   Securities
     Taxable                           5,188        4,135         914        139       2,106      2,596         (444)      (46)
     Tax-Exempt                          417          301         106         10         813      1,102         (197)      (92)
   Time Deposits in Bank                 124          162         (16)       (22)         38         19           15         4
   Federal Funds Sold                   (633)        (710)        264       (187)       (829)      (722)        (177)       70
----------------------------------------------------------------------------------------------------------------------------------
     Total Interest Income            37,851       29,593       7,020      1,238      18,294     20,760       (2,156)     (310)
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Deposits                           22,635       11,896       8,998      1,741       3,398      8,773       (4,670)     (705)
   Other Borrowed Money                1,657        1,180         182        295         439        477          (14)      (24)
----------------------------------------------------------------------------------------------------------------------------------
     Total Interest Expense           24,292       13,076       9,180      2,036       3,837      9,250       (4,684)     (729)
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income Before
Allocation of
   Rate/Volume                        13,559       16,517      (2,160)      (798)     14,457     11,510        2,528       419
Allocation of Rate/Volume                  -         (196)       (602)       798           -       (765)       1,184      (419)
----------------------------------------------------------------------------------------------------------------------------------
Changes in Net Interest Income       $13,559      $16,321     $(2,762)    $    -     $14,457    $10,745      $ 3,712      $  -
----------------------------------------------------------------------------------------------------------------------------------

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 2000 and 1999).

PROVISION FOR LOAN LOSSES

      The Company recorded a provision for loan losses of $8.9 million for 2000, compared to $5.4 million for 1999 and $9.7 million for 1998. The increase in the provision is primarily attributable to charge-offs in excess of specific reserves by approximately $3.1 million for 2000. The majority or $2.0 million of the excess charge-offs over specific reserves relates to excess charge-offs taken on the loans restructured during second quarter 2000. Net charge-offs totaled $6.2 million and $3.5 million for 2000 and 1999, respectively, and increased to 0.42% of average loans in 2000 compared to 0.29% of average loans in 1999. The increase in net charge-offs is primarily attributable to $2.6 million charged off on the restructured relationship. Net charge-offs were $8.1 million or 0.79% of average loans in 1998. Charge-offs of $5.5 million on agricultural loans during 1998, factored heavily in the decrease in the provision for loan losses by $4.3 million or 44.2% in 1999 compared to 1998.

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

NONINTEREST INCOME

      Noninterest Income totaled $21.6 million for 2000 compared to $17.4 million for 1999 and $17.7 million for 1998. Excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale, Noninterest Income increased $4.2 million or 23.9% in 2000 compared to 1999 and $2.6 million or 17.9% in 1999 compared to 1998. The Noninterest Income growth in 2000 resulted primarily from the increased volume of business conducted by the Company and the realization of a full year of service charges assessed on deposits acquired through the Harlingen Bancshares, Inc. acquisition during the latter part of 1999.

      Total Service Charges were $14.8 million for 2000 compared to $12.1 million for 1999 and $10.1 million for 1998. The increase in Total Service Charges in 2000 by $2.7 million or 22.4% compared to 1999 is primarily due to an increase of $1.6 million or 27.2% in non-sufficient check and return item charges. Furthermore, Total Service Charges also increased as a result of deposit growth and the realization of a full year of charges assessed on deposits acquired through the Harlingen Bancshares, Inc. acquisition. The increase in Total Service Charges during 1999 by $1.9 million or 19.1% is attributable to increased account transaction fees generated by deposit growth, an increase in amount charged for checks drawn on non-sufficient funds, and a decrease in the percentage of non-sufficient check charges waived.

      Trust Service Fees were $2.3 million for 2000 compared to $2.0 million for 1999 and $1.8 million for 1998. The increase in Trust Service Fees during 2000 by $336,000 or 17.1% is attributable to an increase in the market value of trust accounts managed by 7.6%, as well as an increase in fees effective April 1, 2000. The fair market value of assets managed was $384.6 million at December 31, 2000 compared to $357.6 million at December 31, 1999. In addition, the Trust Service Fees increased by $195,000 or 11.0% in 1999 compared to 1998 primarily due to an increase in the market value of trust accounts managed by 8.8%. The fair market value of assets managed at December 31, 1998 was $328.7 million. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

      Net Realized Gains on Sales of Securities Available for Sale were $12,000 for 2000 compared to $1,000 for 1999 and $2.9 million for 1998. During 2000 and 1999, market opportunities to realize bond profits were limited as bond prices generally fell. During the latter half of 1998, long-term interest rates reached or neared 30 year lows. This coupled with management's belief in the fundamental underlying strength of the U.S., Texas and Rio Grande Valley economies, presented an opportunity to realize some of the gains in the Securities Available for Sale portfolio during 1998.

      Data Processing Service Fees of $2.7 million for 2000 increased $572,000 or 27.2% compared to $2.1 million for 1999. This increase primarily arose from the acquisition of an additional banking client during 2000, the recognition of a full year's income on the banking client obtained during 1999 and increased utilization of services offered to existing clients. Data Processing Service Fees of $2.1 million in 1999 increased by $589,000 or 38.9% compared to $1.5 million in 1998 primarily due to the acquisition of an additional banking client during 1999, the recognition of a full year's income on the two banking clients obtained during 1998 and increased utilization in 1999 of services offered to existing clients. The number of data processing clients as of December 31, 2000, 1999 and 1998 was 8, 7, and 6, respectively.

      Other Operating Income of $1.8 million for 2000 increased $545,000 or 43.8% compared to $1.2 million reported for 1999. Other Operating Income in 1999 of $1.2 million was comparable to $1.3 million reported for 1998. The increase in Other Operating Income during 2000 was primarily attributable to a $167,000 gain on a sale of land. In addition, income from the Rabbi Trust increased by $103,000 during 2000 compared to 1999. The Rabbi Trust was set up to provide funding for the Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. In addition, Check Order Charges increased by $159,000 compared to 1999. The increase in Check Order Charges resulted from an increase in the volume of deposit accounts, as well as $25,000 quarterly incentive rebates received from the check printing company beginning first quarter 2000.

NONINTEREST EXPENSE


      Noninterest Expense of $53.5 million for 2000 increased $7.7 million or 16.7% compared to $45.9 million for 1999. Noninterest Expense of $45.9 million for 1999 increased $4.8 million or 11.6% compared to $41.1 million for 1998. The increase results primarily from higher personnel costs and the amortization of goodwill and intangible assets acquired with the Harlingen Bancshares, Inc. acquisition. The efficiency ratio of expense to total revenue improved to 44.71% compared to 45.29% for 1999 and 48.86% for 1998. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

      Salaries and Employee Benefits, the largest category of Noninterest Expense, were $26.6 million in 2000, $22.4 million in 1999 and $18.5 million in 1998. The increase in 2000 over 1999 by $4.3 million or 19.0% was primarily due to the Company recognizing a full year's salary and benefits on staff acquired as a result of the Harlingen Bancshares, Inc. acquisition, as well as increases in annual base salaries and higher levels of staff. Furthermore, premiums on medical insurance increased by approximately $693,000 in 2000 compared to 1999. The increase in 1999 over 1998 by $3.9 million or 20.8% reflects increases in base salaries and higher levels of staff, including the staff acquired as a result of the Harlingen Bancshares, Inc. acquisition. In addition, during 1999 the Company paid bonuses to its officers totaling $908,000. At the end of 2000, the Company had approximately 935 full-time equivalent employees, compared to 888 at year end 1999 and 727 at year end 1998. Salaries and Employee Benefits averaged 1.18% of average assets in 2000 compared to 1.18% in 1999 and 1.12% in 1998.

      Net Occupancy Expense of $4.0 million for 2000 was comparable to $3.8 million reported for 1999, increasing by only $199,000 or 5.3%. Although expenses in this category generally increased, the increase was offset by an additional $601,000 in rental income generated from leasing space in the corporate building. Net Occupancy Expense of $3.8 million for 1999 was comparable to $3.6 million for 1998, decreasing by only $136,000 or 3.7%. Although expenses associated with the corporate headquarters building in McAllen, Texas, which opened mid-1998, increased in 1999, the increase was offset by an increase in rental income generated from leasing office space.

      Equipment Expense of $6.1 million for 2000 increased $1.0 million or 19.5% compared to $5.1 million for 1999. During 1999, Equipment Expense increased $528,000 or 11.5% compared to $4.6 million for 1998. Expenses associated with the corporate headquarters building contributed to the increase in Equipment Expense during 1998.

      Other Real Estate Expense, Net, includes rental income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net increased $318,000 or 95.8% in 2000 compared to $332,000 for 1999. The net increase in the 2000 was primarily attributable to a $326,000 write-down on a foreclosed property. Other Real Estate Expense, Net of $332,000 for 1999 was comparable to $307,000 reported for 1998, increasing by only $25,000 or 8.1%. Management is actively seeking buyers for all Other Real Estate.

      Amortization of Goodwill and Identifiable Intangibles of $4.5 million for 2000 increased $1.3 million or 40.5% compared to $3.2 million for 1999. Amortization of Goodwill and Identifiable Intangibles increased to $3.2 million in 1999 compared to $2.7 million in 1998, an increase of $520,000 or 19.5%. The increases in Amortization of Goodwill and Identifiable Intangibles were attributable to the amortization of $21.0 million of goodwill and other intangibles added in fourth quarter 1999 with the Harlingen Bancshares, Inc. acquisition.

      One Time Charge - Acquisitions of $728,000 in 1998 related primarily to professional fees and computer conversion costs resulting from the Company's 1998 acquisitions.

      Other Noninterest Expense of $11.7 million for 2000 increased by $592,000 or 5.3% compared to $11.1 million for 1999. Other Noninterest Expense of $11.1 million for 1999 is comparable to $10.7 million reported for 1998, increasing by only $453,000 or 4.3%. The increases for 2000 and 1999 were primarily attributable to an increased volume of business, primarily due to the 1999 acquisition. The increase in Other Noninterest Expense during 2000 was partially offset by a $1.8 million judgement collected during the year.

      A detailed summary of Noninterest Expense during the last three years follows (dollars in thousands):

                                                                              2000          1999          1998
--------------------------------------------------------------------------------------------------------------------
Salaries and Wages                                                           $21,168       $17,841       $15,108
Employee Benefits                                                              5,468         4,537         3,418
--------------------------------------------------------------------------------------------------------------------
   Total Salaries and Employee Benefits                                       26,636        22,378        18,526
--------------------------------------------------------------------------------------------------------------------
Net Occupancy Expense                                                          3,966         3,767         3,631
--------------------------------------------------------------------------------------------------------------------
Equipment Expense                                                              6,127         5,127         4,599
--------------------------------------------------------------------------------------------------------------------
Other Real Estate Expense, Net
   Rental Income                                                                (620)         (389)         (154)
   Gain on Sale                                                                 (103)         (171)         (257)
   Expenses                                                                      920           875           674
   Write-Downs                                                                   453            17            44
--------------------------------------------------------------------------------------------------------------------
     Total Other Real Estate Expense, Net                                        650           332           307
--------------------------------------------------------------------------------------------------------------------
Amortization of Goodwill and Identifiable Intangibles                          4,469         3,180         2,660
--------------------------------------------------------------------------------------------------------------------
One Time Charge - Acquisitions                                                     -             -           728
--------------------------------------------------------------------------------------------------------------------
Other Noninterest Expense
   Advertising and Public Relations                                            1,971         1,495         1,536
   Data Processing and Check Clearing                                          1,766         1,480         1,183
   Director Fees                                                                 356           344           333
   Franchise Tax                                                                (519)          334           600
   Insurance                                                                     387           400           430
   FDIC Insurance                                                                405           191           166
   Legal                                                                         817           663         1,255
   Professional Fees                                                           1,338         1,136           638
   Postage, Delivery and Freight                                               1,009           916           816
   Printing, Stationery and Supplies                                           1,779         1,447         1,325
   Telephone                                                                     716           628           534
   Other Losses                                                                    4           759            68
   Miscellaneous Expense                                                       1,667         1,311         1,767
--------------------------------------------------------------------------------------------------------------------
     Total Other Noninterest Expense                                          11,696        11,104        10,651
--------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                                    $53,544       $45,888       $41,102
--------------------------------------------------------------------------------------------------------------------

      Franchise Tax for 2000 decreased $853,000 or 255.4% compared to $334,000 for 1999. The decrease was attributable to $872,000 in franchise tax refunds received during 2000 for overpayments made in previous years.

INCOME TAX EXPENSE

      The Company recorded income tax expense of $18.8 million for 2000 compared to $16.8 million for 1999 and $11.6 million for 1998. The changes in income tax expense are due primarily to changes in the level of pretax income. Furthermore, during 2000 the Company received state income tax refunds totaling $613,000 resulting in a decrease in income tax expense.

CAPITAL AND LIQUIDITY

      Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2000, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.35%, a Tier I risk-based capital ratio of 11.20% and a leverage ratio of 8.14%.

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

      Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At December 31, 2000, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government

Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, was 30.8% compared to 30.3% at December 31, 1999 and 33.0% at December 31, 1998.

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

      During 2000, funds for $172.9 million of securities purchases and $214.5 million of net loan growth came from various sources, including a net increase in deposits of $224.4 million, $107.6 million in proceeds from maturing and sold securities, $53.0 million from operating activities and $29.6 from borrowed funds.

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

      In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a "driver" and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The following table summarizes the simulated change in net interest income over a 12-month period as of December 31, 2000 and December 31, 1999:

                                                              INCREASE (DECREASE) IN
                                                               NET INTEREST INCOME
CHANGES IN INTEREST            ESTIMATED NET    ----------------------------------------------------
RATES (BASIS POINTS)          INTEREST INCOME                   AMOUNT                    PERCENT
----------------------------------------------------------------------------------------------------
                                                (Dollars in Thousands)
December 31, 2000
   +100                               $96,684                   $ 1,822                      1.9%
      -                                94,862                         -                        -
   -100                                91,521                    (3,341)                    (3.5)
December 31, 1999
   +100                                99,136                     1,189                      1.2
      -                                97,947                         -                        -
   -100                                95,954                    (1,993)                    (2.0)
----------------------------------------------------------------------------------------------------

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

      The interest rate sensitivity gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities within a given time period ("GAP"). A GAP ratio is determined by dividing rate sensitive assets by rate sensitive liabilities. A ratio of 1.0 indicates a perfectly matched position, in which case the effect on net interest income due to interest rate movements would be zero. The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 2000:

                                                   0-3            4-6             7-12           1-5           OVER
INTEREST RATE SENSITIVITY ANALYSIS                MONTHS         MONTHS          MONTHS         YEARS        5 YEARS       TOTAL
--------------------------------------------- --------------- -------------- --------------- ------------- ------------- -----------
                                                                               (Dollars in Thousands)
Loans                                           $ 868,799       $ 80,098        $ 94,975         $498,620       $45,335   $1,587,827
Securities
   Available for Sale                               6,338            100          15,333          321,082       277,449      620,302
   Held to Maturity                                   334              -             165            1,144             -        1,643
Time Deposits                                         724            198             888              495             -        2,305
Federal Funds Sold                                  4,800              -               -                -             -        4,800
--------------------------------------------- --------------- -------------- --------------- ------------- ------------- -----------
      Total Interest-Bearing Assets               880,995         80,396         111,361          821,341       322,784    2,216,877
--------------------------------------------- --------------- -------------- --------------- ------------- ------------- -----------
Savings                                           111,312              -               -                -             -      111,312
Money Market Checking and Savings Accounts        471,622              -               -                -             -      471,622
Time Deposits                                     466,239        277,100         313,744          167,976           469    1,225,528
Other Borrowed Money                               64,229              -               -                -             -       64,229
--------------------------------------------- --------------- -------------- --------------- ------------- ------------- -----------
      Total Interest-Bearing Liabilities        1,113,402        277,100         313,744          167,976           469    1,872,691
--------------------------------------------- --------------- -------------- --------------- ------------- ------------- -----------
Rate Sensitivity GAP (1)                        $(232,407)     $(196,704)      $(202,383)        $653,365      $322,315    $ 344,186
--------------------------------------------- --------------- -------------- --------------- ------------- ------------- -----------
Cumulative Rate Sensitivity GAP                 $(232,407)     $(429,111)      $(631,494)         $21,871      $344,186
--------------------------------------------- --------------- -------------- --------------- ------------- ------------- -----------
Ratio of Cumulative Rate Sensitivity GAP to
   Total Assets                                     (9.58)%       (17.69)%        (26.03)%
Ratio of Cumulative Rate Sensitive
   Interest-Earning Assets to Cumulative Rate
   Sensitive Interest-Bearing Liabilities           0.79:1         0.69:1          0.63:1
--------------------------------------------- --------------- -------------- --------------- ------------- ------------- -----------

(1) Rate sensitive interest-earning assets less rate sensitive interest-bearing liabilities.

CURRENT ACCOUNTING ISSUES

      The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of Statement 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available for sale or trading. The Financial Accounting Standards Board's Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement No. 133", deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Financial Accounting Standards Board's Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", amended the accounting and reporting under Statement 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company adopted these statements on January 1, 2001. The Company currently does not hold any derivative instruments or embedded derivatives and does not hedge or plan to hedge in the immediate future. The implementation of Statement 133 did not have an impact on its consolidated financial statements.

      The Financial Accounting Standards Board's Statement No. 140 ("Statement 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replaces the Financial Accounting Standards Board's Statement No. 125 ("Statement 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", but carries over most of Statement 125's provisions without change. Statement 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000. The Company has adopted the disclosure requirements and does not expect that the adoption of the remaining provisions of Statement 140 to have a material impact on its consolidated financial statements.

FOURTH QUARTER RESULTS

      The fourth quarter net income for 2000 of $9.5 million or $0.59 per diluted common share reflected an increase of $1.2 million or 14.1% compared to $8.3 million or $0.52 per share for fourth quarter 1999. Results for fourth quarter 2000 reflected increases in net interest income and noninterest income compared to fourth quarter 1999.

      Net interest income, on a tax-equivalent basis, of $24.6 million for fourth quarter 2000 increased $1.2 million or 5.3% compared to $23.4 million for fourth quarter 1999. The increase resulted from an increase in interest-earning assets, primarily driven by strong loan growth of 15.0%. The funding of the loan growth was facilitated primarily through growth in time deposits, which contributed to a decrease in the interest margin. Average earning assets of $2.2 billion for fourth quarter 2000 increased by $254.7 million or 13.4% compared to $1.9 billion for fourth quarter 1999. Net interest margin for fourth quarter 2000 was 4.55% compared to 4.88% for fourth quarter 1999.

      The provision for loan losses charged against earnings in fourth quarter 2000 totaled $1.9 million compared to $1.0 million for fourth quarter 1999, reflecting an increase of $865,000 or 85.6%. The increase in the provision is primarily attributable to charge-offs in excess of specific reserves of approximately $645,000 during fourth quarter 2000. Net charge-offs of $1.0 million for fourth quarter 2000 increased $65,000 or 6.8% compared to $954,000 for fourth quarter 1999. The Company recovered $410,000 during fourth quarter 2000 on an agricultural loan charged-off in 1998.

      Noninterest income of $5.7 million for fourth quarter 2000 increased $940,000 or 19.7% compared to $4.8 million for fourth quarter 1999. The increase is primarily due to an increase in service charges on deposit accounts and data processing.

      Noninterest expense of $13.4 million for fourth quarter 2000 decreased $394,000 or 2.9% compared to $13.8 million for fourth quarter 1999. Although expenses in this category generally increased, the increase was offset by a $1.8 million judgement collected by the Company during fourth quarter 2000. The efficiency ratio of expense to total revenue averaged 43.61% for fourth quarter 2000 compared to 48.81% for fourth quarter 1999.

      The fourth quarter net income for 2000 was $9.5 million or $0.59 per diluted common share reflected an increase of $574,000 or 6.4% compared to $8.9 million or $0.55 per diluted common share for third quarter 2000. Operating results for fourth quarter 2000 reflected an increase in net interest income, noninterest income and noninterest expense from third quarter 2000.

      Net interest income, on a tax-equivalent basis, of $24.6 million for fourth quarter 2000 increased $322,000 or 1.3% compared to $24.3 million for third quarter 2000, reflecting a continued increase in volume of earning assets. Average earning assets of $2.2 billion for fourth quarter 2000 increased $85,000 or 4.1% compared to $2.1 billion for third quarter 2000. The fourth quarter 2000 net interest margin of 4.55% compared to 4.67% in third quarter 2000.

      The provision for loan losses charged against earnings in fourth quarter 2000 of $1.9 million compared to $2.6 million for third quarter 2000, reflecting a decrease of $683,000 or 26.7%. Net charge-offs of $1.0 million for fourth quarter 2000 decreased $1.2 million or 53.6% compared to net charge-offs of $2.2 million for third quarter 2000.

      Noninterest income of $5.7 million for fourth quarter 2000 increased $439,000 or 8.3% compared to $5.3 million for third quarter 2000. The increase was primarily due to an increase in service charges due to deposit growth.

      Noninterest expense of $13.4 million for fourth quarter 2000 was comparable to $13.3 million for third quarter 2000, increasing by $56,000 or 0.4%. The efficiency ratio of expense to total revenue averaged 43.61% for fourth quarter 2000 compared to 45.15% for third quarter 2000.

      The nonaccrual and renegotiated loans at December 31, 2000 of $12.5 million decreased $1.6 million or 11.7% compared to $14.1 million at September 30, 2000 primarily due to payments received on the restructured relationship.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

Board of Directors
Texas Regional Bancshares, Inc.

      We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                KPMG LLP
Austin, Texas
January 15, 2001

CONSOLIDATED FINANCIAL STATEMENTS
TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                                      DECEMBER 31,
CONSOLIDATED BALANCE SHEETS                                                                 ---------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                                        2000             1999
-----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and Due From Banks                                                                    $   74,469       $   66,819
   Time Deposits                                                                                   2,305            5,077
   Federal Funds Sold                                                                              4,800                -
-----------------------------------------------------------------------------------------------------------------------------
     Total Cash and Cash Equivalents                                                              81,574           71,896
   Securities Available for Sale, at Fair Value                                                  620,302          525,938
   Securities Held to Maturity, at Amortized Cost (Fair Value of
     $1,682 in 2000 and $8,071 in 1999)                                                            1,643            8,010
   Loans, Net of Unearned Discount of $3,624 in 2000 and $5,154 in 1999                        1,587,827        1,374,759
   Less: Allowance for Loan Losses                                                               (19,458)         (16,711)
-----------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                                                 1,568,369        1,358,048
   Premises and Equipment, Net                                                                    76,456           75,583
   Accrued Interest Receivable                                                                    24,939           19,869
   Other Real Estate                                                                               3,906            5,268
   Goodwill and Identifiable Intangibles                                                          40,397           44,796
   Other Assets                                                                                    8,511           11,282
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                             $2,426,097       $2,120,690
-----------------------------------------------------------------------------------------------------------------------------
Liabilities
   Deposits
     Demand                                                                                    $ 301,286        $ 285,866
     Savings                                                                                     111,312          118,758
     Money Market Checking and Savings                                                           471,622          377,458
     Time Deposits                                                                             1,225,528        1,103,264
-----------------------------------------------------------------------------------------------------------------------------
       Total Deposits                                                                          2,109,748        1,885,346
   Other Borrowed Money                                                                           64,229           34,608
   Accounts Payable and Accrued Liabilities                                                       24,416           12,548
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                         2,198,393        1,932,502
-----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 10, 11, 17 and 18)
Shareholders' Equity
   Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
     None Issued and Outstanding                                                                       -                -
   Common Stock - Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
     Issued and Outstanding 16,090,546 Shares in 2000 and 14,524,739 Shares
     in 1999                                                                                      16,091           14,525
   Paid-In Capital                                                                               134,084           88,834
   Retained Earnings                                                                              79,691           98,277
   Accumulated Other Comprehensive Loss                                                           (2,162)         (13,448)
-----------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                                  227,704          188,188
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                                               $2,426,097       $2,120,690
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                              YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME           -------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                             2000          1999           1998
-----------------------------------------------------------------------------------------------------------------
Interest Income
   Loans, Including Fees                                                $146,145      $113,382        $97,064
   Securities
     Taxable                                                              32,432        27,244         25,138
     Tax-Exempt                                                            2,355         2,101          1,542
   Time Deposits                                                             238           114             76
   Federal Funds Sold                                                        367         1,000          1,829
-----------------------------------------------------------------------------------------------------------------
     Total Interest Income                                               181,537       143,841        125,649
-----------------------------------------------------------------------------------------------------------------
Interest Expense
   Deposits                                                               84,130        61,495         58,097
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements                                      1,339           726            287
   Federal Home Loan Bank Advances                                         1,044             -              -
-----------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                               86,513        62,221         58,384
-----------------------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for Loan Losses                      95,024        81,620         67,265
Provision for Loan Losses                                                  8,927         5,432          9,729
-----------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision for Loan Losses                    86,097        76,188         57,536
-----------------------------------------------------------------------------------------------------------------
Noninterest Income
   Service Charges on Deposit Accounts                                    11,863         9,799          8,025
   Other Service Charges                                                   2,933         2,286          2,122
   Trust Service Fees                                                      2,301         1,965          1,770
   Net Realized Gains on Sales of Securities
     Available for Sale                                                       12             1          2,910
   Data Processing Service Fees                                            2,676         2,104          1,515
   Other Noninterest Income                                                1,789         1,244          1,321
-----------------------------------------------------------------------------------------------------------------
     Total Noninterest Income                                             21,574        17,399         17,663
-----------------------------------------------------------------------------------------------------------------
Noninterest Expense
   Salaries and Employee Benefits                                         26,636        22,378         18,526
   Net Occupancy Expense                                                   3,966         3,767          3,631
   Equipment Expense                                                       6,127         5,127          4,599
   Other Real Estate Expense, Net                                            650           332            307
   Amortization of Goodwill and Identifiable Intangibles                   4,469         3,180          2,660
   One Time Charge - Acquisitions                                              -             -            728
   Other Noninterest Expense, Net                                         11,696        11,104         10,651
-----------------------------------------------------------------------------------------------------------------
     Total Noninterest Expense                                            53,544        45,888         41,102
-----------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                                          54,127        47,699         34,097
Income Tax Expense                                                        18,825        16,849         11,623
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                35,302        30,850         22,474
Other Comprehensive Income (Loss), Net of Tax
   Net Unrealized Gains (Losses) on Securities Available for Sale
     Net Unrealized Holding Gains (Losses) Arising During
       Period                                                             11,294       (14,056)         1,594
     Less: Reclassification Adjustment for Net Realized Gains
       Included in Net Income                                                  8             1          1,892
-----------------------------------------------------------------------------------------------------------------
       Total Other Comprehensive Income (Loss)                            11,286       (14,057)          (298)
-----------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                     $46,588       $16,793        $22,176
-----------------------------------------------------------------------------------------------------------------
Net Income Per Common Share
   Basic                                                                 $  2.20       $  1.95         $ 1.42
   Diluted                                                                  2.19          1.92           1.40
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                               ACCUMULATED
CONSOLIDATED STATEMENTS OF CHANGES                                                                OTHER
   IN SHAREHOLDERS' EQUITY                             COMMON                                 COMPREHENSIVE        TOTAL
(DOLLARS IN THOUSANDS)                                STOCK -       PAID-IN      RETAINED        INCOME        SHAREHOLDERS'
                                                      CLASS A       CAPITAL      EARNINGS        (LOSS)            EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                            $14,396       $86,888      $59,167          $    907         $161,358
   Net Income                                               -             -       22,474                 -           22,474
   Net Change in Unrealized Gains (Losses) on
     Securities Available for Sale, Net of tax
     and Reclassification Adjustment                        -             -            -              (298)            (298)
-------------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income                             -             -       22,474              (298)          22,176
-------------------------------------------------------------------------------------------------------------------------------
   Exercise of Stock Options, 8,099 Shares of
     Class A Common Stock                                   9            64            -                 -               73
   Tax Effect of Nonqualified Stock Options
     Exercised                                              -           444            -                 -              444
   Class A Common Stock Cash Dividends - $0.427
     per share                                              -             -       (6,769)                -           (6,769)
   Cash Dividends Paid on Fractional Shares                 -             -           (8)                -               (8)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                             14,405        87,396       74,864               609          177,274
   Net Income                                               -             -       30,850                 -           30,850
   Net Change in Unrealized Gains (Losses) on
     Securities Available for Sale, Net of tax
     and Reclassification Adjustment                        -             -            -           (14,057)         (14,057)
-------------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income                             -             -       30,850           (14,057)          16,793
-------------------------------------------------------------------------------------------------------------------------------
   Exercise of Stock Options, 119,743 Shares
     of Class A Common Stock                              120           846            -                 -              966
   Tax Effect of Nonqualified Stock Options
     Exercised                                              -           592            -                 -              592
   Class A Common Stock Cash Dividends - $0.468
     per share                                              -             -       (7,437)                -           (7,437)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                             14,525        88,834       98,277           (13,448)         188,188
   Net Income                                               -             -       35,302                 -           35,302
   Net Change in Unrealized Gains (Losses) on
     Securities Available for Sale, Net of tax
     and Reclassification Adjustment                        -             -            -            11,286           11,286
-------------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive Income                             -             -       35,302            11,286           46,588
-------------------------------------------------------------------------------------------------------------------------------
   Exercise of Stock Options, 103,523 Shares
     of Class A Common Stock                              104           758            -                 -              862
   Tax Effect of Nonqualified Stock Options
     Exercised                                              -           624            -                 -              624
   Class A Common Stock Cash Dividends - $0.532
     per share                                              -             -       (8,541)                -           (8,541)
    10% Stock Dividend                                  1,462        43,868      (45,347)                -              (17)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                            $16,091      $134,084      $79,691           $(2,162)        $227,704
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                                  YEAR ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   -------------------------------------------
(DOLLARS IN THOUSANDS)                                                                      2000           1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net Income                                                                              $35,302        $30,850       $22,474
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation, Amortization and Accretion, Net                                        10,056          8,917         3,149
       Provision for Loan Losses                                                             8,927          5,432         9,729
       Provision for Estimated Losses on Other Real Estate and Other Assets                    522            549            49
       Gain on Sale of Securities Available for Sale                                           (12)            (1)       (2,910)
       (Gain) Loss on Sale of Other Assets                                                     (20)            76            57
       Gain on Sale of Other Real Estate                                                      (109)          (171)         (257)
       Gain on Sale of Premises and Equipment                                                 (175)           (41)         (218)
       Change in Assets and Liabilities, Net of Effects from Merger
         (Increase) Decrease in Deferred Income Tax Asset                                   (5,191)         2,366             -
         Increase (Decrease) in Deferred Income Tax Liability                                3,162         (4,487)         (571)
         (Increase) Decrease in Accrued Interest Receivable and Other Assets                (4,476)        (3,300)        1,554
         Increase (Decrease) in Accounts Payable and Accrued Liabilities                     5,046          1,596           175
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                   53,032         41,786        33,231
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Proceeds from Sales of Securities Available for Sale                                     46,971         27,040       378,411
   Proceeds from Maturing Securities Available for Sale                                     54,268        119,638       274,617
   Purchases of Securities Available for Sale                                             (172,872)      (188,575)     (719,971)
   Proceeds from Maturing Securities Held to Maturity                                        6,340          6,300        37,306
   Proceeds from Sale of Loans                                                               1,379          1,431         2,104
   Purchases of Loans                                                                       (8,606)        (4,020)         (176)
   Loan Originations and Advances, Net                                                    (214,493)      (178,951)     (127,627)
   Recoveries of Charged-Off Loans                                                             829            605         1,066
   Proceeds from Sale of Premises and Equipment                                                184            221           554
   Purchases of Premises and Equipment                                                      (6,475)        (5,875)      (19,410)
   Proceeds from Sale of Other Real Estate                                                   1,079          1,212         1,355
   Proceeds from Sale of Other Assets                                                        1,318            675           716
   Net Cash Provided By (Used in) Mergers                                                        -           (133)        5,160
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                     (290,078)      (220,432)     (165,895)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net Increase in Demand Deposits, Savings, Money Market
     Checking and Savings Accounts                                                         102,138         16,479        62,728
   Net Increase in Time Deposits                                                           122,264        122,274        80,973
   Net Increase in Other Borrowed Money                                                     29,621         27,201         4,782
   Cash Dividends Paid on Class A Common Stock                                              (8,161)        (7,205)       (6,410)
   Cash Dividends Paid on Fractional Shares                                                      -              -            (8)
   Proceeds from the Exercise of Stock Options                                                 862            966            73
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                  246,724        159,715       142,138
-----------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                             9,678        (18,931)        9,474
Cash and Cash Equivalents at Beginning of Period                                            71,896         90,827        81,353
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                 $81,574        $71,896       $90,827
-----------------------------------------------------------------------------------------------------------------------------------
                                   (Continued)

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                                  YEAR ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   -------------------------------------------
(DOLLARS IN THOUSANDS)                                                                      2000           1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
   Interest Paid                                                                           $84,461        $61,321       $58,385
   Income Taxes Paid                                                                        19,575         18,270        12,003
Supplemental Schedule of Noncash Investing and Financing Activities
   Foreclosure and Repossession in Partial Satisfaction of Loans Receivable                  2,766          5,354         7,915
   Financing Provided For Sales of Other Real Estate                                         1,115          2,577         4,088
   Net Increase in Securities Trades Not Settled                                             5,007              -             -
   Net Increase in Dividends Payable                                                           397            232           359
The Company acquired Harlingen Bancshares, Inc. and its subsidiary, Harlingen
   National Bank, on October 1, 1999. Assets acquired and liabilities assumed are as follows:
     Fair Value of Assets Acquired                                                               -        204,627             -
     Cash Paid                                                                                   -         32,248             -
     Liabilities Assumed                                                                         -        185,076             -
The Company acquired Raymondville Bancorp, Inc. and its subsidiary, Bank of
   Texas, on February 19, 1998. Assets acquired and liabilities assumed are as follows:
     Fair Value of Assets Acquired                                                               -              -        63,944
     Cash Paid                                                                                   -              -         9,600
     Liabilities Assumed                                                                         -              -        58,512
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      Texas Regional Bancshares, Inc. (the "Parent" or "Corporation") and subsidiaries (collectively, the "Company") is headquartered in McAllen, Texas. The Company provides a broad array of customary banking services and operates twenty-six banking offices throughout the Rio Grande Valley at December 31, 2000. The accounting and reporting policies followed by the Company conform to generally accepted accounting principles and to general practices within the banking industry.

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

CASH AND CASH EQUIVALENTS

      For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and investments with maturities of three months or less at date of purchase.

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

      All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income unless the collateral provides more than adequate margin to ensure collection of that interest. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for a return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period and when the borrower has demonstrated payment performance history.

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

      Management believes that the allowance for loan losses at December 31, 2000 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

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

STOCK OPTION PLAN

      Prior to January 1, 1996, the Company accounted for its stock compensation programs in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective January 1, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ("Statement 123") "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

EARNINGS PER COMMON SHARE

      Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The dilutive effect of stock options are considered in earnings per share calculations if dilutive, using the treasury stock method.

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets and certain identifiable intangibles are reviewed by the Company for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND FOR HEDGING ACTIVITIES

      The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998. Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Financial Accounting Standards Board's Statement No. 137 ("Statement 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Company adopted Statement 133 on January 1, 2001. The Company currently does not hold any derivative instruments or embedded derivatives and does not hedge or plan to hedge in the immediate future. The implementation of Statement 133 did not have an impact on the Company's consolidated financial statements.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

      The Financial Accounting Standards Board's Statement No. 140 ("Statement 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replaces the Financial Accounting Standards Board's Statement No. 125 ("Statement 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", but carries over most of Statement 125's provisions without change. Statement 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000. The Company has adopted the disclosure requirements and does not expect the adoption of the remaining provisions of Statement 140 to have a material impact on its consolidated financial statements.

NOTE 2: SECURITIES

      An analysis of securities available for sale as of December 31, 2000 follows:

                                                               GROSS           GROSS        ESTIMATED
                                              AMORTIZED      UNREALIZED     UNREALIZED         FAIR
(DOLLARS IN THOUSANDS)                          COST           GAINS          LOSSES          VALUE
--------------------------------------------------------------------------------------------------------
U.S. Treasury                                $    400          $    -        $     -        $    400
U.S. Government Agency                        447,524           2,017          (3,943)       445,598
Mortgage-Backed                               120,669              22            (813)       119,878
States and Political Subdivisions              45,919             278            (807)        45,390
Other                                           9,036               -               -          9,036
--------------------------------------------------------------------------------------------------------
   Total                                     $623,548          $2,317        $ (5,563)      $620,302
--------------------------------------------------------------------------------------------------------

      The carrying amount and estimated fair value of securities held to maturity as of December 31, 2000 follow:

                                                               GROSS           GROSS        ESTIMATED
                                              AMORTIZED      UNREALIZED     UNREALIZED         FAIR
(DOLLARS IN THOUSANDS)                          COST           GAINS          LOSSES          VALUE
--------------------------------------------------------------------------------------------------------
States and Political Subdivisions             $ 1,643            $ 39          $   -         $ 1,682
--------------------------------------------------------------------------------------------------------
   Total                                      $ 1,643            $ 39          $   -         $ 1,682
--------------------------------------------------------------------------------------------------------

      An analysis of securities available for sale as of December 31, 1999 follows:

                                                               GROSS           GROSS        ESTIMATED
                                              AMORTIZED      UNREALIZED     UNREALIZED         FAIR
(DOLLARS IN THOUSANDS)                          COST           GAINS          LOSSES          VALUE
--------------------------------------------------------------------------------------------------------
U.S. Treasury                                $  2,999           $   5        $      -       $  3,004
U.S. Government Agency                        359,558              18         (14,975)       344,601
Mortgage-Backed                               131,699               5          (4,073)       127,631
States and Political Subdivisions              48,198             164          (1,992)        46,370
Other                                           4,332               -               -          4,332
--------------------------------------------------------------------------------------------------------
   Total                                     $546,786           $ 192        $(21,040)      $525,938
--------------------------------------------------------------------------------------------------------

      The carrying amount and estimated fair value of securities held to maturity as of December 31, 1999 follow:

                                                               GROSS           GROSS        ESTIMATED
                                              AMORTIZED      UNREALIZED     UNREALIZED         FAIR
(DOLLARS IN THOUSANDS)                          COST           GAINS          LOSSES          VALUE
--------------------------------------------------------------------------------------------------------
U.S. Treasury                                 $ 5,001            $ 17          $   -         $ 5,018
States and Political Subdivisions               3,009              50             (6)          3,053
--------------------------------------------------------------------------------------------------------
   Total                                      $ 8,010            $ 67          $  (6)        $ 8,071
--------------------------------------------------------------------------------------------------------

      The net change in unrealized holding gains (losses) on securities available for sale, net of related tax effect, of $11.3 million and $(14.1) million for 2000 and 1999, respectively, was included in a separate component of shareholders' equity as accumulated other comprehensive income.

      Proceeds from the sale of securities available for sale portfolio totaled $47.0 million, $27.0 million and $378.4 million in 2000, 1999, and 1998, respectively. Gross realized gains and gross realized losses on sales of securities available for sale were $102,000 and $90,000, respectively, in 2000, $3,000 and $2,000, respectively, in 1999 and $3.0 million and $93,000, respectively, in 1998. There were no sales of securities held to maturity in 2000, 1999 or 1998.

      The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2000 follow. The remaining contractual maturities for mortgage-backed securities were allocated assuming no prepayments. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               SECURITIES AVAILABLE               SECURITIES HELD
                                                     FOR SALE                       TO MATURITY
                                          ---------------------------------------------------------------
                                                             ESTIMATED                      ESTIMATED
MATURITY IN YEARS                             AMORTIZED        MARKET        AMORTIZED        MARKET
(DOLLARS IN THOUSANDS)                          COST           VALUE           COST           VALUE
--------------------------------------------------------------------------------------------------------
1 Year or Less                               $ 20,694        $ 20,709         $  499          $  502
After 1 Year through 5 Years                  319,999         321,082          1,144           1,180
After 5 Years through 10 Years                167,185         163,865              -               -
After 10 Years                                115,670         114,646              -               -
--------------------------------------------------------------------------------------------------------
   Total                                     $623,548        $620,302         $1,643          $1,682
--------------------------------------------------------------------------------------------------------

      Securities available for sale and securities held to maturity with carrying values of $582.8 million and $1.2 million, respectively, at December 31, 2000 and $509.6 million and $7.2 million, respectively, at December 31, 1999 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.


NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

      Loans consisted of the following:

                                                        DECEMBER 31,
                                            ---------------------------------
(DOLLARS IN THOUSANDS)                            2000            1999
-----------------------------------------------------------------------------
Commercial                                      $ 481,277       $ 391,855
Commercial Tax-Exempt                              13,213          22,160
-----------------------------------------------------------------------------
   Total Commercial Loans                         494,490         414,015
Agricultural                                       71,482          59,437
-----------------------------------------------------------------------------
Real Estate
   Construction                                   143,023         101,376
   Commercial Mortgage                            536,856         456,507
   Agricultural Mortgage                           43,725          38,256
   1-4 Family Mortgage                            173,860         160,786
-----------------------------------------------------------------------------
     Total Real Estate                            897,464         756,925
Consumer                                          124,391         144,382
-----------------------------------------------------------------------------
   Total Loans                                 $1,587,827      $1,374,759
-----------------------------------------------------------------------------

      In the ordinary course of business, the Company's subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2000 and 1999, loans outstanding to directors, officers and their affiliates were approximately $12.9 million and $6.4 million, respectively.

      The activity in the allowance for loan losses follows:

                                                                DECEMBER 31,
                                                  --------------------------------------
(DOLLARS IN THOUSANDS)                                2000         1999        1998
----------------------------------------------------------------------------------------
Balance at Beginning of Year                        $16,711      $13,236     $11,291
Balance from Acquisitions                                 -        1,576         308
Provision for Loan Losses                             8,927        5,432       9,729
Loans Charged Off                                    (7,009)      (4,138)     (9,158)
Recoveries of Loans Previously Charged Off              829          605       1,066
----------------------------------------------------------------------------------------
Balance at End of Year                              $19,458      $16,711     $13,236
----------------------------------------------------------------------------------------

      The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $12.5 million at December 31, 2000 and $8.3 million at December 31, 1999. The total allowance for loan losses related to these loans was $2.4 million and $1.6 million on December 31, 2000 and 1999, respectively. In addition to the total impaired loan balance of $12.5 million at December 31, 2000, the Company was committed to lend an additional $1.5 million to one of these borrowers. At December 31, 2000 and 1999, the Company had $1.8 million and $112,000, respectively, in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during 2000 and 1999 was $13.1 million and $7.6 million, respectively. Interest income on impaired loans of $490,000, $156,000 and $232,000 was recognized for cash payments received during 2000, 1999 and 1998, respectively. If interest on these impaired loans had been accrued at the original contractual rates, interest income would have been increased by approximately $1.3 million, $1.9 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 4: PREMISES AND EQUIPMENT

      A summary of premises and equipment and related accumulated depreciation and amortization follows:

                                                                              DECEMBER 31,
                                                           ESTIMATED    -------------------------
(DOLLARS IN THOUSANDS)                                   USEFUL LIVES       2000         1999
--------------------------------------------------------------------------------------------------
Land                                                                     $ 12,001     $ 11,567
Buildings and Leasehold Improvements                     2-40 Years        64,702       61,559
Construction in Progress                                                      160        1,327
Furniture and Equipment                                  3-10 Years        27,177       25,142
--------------------------------------------------------------------------------------------------
   Subtotal                                                               104,040       99,595
Less: Accumulated Depreciation and Amortization                           (27,584)     (24,012)
--------------------------------------------------------------------------------------------------
   Total                                                                 $ 76,456     $ 75,583
--------------------------------------------------------------------------------------------------

      Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $5.7 million, $5.3 million and $4.4 million, respectively.

NOTE 5: TIME DEPOSITS

      Time deposits of $100,000 or more totaled $752.4 million and $687.4 million at December 31, 2000 and 1999, respectively. Interest expense for the years ended December 31, 2000, 1999 and 1998 on time deposits of $100,000 or more was approximately $43.3 million, $32.4 million and $28.7 million, respectively.

      The maturities of time deposits as of December 31, 2000 follows:

(DOLLARS IN THOUSANDS)
----------------------------------------------------------------
1 Year or Less                                    $1,057,083
1 to 2 Years                                         124,020
2 to 3 Years                                          32,023
3 to 4 Years                                           4,959
4 to 5 Years                                           6,974
After 5 Years                                            469
----------------------------------------------------------------
   Total                                          $1,225,528
----------------------------------------------------------------

NOTE 6: OTHER BORROWED MONEY

      The components of other borrowed money are as follows (dollars in thousands):

                                                        DECEMBER 31,
                                                  --------------------------
                                                      2000         1999
----------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                       $39,229      $34,608
Federal Home Loan Bank Advances                      25,000            -
----------------------------------------------------------------------------
  Total Borrowed Money                              $64,229      $34,608
----------------------------------------------------------------------------

      The following table summarizes selected information regarding other borrowed money:

                                                                 DECEMBER 31,
                                                    ---------------------------------------
(DOLLARS IN THOUSANDS)                                 2000        1999          1998
-------------------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold Under
Repurchase Agreements
   Balance at End of Year                            $39,229     $34,608        $ 7,407
   Rate on Balance at End of Year                       5.74%       5.45%          4.52%
   Average Daily Balance                             $24,706     $15,377        $ 5,772
   Average Interest Rate                                5.42%       4.72%          4.97%
   Maximum Month-End Balance                         $53,572     $46,162        $14,835

Federal Home Loan Bank Advances
   Balance at End of Year                            $25,000           -              -
   Rate on Balance at End of Year                       6.46%          -              -
   Average Daily Balance                             $15,663           -              -
   Average Interest Rate                                6.66%          -              -
   Maximum Month-End Balance                         $55,000           -              -
-------------------------------------------------------------------------------------------

      Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to six months. These obligations are not federally insured but are collateralized by a security interest in various securities available for sale. These pledged securities are segregated and maintained by a third party bank.

      At December 31, 2000, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs and approximately $144.4 million available at the Federal Home Loan Bank.


NOTE 7: INCOME TAX

      The components of income tax expense consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                  --------------------------------------
(DOLLARS IN THOUSANDS)                                2000         1999        1998
----------------------------------------------------------------------------------------
Current Income Tax Expense
   Federal                                          $20,811      $18,314     $12,091
   State                                                 58          656         107
----------------------------------------------------------------------------------------
     Total Current Income Tax Expense                20,869       18,970      12,198
----------------------------------------------------------------------------------------
Deferred Income Tax Benefit
   Federal                                           (1,987)      (2,047)       (572)
   State                                                (57)         (74)         (3)
----------------------------------------------------------------------------------------
     Total Deferred Income Tax Benefit               (2,044)      (2,121)       (575)
----------------------------------------------------------------------------------------
       Total Income Tax Expense                     $18,825      $16,849     $11,623
----------------------------------------------------------------------------------------

      Following is a reconciliation between the amount of reported income tax expense and the amount computed by multiplying the income before tax by the federal statutory tax rate:

                                                          YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------
                                               2000                 1999                1998
                                         ------------------  -------------------  ------------------
(DOLLARS IN THOUSANDS)                     AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
-----------------------------------------------------------------------------------------------------
Tax at Statutory Rate                     $18,944       35%   $16,695      35%    $11,934      35%
Additions (Reductions)
   Tax-Exempt Interest                       (861)      (1)      (898)     (2)       (828)     (2)
   State Earned Surplus Tax, Net of
     Federal Income Tax Effect                  1        -        378       1          67       -
   Goodwill Amoritzation                      708        1        486       1         404       1
   Change in Anticipated State Income
     Tax Rate                                   -        -        135       -           -       -
   Other, Net                                  33        -         53       -          46       -
-----------------------------------------------------------------------------------------------------
     Total Income Tax Expense             $18,825       35%   $16,849      35%    $11,623      34%
-----------------------------------------------------------------------------------------------------

      The net deferred tax asset (liability) included in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities.

                                                                        DECEMBER 31,
                                                                 ---------------------------
(DOLLARS IN THOUSANDS)                                               2000         1999
-------------------------------------------------------------------------------------------
Deferred Tax Liability
   Premises and Equipment                                          $ 5,628      $ 5,627
   Identifiable Intangibles                                          4,756        5,473
   Loan Origination Costs                                              623          626
   Other Real Estate                                                   194          252
   Other                                                               152          180
-------------------------------------------------------------------------------------------
     Total Deferred Tax Liability                                   11,353       12,158
-------------------------------------------------------------------------------------------
Deferred Tax Asset
   Unrealized Loss on Securities Available for Sale                  1,152        7,402
   Allowance for Loan Losses                                         6,688        5,491
   Deferred Compensation                                               573          504
   State Income Taxes                                                  264          241
   Other Foreclosed Assets                                               -          194
   Loans                                                               429          425
   Other                                                               237          148
-------------------------------------------------------------------------------------------
     Total Deferred Tax Asset Before Valuation Allowance             9,343       14,405
     Valuation Allowance                                                 -          (36)
-------------------------------------------------------------------------------------------
       Net Deferred Tax Asset (Liability)                          $(2,010)     $ 2,211
-------------------------------------------------------------------------------------------

      For the years ended December 31, 2000 and December 31, 1999, the deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the amortization of core deposits for financial statement purposes. The deferred tax asset results from differences in the bad debts written-off for financial statement purposes and the amount allowed under tax law for both years ended December 31, 2000 and 1999. For 2000 and 1999, the deferred tax asset also includes the net unrealized loss on securities available for sale.

      Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2000. The Company's conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on federal taxable income of $84.5 million in the carryback period, as well as a history of growth in earnings and the prospects for continued growth. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 8: PREFERRED STOCK

      The Corporation has 10.0 million authorized shares of $1 par value preferred stock. The articles of incorporation of the Corporation grant discretion to the Board of Directors to establish series of preferred stock with such rights, preferences and limitations as may be determined by resolution of the Board. No shares of preferred stock are currently outstanding.

NOTE 9: COMMON STOCK

      The Corporation has 50.0 million authorized shares of $1 par value common stock. At December 31, 2000, 1999 and 1998, the number of common shares outstanding are 16,090,546, 14,524,739 and 14,405,027, respectively.

      On December 18, 2000, the Board of Directors declared a 10% stock dividend to be distributed on January 12, 2001 to common shareholders of record on January 2, 2001. The change to the capital structure was given retroactive effect on the balance sheet as of December 31, 2000. Additionally, the per share information for all years presented has been restated to retroactively give effect to the stock dividend.

NOTE 10: EMPLOYEE BENEFITS

      The Company has an Employee Stock Ownership Plan (with section 401(k) provisions) (the "KSOP") covering substantially all of their employees. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have attained age 21 and completed twelve consecutive months of credited service, as defined in the plan, except for the 401(k) and matching provisions which require three consecutive months of credited service. A participant's account balance will be fully vested after six years of credited service. Contribution expense, which includes employer matching for the years ended December 31, 2000, 1999 and 1998 was $736,000, $962,000 and $469,000, respectively.

      The Company acquired existing 401(k) plans in connection with its acquisitions of the Bank of Texas and Harlingen Bancshares, Inc. The plans are restricted to pre-acquisition participation by qualified employees.

      The Company has granted stock options providing for the purchase of Class A Common Shares by certain key employees under five separate option plans approved by the shareholders. The following discussion concerning stock option plans has been restated to retroactively give effect for the three-for-two stock split declared and distributed by the Corporation during the third quarter of 1997 and the 10% stock dividend declared during fourth quarter of 2000 and distributed during January 2001.

      The 1985 Nonstatutory Stock Option Plan ("the 1985 NSO Plan") authorized the award of stock options for 209,083 shares to the chief executive officer at a price determined by a committee of directors on the grant date. Options to acquire 99,083 shares at a weighted average exercise price of $7.27 per share were exercised under the 1985 NSO Plan during 2000. The plan expired on May 10, 2000.

      The 1985 Incentive Stock Option Plan ("the 1985 ISO Plan") provided for the grant of options for 209,083 shares at an exercise price of fair market value on the grant date to certain key employees of the Company. Options to acquire 4,204 shares at a weighted average exercise price of $7.27 per share were exercised under the 1985 ISO Plan during 2000. The plan expired on May 10, 2000.

      The 1995 Nonstatutory Stock Option Plan ("the 1995 NSO Plan") authorized the award of options up to an aggregate maximum of 148,498 shares at an exercise price of fair market value on the grant date. The Company granted options in 1996 with contractual terms of seven years and a vesting period of four years. Options to acquire 122,375 shares at a weighted average exercise price of $10.45 per share were outstanding and exercisable, under the 1995 NSO Plan expiring on July 1, 2002 at December 31, 2000.

      The 1997 Nonstatutory Stock Option Plan ("the 1997 NSO Plan") authorized the award of options up to an aggregate maximum of 137,495 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 137,495 shares at a weighted average exercise price of $30.51 per share were outstanding, with 101,458 exercisable, under the 1997 NSO Plan expiring on July 1, 2003 at December 31, 2000.

      The 1997 Incentive Stock Option Plan ("the 1997 ISO Plan") authorized the award of options up to an aggregate maximum of 109,998 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 99,509 shares at a weighted average exercise price of $30.60 per share were outstanding, with 73,818 exercisable, under the 1997 ISO Plan expiring on July 1, 2003 at December 31, 2000.

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

                                                                             YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                             2000         1999         1998
-------------------------------------------------------------------------------------------------------------
Net Income                                             As Reported      $35,302      $30,850      $22,474
                                                       Pro Forma         34,972       30,490       21,917
-------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                               As Reported         2.20         1.95         1.42
                                                       Pro Forma           2.18         1.92         1.38
-------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                             As Reported         2.19         1.92         1.40
                                                       Pro Forma           2.17         1.90         1.36
-------------------------------------------------------------------------------------------------------------

      The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       DECEMBER 31,
                                        --------------------------------------
                                            2000         1999        1998
------------------------------------------------------------------------------
Expected Life in Years                          -            -        3.46
Interest Rate                                   -            -        5.52%
Volatility                                      -            -       30.00
Dividend Yield                                  -            -        1.35
------------------------------------------------------------------------------

      No options were granted during the years ended December 31, 2000 and 1999. Pro forma net income reflects options granted in 1998 and 1995.

         A summary of the status of the Company's five fixed option plans as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                                                             YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------------
                                                           2000                       1999                        1998
                                                 -------------------------- -------------------------  ----------------------------
                                                                 WEIGHTED                   WEIGHTED                   WEIGHTED
                                                    SHARES       AVERAGE       SHARES       AVERAGE        SHARES       AVERAGE
                                                  UNDERLYING     EXERCISE    UNDERLYING     EXERCISE     UNDERLYING    EXERCISE
FIXED OPTIONS                                       OPTIONS       PRICE        OPTIONS       PRICE        OPTIONS        PRICE
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at Beginning of Year                    475,893       $19.89       613,259       $17.34        378,317      $ 8.45
Granted                                                   -            -             -            -        257,392       30.57
Exercised                                          (113,874)        7.57      (131,717)        7.34         (8,908)       8.23
Forfeited                                            (2,640)       30.80        (5,649)       30.80        (13,542)      28.63
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year                          359,379       $23.71       475,893       $19.89        613,259      $17.34
----------------------------------------------------------------------------------------------------------------------------------
Options Exercisable at End of Year                  297,651       $22.33       353,600       $16.24        391,687      $11.65
Options Available for Grant at End of Year           11,932                      9,292                       3,643
Weighted Average Fair Value of Options
   Granted During the Year                                -                          -                       $7.91
----------------------------------------------------------------------------------------------------------------------------------

      The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                        OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                               ------------------------------------------  ---------------------------
                                                 WEIGHTED      WEIGHTED     EXERCISABLE     WEIGHTED
                                   SHARES         AVERAGE      AVERAGE        SHARES         AVERAGE
                                 UNDERLYING      REMAINING     EXERCISE     UNDERLYING      EXERCISE
RANGE OF EXERCISE PRICES           OPTIONS     LIFE (YEARS)     PRICE         OPTIONS        PRICE
-------------------------------------------------------------------------------------------------------
 $10.4545                           122,375           1.5      10.4545         122,375      10.4545
  24.8864                             9,899           2.5      24.8864           4,949      24.8864
  30.7954                           227,105           2.5      30.7954         170,327      30.7954
-------------------------------------------------------------------------------------------------------
$10.4545 to $30.7954                359,379           2.2     $23.7062         297,651     $22.3343
-------------------------------------------------------------------------------------------------------

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

      The Company has incurred deferred compensation expense of $267,000, $152,000 and $152,000 for the years ended December 31, 2000, 1999 and 1998, respectively, related to the five deferred compensation plans previously discussed.

      The Bank owns and is the beneficiary of five life insurance policies on the former employees covered by the deferred compensation plans. The life insurance policies' face values are amounts equal to the total benefits paid under the plans.

NOTE 11: COMMITMENTS AND CONTINGENCIES

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

      At December 31, 2000, the Company had outstanding commitments to extend credit of approximately $237.6 million and standby letters of credit of approximately $10.8 million.

      The Company was obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to twenty years. Minimum future lease payments on operating leases, with terms of one year or more, as of December 31, 2000 are as follows:

                                           OFFICE
(DOLLARS IN THOUSANDS)                     SPACE       EQUIPMENT      TOTAL
--------------------------------------------------------------------------------
2001                                          $36          $ 75         $111
2002                                           27            10           37
2003                                            -             7            7
2004                                            -             4            4
2005                                            -             4            4
Thereafter                                      -            14           14
--------------------------------------------------------------------------------
   Total Minimum Lease Payments               $63          $114         $177
--------------------------------------------------------------------------------


      In the normal course of business, the Company also leases space in buildings it owns. Minimum future rentals from buildings owned as of December 31, 2000 are as follows:


(DOLLARS IN THOUSANDS)                     TOTAL
-----------------------------------------------------
2001                                       $1,270
2002                                        1,027
2003                                          811
2004                                          525
2005                                           32
Thereafter                                     56
-----------------------------------------------------
   Total Minimum Future Rentals            $3,721
-----------------------------------------------------

      The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 12: OTHER NONINTEREST EXPENSE

      Other noninterest expense consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                  --------------------------------------
(DOLLARS IN THOUSANDS)                                2000         1999        1998
----------------------------------------------------------------------------------------
Advertising and Public Relations                    $ 1,971      $ 1,495     $ 1,536
Data Processing and Check Clearing                    1,766        1,480       1,183
Directors Fees                                          356          344         333
Franchise Tax                                          (519)         334         600
Insurance                                               387          400         430
FDIC Insurance                                          405          191         166
Legal                                                   817          663       1,255
Professional                                          1,338        1,136         638
Postage, Delivery and Freight                         1,009          916         816
Printing, Stationery and Supplies                     1,779        1,447       1,325
Telephone                                               716          628         534
Other Losses, Net                                         4          759          68
Miscellaneous Expense                                 1,667        1,311       1,767
----------------------------------------------------------------------------------------
Total                                               $11,696      $11,104     $10,651
----------------------------------------------------------------------------------------

NOTE 13: EARNINGS PER COMMON SHARE COMPUTATIONS

      Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common stock outstanding during the year, retroactively adjusted for the stock dividend.

      Diluted earnings per share was computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year, retroactively adjusted for the stock dividend. The diluted earnings per share computations include the effects of common stock equivalents applicable to stock option contracts.

      The number of shares outstanding and related earnings per share amounts have been restated to retroactively give effect to the 10% stock dividend declared during December 2000 and distributed during first quarter 2001.

      The table below presents a reconciliation of basic and diluted earnings per share computations.

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                          2000            1999            1998
------------------------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholders                            $35,302         $30,850         $22,474
------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares Outstanding
   Used in Basic EPS Calculation                                    16,050,261      15,850,640      15,841,634
Add Assumed Exercise of Outstanding Stock Options as
   Adjustments for Dilutive Securities                                  97,117         235,929         250,516
------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
   Outstanding Used in Diluted EPS Calculations                     16,147,378      16,086,569      16,092,150
------------------------------------------------------------------------------------------------------------------
Basic EPS                                                                $2.20           $1.95           $1.42
Diluted EPS                                                               2.19            1.92            1.40
------------------------------------------------------------------------------------------------------------------

NOTE 14: TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY) CONDENSED FINANCIAL STATEMENTS

                                                                                                      DECEMBER 31,
CONDENSED BALANCE SHEETS                                                                    ---------------------------------
(DOLLARS IN THOUSANDS)                                                                           2000             1999
-----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash in Subsidiary Bank                                                                      $ 11,425         $  9,085
-----------------------------------------------------------------------------------------------------------------------------
     Total Cash and Cash Equivalents                                                              11,425            9,085
   Investments in Consolidated Subsidiaries                                                      218,751          180,621
   Furniture and Equipment                                                                            77               90
   Other Assets                                                                                      677              491
-----------------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                               $230,930         $190,287
-----------------------------------------------------------------------------------------------------------------------------
Liabilities
   Accounts Payable and Accrued Liabilities                                                     $    796         $     65
   Dividends Payable                                                                               2,430            2,034
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                             3,226            2,099
Shareholders' Equity                                                                             227,704          188,188
-----------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                                                 $203,930         $190,287
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          YEARS ENDED DECEMBER 31,
CONDENSED STATEMENTS OF INCOME                                                  ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                               2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------------
Income
   Dividends Received                                                               $ 8,730        $10,206        $10,439
-----------------------------------------------------------------------------------------------------------------------------
     Total Income                                                                     8,730         10,206         10,439
-----------------------------------------------------------------------------------------------------------------------------
Expense
   Occupancy Expense                                                                     10             12              5
   Equipment Expense                                                                     25             17             17
   Directors Fees                                                                       115            118            103
   Franchise Tax                                                                          -              -            189
   Legal and Professional                                                                86            106             97
   Printing, Stationery and Supplies                                                    131            133            109
   Organizational Expense                                                                 -              -             65
   Other                                                                                 55             29             76
-----------------------------------------------------------------------------------------------------------------------------
     Total Expense                                                                      422            415            661
-----------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense and Equity
   In Undistributed Net Income of Subsidiaries                                        8,308          9,791          9,778
Income Tax Benefit                                                                     (150)          (147)          (239)
-----------------------------------------------------------------------------------------------------------------------------
Income Before Equity in Undistributed Net
   Income of Subsidiaries                                                             8,458          9,938         10,017
Equity in Undistributed Net Income of Subsidiaries                                   26,844         20,912         12,457
-----------------------------------------------------------------------------------------------------------------------------
     Net Income                                                                     $35,302        $30,850        $22,474
-----------------------------------------------------------------------------------------------------------------------------

                                                                                          YEARS ENDED DECEMBER 31,
CONDENSED STATEMENTS OF CASH FLOWS                                              ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                               2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net Income                                                                       $35,302        $30,850        $22,474
   Adjustment to Reconcile Net Income to Net Cash
     Provided by (Used in) Operating Activities
       Depreciation and Amortization                                                     13             14             11
       Undistributed Net Income of Subsidiaries                                     (26,844)       (20,912)       (12,457)
       (Increase) Decrease in Other Assets                                               (1)            21             65
       Increase (Decrease) in Income Taxes Payable                                    1,300            592            (12)
       (Increase) Decrease in Deferred Income Taxes                                    (185)          (479)            34
       Increase (Decrease) in Accounts Payable and Accrued Liabilities                   55           (177)            12
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                             9,640          9,909         10,127
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Investment in Subsidiaries                                                             -              -         (8,000)
   Purchase of Fixed Assets                                                               -            (59)             -
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                     -            (59)        (8,000)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Cash Dividends Paid on Common Stock                                               (8,162)        (7,204)        (6,421)
   Proceeds from Exercise of Stock Options                                              862            966             73
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                (7,300)        (6,238)        (6,348)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                  2,340          3,612         (4,221)
Cash and Cash Equivalents at Beginning of Year                                        9,085          5,473          9,694
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                            $11,425        $ 9,085        $ 5,473
-----------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
   Income Taxes Paid                                                                $19,575        $18,271        $12,003
-----------------------------------------------------------------------------------------------------------------------------

NOTE 15: RESTRICTIONS ON RETAINED EARNINGS

      The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The amount of retained earnings in the Bank at December 31, 2000 was $50.6 million. On December 31, 2000, the aggregate amount of dividends, which legally could be paid to the Corporation without prior approval of various regulatory agencies, totaled $26.9 million.

NOTE 16: REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2000.

      At December 31, 2000, the most recent notification from the Federal Reserve Board categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's actual capital amounts and ratios are also presented in the table.

                                                                                                         TO BE WELL CAPITALIZED
                                                                                  FOR CAPITAL                 UNDER PROMPT
                                                          ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
                                                 -------------------------  -------------------------  ---------------------------
(DOLLARS IN THOUSANDS)                              AMOUNT        RATIO        AMOUNT        RATIO         AMOUNT        RATIO
----------------------------------------------------------------------------------------------------------------------------------
December 31, 2000
   Total Capital (to risk weighted assets)         $208,927        12.35%     $135,379         8.00%      $169,224       10.00%
   Tier 1 Capital (to risk weighted assets)         189,469        11.20        67,689         4.00        101,534        6.00
   Tier 1 Capital (to average assets)               189,469         8.14        93,115         4.00        116,394        5.00
December 31, 1999
   Total Capital (to risk weighted assets)         $173,551        11.94%     $116,313         8.00%      $145,392       10.00%
   Tier 1 Capital (to risk weighted assets)         156,840        10.79        58,157         4.00         87,235        6.00
   Tier 1 Capital (to average assets)               156,840         7.58        82,777         4.00        103,471        5.00
----------------------------------------------------------------------------------------------------------------------------------

NOTE 17: FAIR VALUE OF FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107 ("Statement 107"), "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

SECURITIES

      For securities held, estimated fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for a similar security. Securities not classified as held to maturity or trading are classified as available for sale and measured at fair value in the consolidated balance sheets with unrealized holding gains and losses reported as accumulated other comprehensive income, net of tax, until realized. The following table presents the amortized cost and estimated fair value of securities classified as available for sale:

                                                               DECEMBER 31,
                                      -----------------------------------------------------------
                                                  2000                          1999
                                      ------------------------------ ----------------------------
                                          AMORTIZED     ESTIMATED     AMORTIZED      ESTIMATED
(DOLLARS IN THOUSANDS)                      COST        FAIR VALUE       COST       FAIR VALUE
-------------------------------------------------------------------------------------------------
U.S. Treasury                              $    400      $    400      $  2,999      $  3,004
U.S. Government Agency                      447,524       445,598       359,558       344,601
Mortgage-Backed                             120,669       119,878       131,699       127,631
States and Political Subdivisions            45,919        45,390        48,198        46,370
Other                                         9,036         9,036         4,332         4,332
-------------------------------------------------------------------------------------------------
   Total                                   $623,548      $620,302      $546,786      $525,938
-------------------------------------------------------------------------------------------------

      The following table presents the carrying value and estimated fair value of securities classified as held to maturity:

                                                              DECEMBER 31,
                                      -----------------------------------------------------------
                                                  2000                          1999
                                      ------------------------------ ----------------------------
                                         AMORTIZED       ESTIMATED     AMORTIZED    ESTIMATED
(DOLLARS IN THOUSANDS)                      COST        FAIR VALUE       COST       FAIR VALUE
-------------------------------------------------------------------------------------------------
U.S. Treasury                               $     -       $     -       $ 5,001       $ 5,018
States and Political Subdivisions             1,643         1,682         3,009         3,053
-------------------------------------------------------------------------------------------------
   Total                                    $ 1,643       $ 1,682       $ 8,010       $ 8,071
-------------------------------------------------------------------------------------------------

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

                                                                       DECEMBER 31,
                                  ---------------------------------------------------------------------------------------
                                                     2000                                        1999
                                  -------------------------------------------- ------------------------------------------
                                      CARRYING      AVERAGE      ESTIMATED       CARRYING       AVERAGE      ESTIMATED
(DOLLARS IN THOUSANDS)                 AMOUNT        YIELD      FAIR VALUE        AMOUNT         YIELD      FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------
Commercial and Agricultural
   Adjustable                         $ 348,748      10.40%      $ 345,880       $ 258,776        9.43%      $ 257,555
   Fixed                                217,224      10.23         215,070         214,676        9.61         213,762
Real Estate
   Adjustable                           392,597      10.28         386,282         285,398        9.50         282,540
   Fixed                                504,867       9.74         495,234         471,527        9.61         470,450
Consumer                                124,391      11.56         122,659         144,382       11.33         143,331
--------------------------------------------------------------------------------------------------------------------------
Total Loans, Net of
   Unearned Discount                 $1,587,827      10.23%     $1,565,125      $1,374,759        9.73%     $1,367,638
--------------------------------------------------------------------------------------------------------------------------

DEPOSIT LIABILITIES

      The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents the carrying value and estimated fair value of deposit liabilities at December 31, 2000 and December 31, 1999:

                                                                    DECEMBER 31,
                                           ----------------------------------------------------------------
                                                        2000                             1999
                                           -------------------------------- -------------------------------
                                               CARRYING        ESTIMATED       CARRYING        ESTIMATED
(DOLLARS IN THOUSANDS)                          AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
------------------------------------------------------------------------------------------------------------
Demand                                        $  301,286      $  301,286      $  285,866      $  285,866
Savings                                          111,312         111,312         118,758         118,758
Money Market Checking and Savings                471,622         471,622         377,458         377,459
Time Deposits                                  1,225,528       1,225,934       1,103,264       1,105,414
------------------------------------------------------------------------------------------------------------
   Total Deposits                             $2,109,748      $2,110,154      $1,885,346      $1,887,497
------------------------------------------------------------------------------------------------------------

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

      The following table presents the contract amount, carrying amount and estimated fair value for commitments to extend credit, standby letters of credit and financial guarantees written at December 31, 2000 and 1999:

                                                                           DECEMBER 31,
                                    -------------------------------------------------------------------------------------------
                                                        2000                                          1999
                                    ---------------------------------------------- --------------------------------------------
                                        CONTRACT       CARRYING       ESTIMATED       CONTRACT       CARRYING      ESTIMATED
(DOLLARS IN THOUSANDS)                   AMOUNT         AMOUNT       FAIR VALUE        AMOUNT         AMOUNT      FAIR VALUE
-------------------------------------------------------------------------------------------------------------------------------
Commitments to Extend Credit             $235,866       $(2,543)        $(2,543)       $191,591       $(2,482)      $(2,482)
Standby Letters of Credit                  10,815             1               1          17,223             2             2
Financial Guarantees Written                1,699             -               -           1,822             -             -
-------------------------------------------------------------------------------------------------------------------------------

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

NOTE 18: ACQUISITION ACTIVITY

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

      The acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. was accounted for under the pooling-of-interests method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. The acquisition of Raymondville Bancorp, Inc. was accounted for under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998. The One Time Charge - Acquisitions of $728,000 primarily included professional fees and computer conversion costs related to effecting business combinations accounted for by the pooling-of-interests method.

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


QUARTERLY FINANCIAL DATA

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED QUARTERLY INCOME STATEMENTS
TAXABLE-EQUIVALENT BASIS                                                 FOURTH         THIRD         SECOND         FIRST
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                           QUARTER        QUARTER       QUARTER        QUARTER
--------------------------------------------------------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------------------------------------------------------
Interest Income                                                          $48,979       $46,792        $45,091        $42,400
Interest Expense                                                          24,374        22,509         20,818         18,812
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                       24,605        24,283         24,273         23,588
Provision for Loan Losses                                                  1,875         2,558          2,325          2,169
Noninterest Income                                                         5,701         5,262          5,403          5,208
Noninterest Expense                                                       13,388        13,332         13,561         13,263
--------------------------------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
   Adjustment and Income Tax Expense                                      15,043        13,655         13,790         13,364
Tax-Equivalent Adjustment                                                    439           456            400            430
Applicable Income Tax Expense                                              5,112         4,281          4,869          4,563
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $9,492        $8,918         $8,521         $8,371
--------------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share
   Basic                                                                  $ 0.59        $ 0.55         $ 0.53         $ 0.52
   Diluted                                                                  0.59          0.55           0.53           0.52
--------------------------------------------------------------------------------------------------------------------------------

1999
--------------------------------------------------------------------------------------------------------------------------------
Interest Income                                                          $40,945       $36,138        $34,965        $33,362
Interest Expense                                                          17,577        15,420         14,862         14,362
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                       23,368        20,718         20,103         19,000
Provision for Loan Losses                                                  1,010         1,600          1,499          1,323
Noninterest Income                                                         4,761         4,285          4,197          4,156
Noninterest Expense                                                       13,782        10,648         10,919         10,539
--------------------------------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
   Adjustment and Income Tax Expense                                      13,337        12,755         11,882         11,294
Tax-Equivalent Adjustment                                                    450           376            374            369
Applicable Income Tax Expense                                              4,568         4,365          4,043          3,873
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $8,319        $8,014         $7,465         $7,052
--------------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share
   Basic                                                                  $ 0.52        $ 0.51         $ 0.47         $ 0.45
   Diluted                                                                  0.52          0.50           0.46           0.44
--------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 23, 2001. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

      The information regarding executive compensation called for by Item 11 is incorporated herein by reference to the section entitled "Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 23, 2001. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information regarding ownership of the Company's common stock by certain beneficial owners and by management called for by Item 12 is incorporated herein by reference to the section entitled "Stock Ownership of Management and Others" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 23, 2001. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information regarding transactions between management and others and the Company called for by Item 13 is incorporated herein by reference to the sections entitled "Transactions with Management and Others" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 23, 2001. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

(1) The following consolidated financial statements of the registrant and its subsidiaries, are included herein:

      (i)   Independent Auditors' Report

      (ii)  Consolidated Balance Sheets - December 31, 2000 and 1999

      (iii) Consolidated Statements of Income and Comprehensive Income - Years Ended December 31, 2000, 1999 and 1998

      (iv) Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998

      (v) Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

      (vi) Notes to Consolidated Financial Statements - Years Ended December 31, 2000, 1999 and 1998

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

      10.20 Amendment No. 11 to the Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions), adopted October 1, 1999 (incorporated by reference from 1999 Form 10-K, Commission File No. 000-14517).

      10.21 Amendment No. 12 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) Provisions), adopted December 22, 1999 (incorporated by reference from Form 10-Q for quarter ended March 31, 2000).

      10.22 Amendment No. 13 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) Provisions), effective April 1, 2000 (incorporated by reference from Form 10-Q for quarter ended March 31, 2000).

      10.23 Third Amendment to the Harlingen National Bank 401(k) Plan (incorporated by reference from 10-Q for quarter ended September 30, 2000).

      10.24 Amendment No. 14 to Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) Provisions), effective October 25, 2000 (filed herewith).

      21    Subsidiaries of the Registrant (filed herewith)

(b)   Reports of Form 8-K

   No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TEXAS REGIONAL BANCSHARES, INC.
                                                                   (Registrant)
   March 5, 2001                                       /s/ G.E. RONEY
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

Signature                              Title                                                        Date
-------------------------------------- ------------------------------------------------------------ ------------------

/s/ G.E. RONEY                         Chairman of the Board, President and Chief                   March 5, 2001
-------------------------------------- Executive Officer (principal executive officer)              -------------
Glen E. Roney


/s/ MORRIS ATLAS                       Director                                                     March 5, 2001
--------------------------------------                                                              -------------
Morris Atlas

/s/ FRANK N. BOGGUS                    Director                                                     March 5, 2001
--------------------------------------                                                              -------------
Frank N. Boggus

/s/ ROBERT G. FARRIS                   Director                                                     March 5, 2001
--------------------------------------                                                              -------------
Robert G. Farris

/s/ C. KENNETH LANDRUM, M.D.           Director                                                     March 5, 2001
--------------------------------------                                                              -------------
C. Kenneth Landrum, M.D.

/s/ JULIE G. UHLHORN                   Director                                                     March 5, 2001
--------------------------------------                                                              -------------
Julie G. Uhlhorn

/s/ JACK WHETSEL                       Director                                                     March 5, 2001
--------------------------------------                                                              -------------
Jack Whetsel

/s/ M.M. YZAGUIRRE                     Director                                                     March 5, 2001
--------------------------------------                                                              -------------
Mario Max Yzaguirre

/s/ PAUL S. MOXLEY                     Senior Executive Vice President                              March 5, 2001
--------------------------------------                                                              -------------
Paul S. Moxley

/s/ R.T. PIGOTT, JR.                   Executive Vice President and Chief Financial                 March 5, 2001
-------------------------------------- Officer (principal financial officer)                        -------------
R. T. Pigott, Jr.

/s/ ANN M. SEFCIK                      Controller/Assistant Secretary (principal                    March 5, 2001
-------------------------------------- accounting officer)                                          -------------
Ann M. Sefcik


                        INDEX TO EXHIBITS FILED HEREWITH

EXHIBIT
NUMBER       SEQUENTIALLY NUMBERED EXHIBIT
------       -----------------------------
10.24        Amendment Number 14 to the Texas Regional Bancshares, Inc. Employee
             Stock Ownership Plan (with 401(k) provisions) effective October 25,
             2000

21           Subsidiaries of the Registrant