Form 10-Q
period 2001-03-31
TEXAS REGIONAL BANCSHARES INC
filed 2001-05-10
CIK 787648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

There were 16,097,641 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of May 9, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets                                                     March 31,    December 31,
(Dollars in Thousands, Except Share Data)                                          2001          2000
-----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Assets
  Cash and Due From Banks                                                      $    61,930     $  74,469
  Time Deposits                                                                      1,740         2,305
  Federal Funds Sold                                                                32,000         4,800
-----------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                                 95,670        81,574
  Securities Available for Sale, at Fair Value                                     637,103       620,302
  Securities Held to Maturity, at Amortized Cost (Fair Value of
    $1,125 in 2001 and $1,682 in 2000)                                               1,079         1,643
  Loans, Net of Unearned Discount of $3,324 in 2001 and $3,624 in 2000           1,624,182     1,587,827
  Less: Allowance for Loan Losses                                                  (19,837)      (19,458)
-----------------------------------------------------------------------------------------------------------
    Net Loans                                                                    1,604,345     1,568,369
  Premises and Equipment                                                            75,848        76,456
  Accrued Interest Receivable                                                       25,740        24,939
  Other Real Estate                                                                  4,000         3,906
  Goodwill and Identifiable Intangibles                                             39,297        40,397
  Other Assets                                                                      10,659         8,511
-----------------------------------------------------------------------------------------------------------
    Total Assets                                                               $ 2,493,741   $ 2,426,097
-----------------------------------------------------------------------------------------------------------
Liabilities
  Deposits
    Demand                                                                       $ 296,387     $ 301,286
    Savings                                                                        116,569       111,312
    Money Market Checking and Savings                                              492,789       471,622
    Time Deposits                                                                1,265,132     1,225,528
-----------------------------------------------------------------------------------------------------------
      Total Deposits                                                             2,170,877     2,109,748
  Other Borrowed Money                                                              42,022        64,229
  Accounts Payable and Accrued Liabilities                                          41,712        24,416
-----------------------------------------------------------------------------------------------------------
    Total Liabilities                                                            2,254,611     2,198,393
-----------------------------------------------------------------------------------------------------------
  Commitments and Contingencies
  Shareholders' Equity
    Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
      None Issued and Outstanding                                                        -             -
    Common Stock - Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
      Issued and Outstanding 16,090,546 Shares in 2001 and 2000                     16,091        16,091
    Paid-In Capital                                                                134,084       134,084
    Retained Earnings                                                               86,575        79,691
    Accumulated Other Comprehensive Gain (Loss)                                      2,380        (2,162)
-----------------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                                   239,130       227,704
-----------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                 $ 2,493,741   $ 2,426,097
-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income       Three Months
                                                               Ended March 31,
                                                           -------------------------
(Dollars in Thousands, Except Per Share Data)                  2001        2000
------------------------------------------------------------------------------------
                                                                  (Unaudited)
Interest Income
  Loans, Including Fees                                      $ 38,928    $ 33,559
  Securities
    Taxable                                                     8,909       7,724
    Tax-Exempt                                                    542         579
  Time Deposits                                                    33          69
  Federal Funds Sold                                               53          39
------------------------------------------------------------------------------------
    Total Interest Income                                      48,465      41,970
------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                     23,304      18,526
  Other Borrowed Money                                            769         286
------------------------------------------------------------------------------------
    Total Interest Expense                                     24,073      18,812
------------------------------------------------------------------------------------
Net Interest Income Before Provision for Loan Losses           24,392      23,158
Provision for Loan Losses                                       1,738       2,169
------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses          22,654      20,989
------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                           3,455       2,754
  Other Service Charges                                         1,075         947
  Trust Service Fees                                              624         475
  Net Realized Gains on Sales of
    Securities Available for Sale                                  11           -
  Data Processing Service Fees                                    749         584
  Other Operating Income                                          390         448
------------------------------------------------------------------------------------
    Total Noninterest Income                                    6,304       5,208
------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                                6,834       6,659
  Net Occupancy Expense                                         1,067         956
  Equipment Expense                                             1,542       1,427
  Other Real Estate Expense, Net                                   88          31
  Amortization of Goodwill and Identifiable Intangibles         1,107       1,145
  Other Noninterest Expense                                     3,776       3,045
------------------------------------------------------------------------------------
    Total Noninterest Expense                                  14,414      13,263
------------------------------------------------------------------------------------
Income Before Income Tax Expense                               14,544      12,934
Income Tax Expense                                              5,246       4,563
------------------------------------------------------------------------------------
Net Income                                                      9,298       8,371
Other Comprehensive Income (Loss), Net of Tax
  Unrealized Gains (Losses) on Securities Available for
    Sale
    Unrealized Holding Gains (Losses) Arising During            4,549      (2,078)
      Period
    Less: Reclassification Adjustment for Gains
      Included in Net Income                                        7           -
------------------------------------------------------------------------------------
      Total Other Comprehensive Income (Loss)                   4,542      (2,078)
------------------------------------------------------------------------------------
Comprehensive Income                                          $13,840     $ 6,293
------------------------------------------------------------------------------------
Net Income Per Common Share
  Basic                                                       $  0.58      $ 0.52
  Diluted                                                        0.57        0.52
------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.


Texas Regional Bancshares, Inc. and                                             Accumulated
  Subsidiaries                                                                     Other
Consolidated Statements of Changes             Common                          Comprehensive     Total
  In Shareholders' Equity                     Stock -     Paid-In    Retained      Income     Shareholders'
(Dollars in Thousands)                        Class A     Capital    Earnings      (Loss)        Equity
-----------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Three Months Ended March 31, 2001
  Balance, Beginning of Period               $16,091     $134,084    $79,691      $  (2,162)   $227,704
  Net Income                                       -            -      9,298              -       9,298
  Unrealized Gains on Securities,
    Net of Tax and Reclassification
      Adjustment                                   -            -          -          4,542       4,542
----------------------------------------------------------------------------------------------------------
    Total Comprehensive Income                     -            -      9,298          4,542      13,840
----------------------------------------------------------------------------------------------------------
  Class A Common Stock Cash Dividends              -            -     (2,414)             -      (2,414)
----------------------------------------------------------------------------------------------------------
  Balance, End of Period                     $16,091     $134,084    $86,575        $ 2,380    $239,130
----------------------------------------------------------------------------------------------------------

Three Months Ended March 31, 2000
  Balance, Beginning of Period               $14,525      $88,834    $98,277      $ (13,448)   $188,188
  Net Income                                       -            -      8,371              -       8,371
  Unrealized Loss on Securities,
    Net of Tax and Reclassification
      Adjustment                                   -            -          -         (2,078)     (2,078)
----------------------------------------------------------------------------------------------------------
    Total Comprehensive Income                     -            -      8,371         (2,078)      6,293
----------------------------------------------------------------------------------------------------------
  Exercise of Stock Options, 661 Shares of
    Class A Common Stock                           -            5           -             -           5
  Class A Common Stock Cash Dividends              -            -     (2,033)             -      (2,033)
----------------------------------------------------------------------------------------------------------
  Balance, End of Period                     $14,525      $88,839   $104,615      $ (15,526)   $192,453
----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries                                Three Months
Consolidated Statements of Cash Flows                                          Ended March 31,
                                                                           -------------------------
(Dollars in Thousands)                                                         2001        2000
----------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Cash Flows from Operating Activities
  Net Income                                                                   $9,298      $8,371
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities
      Depreciation, Amortization and Accretion, Net                             2,252       2,548
      Provision for Loan Losses                                                 1,738       2,169
      Provision for Estimated Losses on Other Real Estate and Other Assets          -           3
      Gain on Sale of Securities Available for Sale                               (11)          -
      (Gain) Loss on Sale of Other Assets                                          27         (37)
      Gain on Sale of Other Real Estate                                           (14)        (43)
      Increase in Deferred Income Tax Asset                                         -        (665)
      Decrease in Deferred Income Tax Liability                                  (444)          -
      Increase in Accrued Interest Receivable and Other Assets                 (2,569)     (1,525)
      Increase in Accounts Payable and Accrued Liabilities                      3,785       4,740
----------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                      14,062      15,561
----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale                         22,584           -
  Proceeds from Maturing Securities Available for Sale                         93,237       2,958
  Purchases of Securities Available for Sale                                 (113,848)    (22,759)
  Proceeds from Maturing Securities Held to Maturity                              567       5,940
  Proceeds from Sale of Loans                                                     211          10
  Purchases of Loans                                                             (784)     (1,363)
  Loan Originations and Advances, Net                                         (38,207)    (68,725)
  Recoveries of Charged-Off Loans                                                 148         115
  Proceeds from Sale of Premises and Equipment                                     11          11
  Purchases of Premises and Equipment                                            (974)     (2,477)
  Proceeds from Sale of Other Real Estate                                         343         386
  Proceeds from Sale of Other Assets                                              254         254
----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                         (36,458)    (85,650)
----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase in Demand Deposits, Savings, Money
    Market Checking and Savings Accounts                                       21,525      67,666
  Net Increase in Time Deposits                                                39,604      86,948
  Net Decrease in Other Borrowed Money                                        (22,207)    (21,004)
  Cash Dividends Paid on Class A Common Stock                                  (2,430)     (2,032)
  Proceeds from the Sale of Common Stock                                            -           5
----------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      36,492     131,583
----------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                          14,096      61,494
Cash and Cash Equivalents at Beginning of Period                               81,574      71,896
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                    $95,670    $133,390
----------------------------------------------------------------------------------------------------
                                   (Continued)

Texas Regional Bancshares, Inc. and Subsidiaries                                Three Months
Consolidated Statements of Cash Flows                                          Ended March 31,
                                                                          --------------------------
(Dollars in Thousands)                                                         2001        2000
----------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                               $24,408     $18,623
  Income Taxes Paid                                                                 -           -
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable        994       1,067
  Financing Provided For Sales of Other Real Estate                                76         471
  Net Increase in Security Trades Not Settled                                  11,501       2,000
  Net Increase (Decrease) in Dividends Payable                                    (16)          1
-----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2001 and 2000 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

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

         The Financial Accounting Standards Board's Statement No. 140 ("Statement 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replaced the Financial Accounting Standards Board's Statement No. 125 ("Statement 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", but carries over most of Statement 125's provisions without change. Statement 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000. The Company has adopted the disclosure requirements and does not expect the remaining provisions of Statement 140 to have a material impact on its consolidated financial statements.

NOTE 2: IMPAIRED LOANS

         The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $13.2 million at March 31, 2001 for which there was a related allowance for loan losses of $2.8 million. At March 31, 2001, the Company had $2.2 million in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the three months ended March 31, 2001 was $13.7 million. Interest income on impaired loans of $63,000 was recognized during the three months ended March 31, 2001, including $33,000 recognized for cash payments received on nonaccrual loans.

NOTE 3: COMMON STOCK

         On March 13, 2001, the Board of Directors approved a cash dividend of $0.15 per share for shareholders of record on April 2, 2001 and payable on April 12, 2001.

NOTE 4: EARNINGS PER COMMON SHARE COMPUTATIONS

         The table below presents a reconciliation of basic and diluted earnings per share computations.

                                                               Three Months
                                                              Ended March 31,
                                                         --------------------------
(Dollars in Thousands, Except Share Data)                    2001         2000
-----------------------------------------------------------------------------------
                                                                (Unaudited)
Net Income Available to Common Shareholders                $  9,298     $  8,371
-----------------------------------------------------------------------------------
Weighted Average Number of Common Shares Outstanding
  Used in Basic EPS Calculation                          16,090,546   15,977,295
Add Assumed Exercise of Outstanding Stock Options as
  Adjustments for Dilutive Securities                       108,632      140,625
-----------------------------------------------------------------------------------
Weighted Average Number of Common Shares
  Outstanding Used in Diluted EPS Calculations           16,199,178   16,117,920
-----------------------------------------------------------------------------------
Basic EPS                                                  $   0.58     $   0.52
Diluted EPS                                                    0.57         0.52
-----------------------------------------------------------------------------------

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

         Texas State Bank operates twenty-six banking locations in the Rio Grande Valley including four banking locations each in McAllen (including its main office), Brownsville and Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. At March 31, 2001, Texas Regional had consolidated total assets of $2.5 billion, loans (net of unearned discount) of $1.6 billion, deposits of $2.2 billion, and shareholders' equity of $239.1 million.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

         The Company, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $95.7 million at March 31, 2001. Comparatively, the Company had $81.6 million in cash and cash equivalents at December 31, 2000, an increase of $14.1 million or 17.3%.

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

         At March 31, 2001 and December 31, 2000, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

          The following table presents the amortized cost and estimated fair value of securities at March 31, 2001 and December 31, 2000 (dollars in thousands):

                                                             Gross       Gross       Estimated
                                              Amortized   Unrealized   Unrealized      Fair
                                                 Cost        Gains       Losses        Value
-------------------------------------------------------------------------------------------------
Securities Available for Sale
   March 31, 2001 (Unaudited)
    U.S. Treasury                                $  507        $  1       $   -         $  508
    U.S. Government Agency                      461,016       3,865        (770)       464,111
    Mortgage-Backed                             117,359         547        (308)       117,598
    States and Political Subdivisions            45,289         673        (212)        45,750
    Other                                         9,136           -           -          9,136
-------------------------------------------------------------------------------------------------
      Total                                    $633,307      $5,086     $(1,290)      $637,103
-------------------------------------------------------------------------------------------------
  December 31, 2000
    U.S. Treasury                                $  400        $  -       $   -         $  400
    U.S. Government Agency                      447,524       2,017      (3,943)       445,598
    Mortgage-Backed                             120,669          22        (813)       119,878
    States and Political Subdivisions            45,919         278        (807)        45,390
    Other                                         9,036           -           -          9,036
-------------------------------------------------------------------------------------------------
      Total                                    $623,548      $2,317     $(5,563)      $620,302
-------------------------------------------------------------------------------------------------

Securities Held to Maturity
   March 31, 2001 (Unaudited)
    States and Political Subdivisions           $ 1,079        $ 46     $     -       $  1,125
-------------------------------------------------------------------------------------------------
      Total                                     $ 1,079        $ 46     $     -       $  1,125
-------------------------------------------------------------------------------------------------
  December 31, 2000
    States and Political Subdivisions           $ 1,643        $ 39     $     -       $  1,682
-------------------------------------------------------------------------------------------------
      Total                                     $ 1,643        $ 39     $     -       $  1,682
-------------------------------------------------------------------------------------------------

         Net unrealized holding gains (losses) on securities available for sale, net of related tax effect, of $2.4 million and ($2.2) million at March 31, 2001 and December 31, 2000, respectively, was reported in a separate component of shareholders' equity as accumulated other comprehensive income.

         Securities available for sale and securities held to maturity with carrying values of $604.7 million and $959,000, respectively, at March 31, 2001 and $582.8 million and $1.2 million, respectively, at December 31, 2000 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

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

         The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at March 31, 2001 of $8.0 million represented 0.5% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

         Total loans of $1.6 billion at March 31, 2001 increased $36.4 million or 2.3% compared to December 31, 2000 levels of $1.6 billion. The increase in total loans for the three months ended March 31, 2001 reflects growth in all loan categories except Agricultural Mortgage, 1-4 Family Mortgage and Consumer loans and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loan portfolio (dollars in thousands):

                                    March 31,    December 31,
                                      2001           2000
---------------------------------------------------------------
                                   (Unaudited)
Commercial                          $ 494,949      $ 481,277
Commercial Tax-Exempt                  14,184         13,213
---------------------------------------------------------------
  Total Commercial Loans              509,133        494,490
---------------------------------------------------------------
Agricultural                           81,047         71,482
---------------------------------------------------------------
Real Estate
  Construction                        150,614        143,023
  Commercial Mortgage                 545,537        536,856
  Agricultural Mortgage                42,919         43,725
  1-4 Family Mortgage                 173,847        173,860
---------------------------------------------------------------
    Total Real Estate                 912,917        897,464
---------------------------------------------------------------
Consumer                              121,085        124,391
---------------------------------------------------------------
  Total Loans                      $1,624,182     $1,587,827
---------------------------------------------------------------

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

         Nonperforming assets of $18.3 million at March 31, 2001 increased $1.1 million, 6.1% compared to December 31, 2000 levels of $17.2 million. Nonperforming loans of $13.2 million at March 31, 2001 increased $751,000 or 6.0% compared to $12.5 million at December 31, 2000. The increase in nonperforming loans primarily resulted from the transfer of approximately $1.5 million from 90 days or more and still accruing. The increase was partially offset by a $825,000 writedown on a restructured relationship. Nonperforming loans have declined $9.4 million since June 30, 2000. Nonaccrual loans of $13.2 million at March 31, 2001 increased $4.2 million or 47.0% compared to $9.0 million at December 31, 2000. The increase in nonaccrual loans resulted primarily from $2.8 million in restructured loans classified as nonaccruing during first quarter 2001, as well as approximately $1.5 million transferred from 90 days or more and still accruing. Cross-border nonaccrual loans at March 31, 2001 of $4.0 million remained unchanged from December 31, 2000. The increase in foreclosed assets during 2001 was primarily attributable to the purchase of $257,000 in equipment for the operation of a foreclosed property managed by the Company. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

         Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at March 31, 2001 and December 31, 2000 that are not classified as nonaccrual totaled $3.7 million and $4.0 million, respectively. The decrease in accruing loans past due 90 days or more at March 31, 2001 as compared to the year ended December 31, 2000 was primarily a result of approximately $1.5 million transferred to nonaccrual status, which was partially offset by a $1.0 million increase in new loans in this category. The increase is primarily attributable to six loan relationships. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at March 31, 2001 increased to 1.35% from 1.33% at December 31, 2000 due to the increase in nonperforming loans.

         An analysis of the components of nonperforming assets follows (dollars in thousands):

--------------------------------------------------------------------------------------------
                                                                  March 31,   December 31,
                                                                    2001          2000
--------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Nonaccrual Loans                                                  $13,232        $8,999
Restructured Loans                                                      -         3,482
--------------------------------------------------------------------------------------------
  Nonperforming Loans                                              13,232        12,481
Foreclosed and Other Assets                                         5,039         4,733
--------------------------------------------------------------------------------------------
  Total Nonperforming Assets                                       18,271        17,214
Accruing Loans 90 Days or More Past Due                             3,693         4,022
--------------------------------------------------------------------------------------------
  Total Nonperforming Assets and Accruing Loans 90 Days or
     More Past Due                                                $21,964       $21,236
--------------------------------------------------------------------------------------------
Nonperforming Loans as a % of Total Loans                            0.81%         0.79%
Nonperforming Assets as a % of Total Loans and Foreclosed            1.12          1.08
  Assets
Nonperforming Assets as a % of Total Assets                          0.73          0.71
Nonperforming Assets Plus Accruing Loans 90 Days or More
  Past Due as a % of Total Loans and Foreclosed Assets               1.35          1.33
--------------------------------------------------------------------------------------------

         Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at March 31, 2001, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

         The allowance for loan losses at March 31, 2001 totaled $19.8 million, representing a net increase of $379,000 or 1.9% compared to $19.5 million at December 31, 2000. The increase is primarily due to an increase in loans by 2.3% since December 31, 2000. Management believes that the allowance for loan losses at March 31, 2001 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

         The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

                                                     Three Months Ended
                                                         March 31,
                                                  ------------------------
                                                      2001        2000
---------------------------------------------------------------------------
                                                        (Unaudited)
Balance at Beginning of Period                      $19,458     $16,711
Provision for Loan Losses                             1,738       2,169
Charge-Offs
  Commercial                                          1,046         540
  Agricultural                                            2           7
  Real Estate                                            37         147
  Consumer                                              422         635
---------------------------------------------------------------------------
    Total Charge-Offs                                 1,507       1,329
---------------------------------------------------------------------------
Recoveries
  Commercial                                             16          32
  Agricultural                                            1           1
  Real Estate                                             -           5
  Consumer                                              131          77
---------------------------------------------------------------------------
    Total Recoveries                                    148         115
---------------------------------------------------------------------------
Net Charge-Offs                                       1,359       1,214
---------------------------------------------------------------------------
Balance at End of Period                            $19,837     $17,666
---------------------------------------------------------------------------
Ratio of Allowance for Loan Losses to
  Loans Outstanding, Net of Unearned Discount          1.22%       1.22%
Ratio of Allowance for Loan Losses to
  Nonperforming Loans                                149.92      196.16
Ratio of Net Charge-Offs to Average Total
  Loans Outstanding, Net of Unearned Discount          0.34        0.35
---------------------------------------------------------------------------

PREMISES AND EQUIPMENT, NET

         Premises and equipment of $75.8 million at March 31, 2001 remained comparable to December 31, 2000 levels of $76.5 million, decreasing by $608,000 or 0.8%.

GOODWILL AND IDENTIFIABLE INTANGIBLES

         Intangibles of $39.3 million at March 31, 2001 decreased $1.1 million or 2.7% compared to $40.4 million at December 31, 2000. The net decrease for the three months ended March 31, 2001 is attributable to amortization of existing intangibles.

DEPOSITS

         Total deposits of $2.2 billion at March 31, 2001 increased $61.1 million or 2.9% compared to December 31, 2000 levels of $2.1 billion. The increase in total deposits for the three months ended March 31, 2001 is primarily attributable to growth in the volume of business conducted by the Company and the vitality of the Rio Grande Valley economy. The following table presents the composition of total deposits (dollars in thousands):

                                          March 31,    December 31,
                                            2001           2000
--------------------------------------------------------------------
                                         (Unaudited)
Demand Deposits
  Commercial and Individual                $ 292,367    $ 294,046
  Public Funds                                 4,020        7,240
--------------------------------------------------------------------
    Total Demand Deposits                    296,387      301,286
--------------------------------------------------------------------
Interest-Bearing Deposits
  Savings
    Commercial and Individual                116,227      110,947
    Public Funds                                 342          365
  Money Market Checking and Savings
    Commercial and Individual                393,505      370,645
    Public Funds                              99,284      100,977
  Time Deposits
    Commercial and Individual                914,511      900,478
    Public Funds                             350,621      325,050
--------------------------------------------------------------------
    Total Interest-Bearing Deposits        1,874,490    1,808,462
--------------------------------------------------------------------
      Total Deposits                      $2,170,877   $2,109,748
--------------------------------------------------------------------

OTHER BORROWED MONEY

         The components of other borrowed money are as follows (dollars in thousands):

                                          March 31,    December 31,
                                            2001           2000
--------------------------------------------------------------------
                                         (Unaudited)
  Federal Funds Purchased and
    Securities Sold Under Repurchase
    Agreements                              $ 42,022     $ 39,229
  Federal Home Loan Bank Advances                  -       25,000
--------------------------------------------------------------------
    Total Borrowed Money                    $ 42,022     $ 64,229
--------------------------------------------------------------------

         At March 31, 2001, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs and approximately $168.7 million available at the Federal Home Loan Bank.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased by $11.4 million, or 5.0% during the three months ended March 31, 2001 primarily due to comprehensive income of $13.8 million less cash dividends of $2.4 million. Comprehensive income for the period included net income of $9.3 million and unrealized gains on securities available for sale, net of tax, of $4.5 million.

          Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

                                                    March 31, 2001           December 31, 2000
                                               -----------------------------------------------------
                                                   Amount        Ratio       Amount        Ratio
----------------------------------------------------------------------------------------------------
                                                       (Unaudited)
Total Shareholders' Equity before unrealized
  gains or losses on Securities Available for
  Sale                                              $236,750                  $229,866
Less Goodwill and Other Deductions                   (39,297)                  (40,397)
----------------------------------------------------------------------------------------------------
Total Tier I Capital                                 197,453                   189,469
Total Tier II Capital                                 19,837                    19,458
----------------------------------------------------------------------------------------------------
Total Qualifying Capital                            $217,290                  $208,927
----------------------------------------------------------------------------------------------------
Total Risk-Based Capital                            $217,290     12.48%       $208,927      12.35%
Total Risk-Based Capital Minimum                     139,252      8.00         135,379       8.00
----------------------------------------------------------------------------------------------------
Tier I Risk-Based Capital                            197,453     11.34         189,469      11.20
Tier I Risk-Based Capital Minimum                     69,626      4.00          67,689       4.00
----------------------------------------------------------------------------------------------------
Tier I Leverage Capital                              197,453      8.24         189,469       8.14
Tier I Leverage Capital Minimum                       95,861      4.00          93,115       4.00
----------------------------------------------------------------------------------------------------

         At March 31, 2001, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

         Net income available for common shareholders was $9.3 million and $8.4 million and earnings per diluted common share were $0.57 and $0.52 for the three months ended March 31, 2001 and 2000, respectively. Net income increased due to sustained loan growth. Return on assets averaged 1.55% and 1.56% while return on shareholders' equity averaged 16.10% and 17.73% for the three months ended March 31, 2001 and 2000, respectively.

INTEREST INCOME

         Total interest income for the three months ended March 31, 2001 was $48.5 million, an increase of $6.5 million or 15.5% from the three months ended March 31, 2000. This increase in interest income is due to a $283.4 million or 14.6% increase in average earning assets to $2.2 billion for the three months ended March 31, 2001 from the same period last year.

         Interest income on loans increased $5.4 million or 16.0% to $38.9 million for the three months ended March 31, 2001. A $208.3 million or 14.9% increase in average loans outstanding over the same period in 2000 propelled this increase. Interest income on securities increased to $9.5 million, a $1.1 million or 13.8% increase from the prior comparable period. This increase was attributable to a $76.1 million increase in average securities, up 14.2% when compared to the three months ended March 31, 2000.

INTEREST EXPENSE

         Interest expense on deposits and other borrowings increased to $24.1 million for the three months ended March 31, 2001 compared to $18.8 million for the same period in 2000, representing an increase of $5.3 million or 28.0%. The increase in interest expense was primarily attributable to a $222.0 million or 13.3% increase in average interest-bearing liabilities from the same comparable period in 2000.

 NET INTEREST INCOME

         Net interest income, reported on a tax equivalent basis, was $24.9 million for the three months ended March 31, 2001, compared with $23.6 million for the same period in 2000, an increase of $1.3 million or 5.36%. The increase in net interest income during the three months ended March 31, 2001 was largely due to growth in average interest-earning assets, primarily loans.

         The net interest margin was 4.52% for the three months ended March 31, 2001, compared with 4.87% for the same period in 2000. This decrease was attributable to a sixty-three basis point increase in the cost of average interest-bearing liabilities to 5.18%, up from 4.55% for the same period last year. This was partially offset by an increase in the yield on average interest-earning assets by fourteen basis points to 8.90%.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change". It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change". The following tables present for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2001 and 2000 (dollars in thousands):

                                                              Three Months Ended
                                   -------------------------------------------------------------------------
                                              March 31, 2001                       March 31, 2000
                                   -------------------------------------------------------------------------
                                        Average                  Yield/     Average                 Yield/
Taxable-Equivalent Basis (1)            Balance       Interest  Rate (2)    Balance      Interest  Rate (2)
------------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Assets
  Interest-Earning Assets
    Loans
      Commercial                          $ 575,391   $13,687     9.65%     $ 484,173    $11,432     9.50%
      Real Estate                           912,721    21,933     9.75        776,616     18,565     9.61
      Consumer                              122,808     3,468    11.45        141,817      3,682    10.44
------------------------------------------------------------------------------------------------------------
        Total Loans                       1,610,920    39,088     9.84      1,402,606     33,679     9.66
------------------------------------------------------------------------------------------------------------
    Securities (3)
      Taxable                               566,138     8,909     6.38        488,857      7,724     6.35
      Tax-Exempt                             46,992       843     7.28         48,210        889     7.42
------------------------------------------------------------------------------------------------------------
        Total Securities                    613,130     9,752     6.45        537,067      8,613     6.45
------------------------------------------------------------------------------------------------------------
    Time Deposits                             2,256        33     5.93          4,667         69     5.95
    Federal Funds Sold                        4,037        53     5.32          2,570         39     6.10
------------------------------------------------------------------------------------------------------------
      Total Interest-Earning
        Assets                            2,230,343    48,926     8.90%     1,946,910     42,400     8.76%
------------------------------------------------------------------------------------------------------------
  Cash and Due from Banks                    69,763                            66,583
  Premises and Equipment, Net                76,105                            75,998
  Other Assets                               79,401                            83,988
  Allowance for Loan Losses                 (20,303)                          (17,634)
------------------------------------------------------------------------------------------------------------
    Total Assets                        $ 2,435,309                       $ 2,155,845
------------------------------------------------------------------------------------------------------------
Liabilities
  Interest-Bearing Liabilities
    Savings                               $ 112,598     $ 612     2.20%     $ 120,890      $ 663     2.21%
    Money Market Checking
      And Savings                           488,349     4,452     3.70        390,632      2,908     2.99
    Time Deposits                         1,229,987    18,240     6.01      1,130,332     14,955     5.32
------------------------------------------------------------------------------------------------------------
      Total Savings and
        Time Deposits                     1,830,934    23,304     5.16      1,641,854     18,526     4.54
------------------------------------------------------------------------------------------------------------
      Other Borrowed Money                   54,940       769     5.68         22,059        286     5.21
------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing
        Liabilities                       1,885,874    24,073     5.18%     1,663,913     18,812     4.55%
------------------------------------------------------------------------------------------------------------
  Demand Deposits                           293,731                           288,935
  Other Liabilities                          21,522                            13,144
------------------------------------------------------------------------------------------------------------
    Total Liabilities                     2,201,127                         1,965,992
------------------------------------------------------------------------------------------------------------
  Shareholders' Equity                      234,182                           189,853
------------------------------------------------------------------------------------------------------------
    Total Liabilities and
      Shareholders' Equity              $ 2,435,309                       $ 2,155,845
------------------------------------------------------------------------------------------------------------
Net Interest Income                                  $ 24,853                           $ 23,588
------------------------------------------------------------------------------------------------------------
Net Yield on Total Interest
  Earning Assets                                                  4.52%                              4.87%
-----------------------------------------------------------------------------------------------------------

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

                                       Three Months Ended March 31,
                                           2001 Compared to 2000
                                  ----------------------------------------
                                             Due to Change in
                                     Net    --------------------  Rate/
Taxable-Equivalent Basis (1)       Change    Volume     Rate     Volume
--------------------------------------------------------------------------
                                                (Unaudited)
Interest Income
  Loans                            $5,409   $4,682      $ 633      $ 94
  Securities
    Taxable                         1,185    1,147         33         5
    Tax-Exempt                        (46)     (29)       (17)        -
  Time Deposits in Bank               (36)     (36)         -         -
  Federal Funds Sold                   14       22         (5)       (3)
--------------------------------------------------------------------------
    Total Interest Income           6,526    5,786        644        96
--------------------------------------------------------------------------
Interest Expense
  Deposits                          4,778    1,962      2,525       291
  Other Borrowed Money                483      421         25        37
--------------------------------------------------------------------------
    Total Interest Expense          5,261    2,383      2,550       328
--------------------------------------------------------------------------
Net Interest Income Before
  Allocation of Rate/Volume         1,265    3,403     (1,906)     (232)
Allocation of Rate/Volume               -      (72)      (160)      232
--------------------------------------------------------------------------
Changes in Net Interest Income    $ 1,265   $3,331    $(2,066)     $  -
--------------------------------------------------------------------------

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 2001 and 2000).

PROVISION FOR LOAN LOSSES

         The Company recorded a provision for loan losses of $1.7 million for the three months ended March 31, 2001, compared to $2.2 million for the three months ended March 31, 2000. The provision for loan losses reflected a decrease of $431,000 or 19.9% for the three months ended March 31, 2001 compared to the same period in 2000. The decrease is primarily attributable to a decrease in the amount of loan growth during first quarter 2001 compared to the same period in 2000. Net charge-offs totaled $1.4 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively, and decreased to 0.34% of average loans during first quarter 2001 compared to 0.35% of average loans during first quarter 2000.

         Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate. Management bases its decision on many factors which include historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, and general economic conditions, particularly as they relate to the Company's lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the "Allowance for Loan Losses." section of this report.

NONINTEREST INCOME

     The Company's primary sources of Noninterest Income are service charges on deposit accounts and other banking service related fees. Noninterest Income totaled $6.3 million for the three months ended March 31, 2001 compared to $5.2 million for 2000. Excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale, Noninterest Income increased $1.1 million or 20.8% from 2000. The Noninterest Income growth in the three months ended March 31, 2001 compared to the same prior period in 2000 resulted primarily from an increase in service charge income.

         Total Service Charges of $4.5 million for the three months ended March 31, 2001 increased $829,000 or 22.4% compared to $3.7 million for the same period in 2000. The increase in Total Service Charges is attributable to increased account transaction fees generated by deposit growth and pricing adjustments.

         Trust Service Fees of $624,000 for the three months ended March 31, 2001 increased $149,000 or 31.4% compared to $475,000 for comparable prior year period. The increase in Trust Service Fees is attributable to an increase in the number of trust accounts managed, as well as an increase in fees effective April 1, 2000. The fair market value of assets managed at March 31, 2001 was $386.8 million compared to $360.4 million a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

         Net Realized Gains on Sales of Securities Available for Sale for the three months ended March 31, 2001 totaled $11,000 compared to $0 for 2000. Market opportunities to realize bond profits were limited during first quarter 2000 as bond prices generally fell. Net unrealized holding gains on securities available for sale, net of tax, totaled $2.4 million at March 31, 2001. (See "Shareholders' Equity").

         Data Processing Service Fees of $749,000 for the three months ended March 31, 2001 increased $165,000 or 28.3% compared to $584,000 for the same period last year. This increase arose from the acquisition of one additional data processing client during second quarter 2000. Furthermore, increased utilization of services was provided to existing clients. The number of data processing clients as of March 31, 2001 and 2000 was 8 and 7, respectively.

         Other Operating Income of $390,000 for the three months ended March 31, 2001 decreased $58,000 or 12.9% compared to $448,000 for the same 2000 period. The decrease in Other Operating Income during the three months ended March 31, 2001 was primarily attributable to a decrease of $64,000 in gains realized on sale of assets. During first quarter 2001, the Company recorded a net loss on sale of assets of $27,000 compared to a net gain of $37,000 during first quarter 2000.

NONINTEREST EXPENSE

         Noninterest Expense of $14.4 million for the three months ended March 31, 2001 increased $1.1 million or 8.7% compared to $13.3 million for 2000. The efficiency ratio of expense to total revenue was 46.00% for the three months ended March 31, 2001 compared to 45.95% for the same period in 2000. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

         Salaries and Employee Benefits, the largest category of Noninterest Expense, of $6.8 million for the three months ended March 31, 2001 increased $175,000 or 2.6% compared to the same period last year of $6.7 million. Although the Company had a higher level of staff during first quarter 2001 compared to the same period in 2000, the increase is primarily attributable to a $191,000 increase in medical insurance premiums. The number of full-time equivalent employees of 925 at March 31, 2001 increased 4.8% from 883 at March 31, 2000. For the three months ended March 31, 2001, Salaries and Employee Benefits averaged 1.14% of average assets compared to 1.24% during the same period in 2000.

         Net Occupancy Expense of $1.1 million for the three months ended March 31, 2001 increased $111,000 or 11.6% compared to $956,000 for 2000.
Although occupancy expenses generally increased during first quarter 2001 compared to 2000, the increase was partially offset by increased rental income generated from the corporate headquarters building in McAllen, Texas.

         Equipment Expense of $1.5 million for the three months ended March 31, 2001 increased $115,000 or 8.1% compared to $1.4 million for 2000. Since first quarter 2000, the Company has increased its capitalization policy on fixed assets from $1,000 to $2,500 resulting in more equipment being expensed as opposed to capitalized compared to the previous year.

         Other Real Estate (Income) Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate (Income) Expense, Net of $88,000 for the three months ended March 31, 2001 increased $57,000 or 183.9% from $31,000 for the three months ended March

31, 2000. The increase is attributable to a decrease in rental income by $44,000 during first quarter 2001 compared to the same period in 2000 due to property sales. Management is actively seeking buyers for all Other Real Estate.

         Amortization of Goodwill and Identifiable Intangibles of $1.1 million for the three months ended March 31, 2001 was comparable to $1.1 million for the same period in 2000, decreasing by $38,000 or 3.3%. The decrease in Amortization of Goodwill and Identifiable Intangibles during the three months ended March 31, 2001 compared to first quarter 2000 resulted from two noncompete agreements obtained through the Harlingen Bancshares, Inc. acquisition becoming fully amortized by the end of first quarter 2000.

         A detailed summary of Noninterest Expense follows (dollars in thousands):

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                  2001        2000
---------------------------------------------------------------------------------------
                                                                     (Unaudited)
Salaries and Wages                                                $5,289      $5,272
Employee Benefits                                                  1,545       1,387
---------------------------------------------------------------------------------------
  Total Salaries and Employee Benefits                             6,834       6,659
---------------------------------------------------------------------------------------
Net Occupancy Expense                                              1,067         956
---------------------------------------------------------------------------------------
Equipment Expense                                                  1,542       1,427
---------------------------------------------------------------------------------------
Other Real Estate (Income) Expense, Net
  Rent Income                                                       (116)       (160)
  Gain on Sale                                                       (14)        (43)
  Expenses                                                           218         234
---------------------------------------------------------------------------------------
    Total Other Real Estate (Income) Expense, Net                     88          31
---------------------------------------------------------------------------------------
Amortization of Goodwill and Identifiable Intangibles              1,107       1,145
---------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public Relations                                   630         583
  Data Processing and Check Clearing                                 497         435
  Director Fees                                                       95          98
  Franchise Tax                                                       85        (202)
  Insurance                                                           56          73
  FDIC Insurance                                                     100          96
  Legal                                                              407         168
  Professional Fees                                                  433         335
  Postage, Delivery and Freight                                      248         278
  Printing, Stationery and Supplies                                  420         486
  Telephone                                                          174         182
  Other Losses                                                       223          95
  Miscellaneous Expense                                              408         418
---------------------------------------------------------------------------------------
    Total Other Noninterest Expense                                3,776       3,045
---------------------------------------------------------------------------------------
Total Noninterest Expense                                        $14,414     $13,263
---------------------------------------------------------------------------------------

         Franchise Tax for the three months ended March 31, 2001 of $85,000 increased by $287,000 compared to ($202,000) during the same period in 2000. The increase was attributable to a $310,000 franchise tax recovery received during the three months ended March 31, 2000 as a result of overpayment from previous years.

         Legal Expenses for the three months ended March 31, 2001 increased by $239,000 or 142.3% to $407,000 compared to $168,000 during first quarter 2000. The increase related to legal fees incurred as a result of a higher level of nonperforming assets compared to the same period in 2000.

INCOME TAX EXPENSE

         The Company recorded income tax expense of $5.2 million for the three months ended March 31, 2001 compared to $4.6 million for the three months ended March 31, 2000. The increase in income tax is primarily due to an increased level of pretax income for first quarter 2001.

CAPITAL AND LIQUIDITY

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2001, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.48%, a Tier I risk-based capital ratio of 11.34%, and a leverage ratio of 8.24%.

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

         Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At March 31, 2001, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, was 31.1% compared to 30.8% at December 31, 2000.

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

         During the three months ended March 31, 2001, funds for $113.8 million of securities purchases, $38.2 million of net loan growth and $22.2 million decrease in other borrowed money came from various sources, including a net increase in deposits of $61.1 million, $115.8 million from proceeds from security sales and maturities and $14.1 million from operating activities.

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

         In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a "driver" and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The following table summarizes the simulated change in net interest income over a 12-month period as of March 31, 2001 and December 31, 2000 (dollars in thousands):

                                                        Increase (Decrease) in
                                                          Net Interest Income
Changes in Interest          Estimated Net   --------------------------------------------
Rates (Basis Points)        Interest Income               Amount                Percent
-----------------------------------------------------------------------------------------
                                                 (Unaudited)
March 31, 2001
  +100                             $112,092                $2,477                   2.3%
      -                             109,615                     -
  -100                              104,803                (4,812)                 (4.4)
December 31, 2000
  +100                               96,684                 1,822                   1.9
      -                              94,862                     -                     -
  -100                               91,521                (3,341)                 (3.5)
-----------------------------------------------------------------------------------------

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

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

     None.

(b)  Reports of Form 8-K

     No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TEXAS REGIONAL BANCSHARES, INC.
                                                                   (Registrant)

                May 10, 2001                                    /s/ G. E. Roney
-----------------------------              -------------------------------------
                                                                  Glen E. Roney
                                               Chairman of the Board, President
                                                      & Chief Executive Officer

                May 10, 2001                              /s/ R. T. Pigott, Jr.
-----------------------------              -------------------------------------
                                                              R. T. Pigott, Jr.
                                                       Executive Vice President
                                                      & Chief Financial Officer