Form 10-Q
period 2001-06-30
TEXAS REGIONAL BANCSHARES INC
filed 2001-07-26
CIK 787648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended June 30, 2001


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from  __________ to __________


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

                                 (956) 631-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

There were 16,118,331 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of July 24, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets                                                      June 30,    December 31,
(Dollars in Thousands, Except Share Data)                                          2001          2000
-----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Assets
  Cash and Due From Banks                                                       $   68,053    $   74,469
  Time Deposits                                                                      1,527         2,305
  Federal Funds Sold                                                                25,300         4,800
-----------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                                 94,880        81,574
  Securities Available for Sale, at Fair Value                                     647,246       620,302
  Securities Held to Maturity, at Amortized Cost (Fair Value of
    $1,120 in 2001 and $1,682 in 2000)                                               1,079         1,643
  Loans, Net of Unearned Discount of $2,824 in 2001 and $3,624 in 2000           1,622,842     1,587,827
  Less: Allowance for Loan Losses                                                  (19,988)      (19,458)
-----------------------------------------------------------------------------------------------------------
    Net Loans                                                                    1,602,854     1,568,369
  Premises and Equipment                                                            75,747        76,456
  Accrued Interest Receivable                                                       25,700        24,939
  Other Real Estate                                                                  5,859         3,906
  Goodwill and Identifiable Intangibles                                             38,198        40,397
  Other Assets                                                                      10,109         8,511
-----------------------------------------------------------------------------------------------------------
    Total Assets                                                                $2,501,672    $2,426,097
===========================================================================================================
Liabilities
  Deposits
    Demand                                                                      $  310,022    $  301,286
    Savings                                                                        113,957       111,312
    Money Market Checking and Savings                                              530,346       471,622
    Time Deposits                                                                1,204,675     1,225,528
-----------------------------------------------------------------------------------------------------------
      Total Deposits                                                             2,159,000     2,109,748
  Other Borrowed Money                                                              56,995        64,229
  Accounts Payable and Accrued Liabilities                                          38,516        24,416
-----------------------------------------------------------------------------------------------------------
    Total Liabilities                                                            2,254,511     2,198,393
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
  Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
    None Issued and Outstanding                                                          -             -
  Common Stock - Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
    Issued and Outstanding 16,109,821 Shares in 2001 and 16,090,546 Shares
    in 2000                                                                         16,110        16,091
  Paid-In Capital                                                                  134,710       134,084
  Retained Earnings                                                                 93,902        79,691
  Accumulated Other Comprehensive Income (Loss)                                      2,439        (2,162)
-----------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                     247,161       227,704
-----------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                  $2,501,672    $2,426,097
===========================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.



Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive              Three Months              Six Months
  Income                                                         Ended June 30,           Ended June 30,
                                                           --------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                  2001        2000         2001         2000
--------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Interest Income
  Loans, Including Fees                                      $ 37,048    $ 35,833     $ 75,976    $ 69,392
  Securities
    Taxable                                                     8,791       8,003       17,700      15,727
    Tax-Exempt                                                    532         590        1,074       1,169
  Time Deposits                                                    22          62           55         131
  Federal Funds Sold                                              225         203          278         242
-------------------------------------------------------------------------------------------------------------
    Total Interest Income                                      46,618      44,691       95,083      86,661
-------------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                     21,658      20,229       44,962      38,755
  Other Borrowed Money                                            603         589        1,372         875
-------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                     22,261      20,818       46,334      39,630
-------------------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for Loan Losses           24,357      23,873       48,749      47,031
Provision for Loan Losses                                       1,188       2,325        2,926       4,494
-------------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses          23,169      21,548       45,823      42,537
-------------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                           3,810       2,903        7,265       5,657
  Other Service Charges                                           780         658        1,855       1,605
  Trust Service Fees                                              622         589        1,246       1,064
  Net Realized Gains on Sales of
    Securities Available for Sale                                 239           -          250           -
  Data Processing Service Fees                                    793         687        1,542       1,271
  Other Operating Income                                          477         566          867       1,014
-------------------------------------------------------------------------------------------------------------
    Total Noninterest Income                                    6,721       5,403       13,025      10,611
-------------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                                7,369       6,149       14,203      12,808
  Net Occupancy Expense                                         1,112       1,045        2,179       2,001
  Equipment Expense                                             1,583       1,550        3,125       2,977
  Other Real Estate Expense, Net                                  124         451          212         482
  Amortization of Goodwill and Identifiable Intangibles         1,108       1,108        2,215       2,253
  Other Noninterest Expense                                     3,773       3,258        7,549       6,303
-------------------------------------------------------------------------------------------------------------
    Total Noninterest Expense                                  15,069      13,561       29,483      26,824
-------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                               14,821      13,390       29,365      26,324
Income Tax Expense                                              5,079       4,869       10,325       9,432
-------------------------------------------------------------------------------------------------------------
Net Income                                                      9,742       8,521       19,040      16,892
Other Comprehensive Income (Loss), Net of Tax
  Unrealized Gains (Losses) on Securities Available for
  Sale
    Unrealized Holding Gains (Losses) Arising During
    Period                                                        214        (865)       4,764      (2,943)
    Less: Reclassification Adjustment for Gains
      Included in Net Income                                      155           -          163           -
-------------------------------------------------------------------------------------------------------------
      Total Other Comprehensive Income (Loss)                      59        (865)       4,601      (2,943)
-------------------------------------------------------------------------------------------------------------
Comprehensive Income                                          $ 9,801     $ 7,656     $ 23,641    $ 13,949
=============================================================================================================
Net Income Per Common Share
  Basic                                                       $  0.61     $  0.53     $   1.18    $   1.05
  Diluted                                                        0.60        0.53         1.17        1.05
=============================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.




Texas Regional Bancshares, Inc. and                                             Accumulated
  Subsidiaries                                                                     Other
Consolidated Statements of Changes             Common                          Comprehensive     Total
  In Shareholders' Equity                     Stock -     Paid-In    Retained      Income     Shareholders'
(Dollars in Thousands)                        Class A     Capital    Earnings      (Loss)        Equity
-----------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Six Months Ended June 30, 2001
  Balance, Beginning of Period               $16,091     $134,084   $ 79,691       $ (2,162)   $227,704
  Net Income                                       -            -     19,040              -      19,040
  Unrealized Gains on Securities,
    Net of Tax and Reclassification
    Adjustment                                     -            -          -          4,601       4,601
----------------------------------------------------------------------------------------------------------
    Total Comprehensive Income                     -            -     19,040          4,601      23,641
----------------------------------------------------------------------------------------------------------
  Exercise of Stock Options, 19,275 Shares
    of Class A Common Stock                       19          574                                   593
  Tax Effect of Nonqualified Stock Options
    Exercised                                      -           52          -              -          52
  Class A Common Stock Cash Dividends              -            -     (4,829)             -      (4,829)
----------------------------------------------------------------------------------------------------------
  Balance, End of Period                     $16,110     $134,710   $ 93,902       $  2,439    $247,161
==========================================================================================================

Six Months Ended June 31, 2000
  Balance, Beginning of Period               $14,525     $ 88,834   $ 98,277       $(13,448)   $188,188
  Net Income                                       -            -     16,892              -      16,892
  Unrealized Loss on Securities,
    Net of Tax and Reclassification
    Adjustment                                     -            -          -         (2,943)     (2,943)
----------------------------------------------------------------------------------------------------------
    Total Comprehensive Income                     -            -     16,892         (2,943)     13,949
----------------------------------------------------------------------------------------------------------
  Exercise of Stock Options, 93,898 Shares
    of Class A Common Stock                       94          657          -              -         751
  Tax Effect of Nonqualified Stock Options
    Exercised                                      -          569          -              -         569
  Class A Common Stock Cash Dividends              -            -     (4,080)             -      (4,080)
----------------------------------------------------------------------------------------------------------
  Balance, End of Period                     $14,619     $ 90,060   $111,089       $(16,391)   $199,377
==========================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.




                                                                                   Six Months
Texas Regional Bancshares, Inc. and Subsidiaries                                 Ended June 30,
Consolidated Statements of Cash Flows                                      -------------------------
(Dollars in Thousands)                                                         2001        2000
----------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Cash Flows from Operating Activities
  Net Income                                                                $  19,040   $  16,892
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities
      Depreciation, Amortization and Accretion, Net                             4,726       5,121
      Provision for Loan Losses                                                 2,926       4,494
      Provision for Estimated Losses on Other Real Estate and Other Assets          9         425
      Gain on Sale of Securities Available for Sale                              (250)          -
      (Gain) Loss on Sale of Other Assets                                          32         (26)
      Gain on Sale of Other Real Estate                                           (41)        (78)
      Gain on Sale of Premises and Equipment                                      (37)       (166)
      Increase in Deferred Income Tax Asset                                        (8)     (1,356)
      Decrease in Deferred Income Tax Liability                                  (600)          -
      Increase in Accrued Interest Receivable and Other Assets                 (1,774)     (4,214)
      Increase (Decrease) in Accounts Payable and Accrued Liabilities          (1,580)      2,887
----------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                      22,443      23,979
----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale                         64,195           -
  Proceeds from Maturing Securities Available for Sale                        172,210       6,465
  Purchases of Securities Available for Sale                                 (241,897)    (39,424)
  Proceeds from Maturing Securities Held to Maturity                              567       5,940
  Proceeds from Sale of Loans                                                     211       1,370
  Purchases of Loans                                                           (1,074)     (6,137)
  Loan Originations and Advances, Net                                         (39,907)   (118,613)
  Recoveries of Charged-Off Loans                                                 260         221
  Proceeds from Sale of Premises and Equipment                                     37         169
  Purchases of Premises and Equipment                                          (2,333)     (4,773)
  Proceeds from Sale of Other Real Estate                                         327         534
  Proceeds from Sale of Other Assets                                              500         818
----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                         (46,904)   (153,430)
----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase in Demand Deposits, Savings, Money                              70,105      12,244
    Market Checking and Savings Accounts
  Net Increase (Decrease) in Time Deposits                                    (20,853)     79,723
  Net Increase (Decrease) in Other Borrowed Money                              (7,234)     36,330
  Cash Dividends Paid on Class A Common Stock                                  (4,844)     (4,066)
  Proceeds from the Sale of Common Stock                                          593         751
----------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      37,767     124,982
----------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                               13,306      (4,469)
Cash and Cash Equivalents at Beginning of Period                               81,574      71,896
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                  $  94,880   $  67,427
============================================================================---=====================
                                         (Continued)






                                                                                   Six Months
Texas Regional Bancshares, Inc. and Subsidiaries                                 Ended June 30,
Consolidated Statements of Cash Flows                                      -------------------------
(Dollars in Thousands)                                                         2001        2000
----------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)

Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                             $  47,073   $  38,345
  Income Taxes Paid                                                            10,903       9,200
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable      3,960       1,294
  Financing Provided For Sales of Other Real Estate                               861         773
  Net Increase in Security Trades Not Settled                                  13,838           -
  Net Increase (Decrease) in Dividends Payable                                    (15)         14
====================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2001 and 2000 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

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

         The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and subsequently amended by Financial Accounting Standards Board's Statement No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities". Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Financial Accounting Standards Board's Statement No. 137 ("Statement 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Company adopted Statement 133 on January 1, 2001. The Company currently does not hold any derivative instruments and does not hedge or plan to hedge in the immediate future. The implementation of Statement 133 did not have an impact on the Company's consolidated financial statements.

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

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), "Business Combinations", and Statement No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Income and Comprehensive Income.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $24.3 million, unamortized identifiable intangible assets in the amount of $11.7 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.3 million and $1.1 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


NOTE 2: IMPAIRED LOANS

         Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $13.0 million at June 30, 2001 for which there was a related allowance for loan losses of $2.8 million. At June 30, 2001, the Company had $72,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 2001 was $13.5 million. Interest income on impaired loans of $107,000 was recognized during the six months ended June 30, 2001, including $76,000 recognized for cash payments received on nonaccrual loans.


NOTE 3: COMMON STOCK

         On June 12, 2001, the Board of Directors approved a cash dividend of $0.15 per share for shareholders of record on July 2, 2001 and payable on July 13, 2001.

NOTE 4: EARNINGS PER COMMON SHARE COMPUTATIONS

         The table below presents a reconciliation of basic and diluted earnings per share computations.



                                                               Three Months                Six Months
                                                              Ended June 30,             Ended June 30,
                                                         -----------------------------------------------------
(Dollars in Thousands, Except Share Data)                    2001         2000         2001          2000
--------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Net Income Available to Common Shareholders             $     9,742  $     8,521   $    19,040  $    16,892
--------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares Outstanding
  Used in Basic EPS Calculation                          16,098,069   16,053,617    16,094,328   16,015,456
Add Assumed Exercise of Outstanding Stock Options as
  Adjustments for Dilutive Securities                       150,114       94,256       133,088      118,025
--------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
  Outstanding Used in Diluted EPS Calculations           16,248,183   16,147,873    16,227,416   16,133,481
--------------------------------------------------------------------------------------------------------------
Basic EPS                                               $      0.61  $      0.53   $      1.18  $      1.05
Diluted EPS                                                    0.60         0.53          1.17         1.05
--------------------------------------------------------------------------------------------------------------


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

         Texas State Bank operates twenty-six banking locations in the Rio Grande Valley including four banking locations each in McAllen (including its main office), Brownsville and Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. At June 30, 2001, Texas Regional had consolidated total assets of $2.5 billion, loans (net of unearned discount) of $1.6 billion, deposits of $2.2 billion, and shareholders' equity of $247.2 million.

FINANCIAL CONDITION


CASH AND CASH EQUIVALENTS

         The Company, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $94.9 million at June 30, 2001. Comparatively, the Company had $81.6 million in cash and cash equivalents at December 31, 2000, an increase of $13.3 million or 16.3%.


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

         At June 30, 2001 and December 31, 2000, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

         The following table presents the amortized cost and estimated fair value of securities at June 30, 2001 and December 31, 2000 (dollars in thousands):

                                                             Gross       Gross       Estimated
                                              Amortized   Unrealized   Unrealized      Fair
                                                 Cost        Gains       Losses        Value
-------------------------------------------------------------------------------------------------
Securities Available for Sale
  June 30, 2001 (Unaudited)
    U.S. Treasury                              $    405      $    3     $     -       $    408
    U.S. Government Agency                      473,649       3,968      (1,088)       476,529
    Mortgage-Backed                             111,890       1,200        (250)       112,840
    States and Political Subdivisions            48,305         538        (546)        48,297
    Other                                         9,172           -           -          9,172
-------------------------------------------------------------------------------------------------
      Total                                    $643,421      $5,709     $(1,884)      $647,246
=================================================================================================
  December 31, 2000
    U.S. Treasury                              $    400      $    -     $     -       $    400
    U.S. Government Agency                      447,524       2,017      (3,943)       445,598
    Mortgage-Backed                             120,669          22        (813)       119,878
    States and Political Subdivisions            45,919         278        (807)        45,390
    Other                                         9,036           -           -          9,036
-------------------------------------------------------------------------------------------------
      Total                                    $623,548      $2,317     $(5,563)      $620,302
=================================================================================================

Securities Held to Maturity
  June 30, 2001 (Unaudited)
    States and Political Subdivisions          $  1,079      $   41     $     -       $ 1,120
-------------------------------------------------------------------------------------------------
      Total                                    $  1,079      $   41     $     -       $ 1,120
=================================================================================================
  December 31, 2000
    States and Political Subdivisions          $  1,643      $   39     $     -       $ 1,682
-------------------------------------------------------------------------------------------------
      Total                                    $  1,643      $   39     $     -       $ 1,682
=================================================================================================

         Net unrealized holding gains (losses) on securities available for sale, net of related tax effect, of $2.4 million and ($2.2) million at June 30, 2001 and December 31, 2000, respectively, was reported in a separate component of shareholders' equity as accumulated other comprehensive income (loss).

         Securities available for sale and securities held to maturity with carrying values of $569.4 million and $959,000, respectively, at June 30, 2001 and $582.8 million and $1.2 million, respectively, at December 31, 2000 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

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

         Management of the Company believes that the Company has benefited from increased loan demand due to passage of the North American Free Trade Agreement ("NAFTA") and the strong population growth in the Rio Grande Valley. The effects of NAFTA have also increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras) which benefit the Rio Grande Valley economy. Management believes that NAFTA will continue to have a positive impact on the Company's growth and earnings prospects.

         The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at June 30, 2001 of $6.8 million represented 0.4% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

         Total loans of $1.6 billion at June 30, 2001 increased $35.0 million or 2.2% compared to December 31, 2000 levels of $1.6 billion. The increase in total loans for the six months ended June 30, 2001 reflects growth in all loan categories except Construction, Agricultural Mortgage, 1-4 Family Mortgage and Consumer loans and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loan portfolio (dollars in thousands):

                                    June 30,     December 31,
                                      2001           2000
---------------------------------------------------------------
                                   (Unaudited)

Commercial                          $ 494,349      $ 481,277
Commercial Tax-Exempt                  14,525         13,213
---------------------------------------------------------------
  Total Commercial Loans              508,874        494,490
---------------------------------------------------------------
Agricultural                           74,194         71,482
---------------------------------------------------------------
Real Estate
  Construction                        137,386        143,023
  Commercial Mortgage                 573,483        536,856
  Agricultural Mortgage                42,418         43,725
  1-4 Family Mortgage                 170,276        173,860
---------------------------------------------------------------
    Total Real Estate                 923,563        897,464
---------------------------------------------------------------
Consumer                              116,211        124,391
---------------------------------------------------------------
  Total Loans                      $1,622,842     $1,587,827
===============================================================

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

         Nonperforming assets of $20.0 million at June 30, 2001 increased $2.8 million, 16.2% compared to December 31, 2000 levels of $17.2 million. Nonperforming loans of $13.0 million at June 30, 2001 increased $519,000 or 4.2% compared to $12.5 million at December 31, 2000. The increase in nonperforming loans primarily resulted from the net transfer of approximately $1.7 million from accrual status. This was partially offset by approximately $1.2 million of nonperforming loans charged off. Nonaccrual loans of $13.0 million at June 30, 2001 increased $4.0 million or 44.5% compared to $9.0 million at December 31, 2000. The increase in nonaccrual loans resulted primarily from $2.8 million in restructured loans classified as nonaccruing during first quarter 2001, as well as approximately a net $1.7 million transferred from accrual status. Cross-border nonaccrual loans at June 30, 2001 of $3.4 million decreased by $632,000 or 15.8% compared to $4.0 million at December 31, 2000. The increase in foreclosed assets during 2001 was primarily attributable to the addition of a large foreclosed property during second quarter 2001 totaling $1.6 million. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

         Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at June 30, 2001 and December 31, 2000 that are not classified as nonaccrual totaled $6.2 million and $4.0 million, respectively. The increase in accruing loans past due 90 days or more at June 30, 2001 as compared to the year ended December 31, 2000 was primarily a result of a new relationship totaling $3.3 million added to this category. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at June 30, 2001 increased to 1.61% from 1.33% at December 31, 2000 due to the increase in foreclosed assets.

         An analysis of the components of nonperforming assets follows (dollars in thousands):



============================================================================================
                                                                  June 30,    December 31,
                                                                    2001          2000
--------------------------------------------------------------------------------------------
                                                                (Unaudited)
Nonaccrual Loans                                                  $13,000       $ 8,999
Restructured Loans                                                      -         3,482
--------------------------------------------------------------------------------------------
  Nonperforming Loans                                              13,000        12,481
Foreclosed and Other Assets                                         7,004         4,733
--------------------------------------------------------------------------------------------
  Total Nonperforming Assets                                       20,004        17,214
Accruing Loans 90 Days or More Past Due                             6,217         4,022
--------------------------------------------------------------------------------------------
  Total Nonperforming Assets and Accruing Loans 90 Days or
     More Past Due                                                $26,221       $21,236
============================================================================================
Nonperforming Loans as a % of Total Loans                            0.80%         0.79%
Nonperforming Assets as a % of Total Loans and Foreclosed
  Assets                                                             1.23          1.08
Nonperforming Assets as a % of Total Assets                          0.80          0.71
Nonperforming Assets Plus Accruing Loans 90 Days or More
  Past Due as a % of Total Loans and Foreclosed Assets               1.61          1.33
============================================================================================


         Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at June 30, 2001, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.


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

         The allowance for loan losses at June 30, 2001 totaled $20.0 million, representing a net increase of $530,000 or 2.7% compared to $19.5 million at December 31, 2000. The increase is primarily due to an increase in loans by 2.2% since December 31, 2000. Management believes that the allowance for loan losses at June 30, 2001 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

         The following table summarizes the activity in the allowance for loan losses (dollars in thousands):



                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                  ----------------------------------------------------
                                                      2001         2000         2001         2000
------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Balance at Beginning of Period                      $19,837      $17,666       $19,458     $16,711
Provision for Loan Losses                             1,188        2,325         2,926       4,494
Charge-Offs
  Commercial                                            765        1,437         1,811       1,977
  Agricultural                                           10            7            12          14
  Real Estate                                             6           32            43         179
  Consumer                                              368          382           790       1,017
------------------------------------------------------------------------------------------------------
    Total Charge-Offs                                 1,149        1,858         2,656       3,187
------------------------------------------------------------------------------------------------------
Recoveries
  Commercial                                             43            5            59          37
  Agricultural                                            2           25             3          26
  Real Estate                                             1            4             1           9
  Consumer                                               66           72           197         149
------------------------------------------------------------------------------------------------------
    Total Recoveries                                    112          106           260         221
------------------------------------------------------------------------------------------------------
Net Charge-Offs                                       1,037        1,752         2,396       2,966
------------------------------------------------------------------------------------------------------
Balance at End of Period                            $19,988      $18,239       $19,988     $18,239
======================================================================================================
Ratio of Allowance for Loan Losses to
  Loans Outstanding, Net of Unearned Discount          1.23%        1.22%         1.23%       1.22%
Ratio of Allowance for Loan Losses to
  Nonperforming Loans                                153.75        80.42        153.75       80.42
Ratio of Net Charge-Offs to Average Total
  Loans Outstanding, Net of Unearned Discount          0.26         0.48          0.30        0.42
======================================================================================================


PREMISES AND EQUIPMENT, NET

         Premises and equipment of $75.7 million at June 30, 2001 remained comparable to December 31, 2000 levels of $76.5 million, decreasing by $709,000 or 0.9%.


GOODWILL AND IDENTIFIABLE INTANGIBLES

         Intangibles of $38.2 million at June 30, 2001 decreased $2.2 million or 5.4% compared to $40.4 million at December 31, 2000. The net decrease for the six months ended June 30, 2001 is attributable to amortization of existing intangibles. See Note 1 to the consolidated financial statements regarding Statement 141, "Business Combinations".


DEPOSITS

         Total deposits of $2.2 billion at June 30, 2001 increased $49.3 million or 2.3% compared to December 31, 2000 levels of $2.1 billion. The increase in total deposits for the six months ended June 30, 2001 is primarily attributable to growth in the volume of business conducted by the Company and the vitality of the Rio Grande Valley economy. The following table presents the composition of total deposits (dollars in thousands):



                                          June 30,     December 31,
                                            2001           2000
--------------------------------------------------------------------
                                        (Unaudited)
Demand Deposits
  Commercial and Individual               $  305,073   $  294,046
  Public Funds                                 4,949        7,240
--------------------------------------------------------------------
    Total Demand Deposits                    310,022      301,286
--------------------------------------------------------------------
Interest-Bearing Deposits
  Savings
    Commercial and Individual                113,699      110,947
    Public Funds                                 258          365
  Money Market Checking and Savings
    Commercial and Individual                431,163      370,645
    Public Funds                              99,183      100,977
  Time Deposits
    Commercial and Individual                933,088      900,478
    Public Funds                             271,587      325,050
--------------------------------------------------------------------
    Total Interest-Bearing Deposits        1,848,978    1,808,462
====================================================================
      Total Deposits                      $2,159,000   $2,109,748
====================================================================


OTHER BORROWED MONEY

         The components of other borrowed money are as follows (dollars in thousands):



                                          June 30,     December 31,
                                            2001           2000
--------------------------------------------------------------------
                                        (Unaudited)
  Federal Funds Purchased and
   Securities Sold Under Repurchase
   Agreements                               $ 56,995     $ 39,229
  Federal Home Loan Bank Advances                  -       25,000
--------------------------------------------------------------------
    Total Borrowed Money                    $ 56,995     $ 64,229
====================================================================


         At June 30, 2001, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs and approximately $161.9 million available at the Federal Home Loan Bank.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased by $19.5 million, or 8.5% during the six months ended June 30, 2001 primarily due to comprehensive income of $23.6 million less cash dividends of $4.8 million. Comprehensive income for the period included net income of $19.0 million and unrealized gains on securities available for sale, net of tax, of $4.6 million.

          Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):



                                                     June 30, 2001              December 31, 2000
                                               -----------------------------------------------------
                                                   Amount        Ratio         Amount       Ratio
----------------------------------------------------------------------------------------------------
                                                       (Unaudited)
Total Shareholders' Equity before unrealized
  gains or losses on Securities Available for
  Sale                                              $244,722                  $229,866
Less Goodwill and Other Deductions                   (38,198)                  (40,397)
----------------------------------------------------------------------------------------------------
Total Tier I Capital                                 206,524                   189,469
Total Tier II Capital                                 19,988                    19,458
----------------------------------------------------------------------------------------------------
Total Qualifying Capital                            $226,512                  $208,927
====================================================================================================
Total Risk-Based Capital                            $226,512     12.96%       $208,927      12.35%
Total Risk-Based Capital Minimum                     139,837      8.00         135,379       8.00
----------------------------------------------------------------------------------------------------
Tier I Risk-Based Capital                            206,524     11.82         189,469      11.20
Tier I Risk-Based Capital Minimum                     69,919      4.00          67,689       4.00
----------------------------------------------------------------------------------------------------
Tier I Leverage Capital                              206,524      8.51         189,469       8.14
Tier I Leverage Capital Minimum                       97,116      4.00          93,115       4.00
====================================================================================================


         At June 30, 2001, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.


RESULTS OF OPERATIONS


NET INCOME

         Net income available for common shareholders was $9.7 million and $8.5 million and earnings per diluted common share were $0.60 and $0.53 for the three months ended June 30, 2001 and 2000, respectively. Net income increased due to sustained loan growth. Return on assets averaged 1.58% and 1.53% while return on shareholders' equity averaged 16.02% and 17.48% for the three months ended June 30, 2001 and 2000, respectively. Unrealized gain on securities available for sale, net of tax, added $18.8 million to equity during the twelve months ended June 30, 2001 thereby reducing return on equity during the current period.

         For the six months ended June 30, 2001, net income available for common shareholders was $19.0 million compared to $16.9 million for the same period in 2000, representing an increase of $2.1 million or 12.7%. Earnings per diluted common share were $1.17 and $1.05 for the six months ended June 30, 2001 and 2000, respectively. Return on assets averaged 1.57% and return on shareholders' equity averaged 16.06% for the six months ended June 30, 2001 compared to 1.54% and 17.61%, respectively, for the same period in 2000.


INTEREST INCOME

         Total interest income for the three months ended June 30, 2001 was $46.6 million, an increase of $1.9 million or 4.3% from the three months ended June 30, 2000. For the six months ended June 30, 2001, interest income was $95.1 million, reflecting an $8.4 million or 9.7% increase from the same period in 2000. This increase in interest income is due to a $222.0 million or 10.9% increase in average interest-earning assets to $2.3 billion for the three months ended June 30, 2001 from the same period in 2000. Average interest-earning assets increased by $252.8 million or 12.7% to $2.2 billion for the six months ended June 30, 2001 compared to the same period in 2000.

         Interest income on loans increased $1.2 million or 3.4% to $37.0 million for the three months ended June 30, 2001. A $138.7 million or 9.4% increase in average loans outstanding over the same period in 2000 propelled this increase. This was partially offset by a fifty-six basis point decrease in the yield on loans as a result of declining interest rates. Interest income on securities increased to $9.3 million, reflecting a $730,000 or 8.5% increase from the prior comparable period. This increase was attributable to a $79.3 million increase in average securities, up 14.4% compared to the three months ended June 30, 2000. The yield on average securities also decreased by thirty-seven basis points during second quarter 2001 compared to the same period in 2000.

         For the six months ended June 30, 2001, interest income on loans increased $6.6 million or 9.5% to $76.0 million, up from $69.4 million for the same period in 2000. Interest income on securities increased to $18.8 million, an increase of $1.9 million or 11.1% from the prior period. The increases were principally related to an increase in average interest-earning assets to $2.2 billion for the six months ended June 30, 2001, an increase of 12.7% from the same period last year.


INTEREST EXPENSE

         Interest expense on deposits and other borrowings increased to $22.3 million for the three months ended June 30, 2001 compared to $20.8 million for the same period in 2000, representing an increase of $1.4 million or 6.9%. For the six months ended June 30, 2001, interest expense of deposits and other borrowings was $46.3 million compared to $39.6 million for the same period in 2000. The increases in interest expense were primarily attributable to a $161.9 million and $192.0 million increase in average interest-bearing liabilities during the three and six months ended June 30, 2001, respectively, from the same comparable period in 2000.


 NET INTEREST INCOME

         Net interest income, reported on a tax equivalent basis, was $24.8 million for the three months ended June 30, 2001, compared with $24.3 million for the same period in 2000, an increase of $508,000 or 2.1%. For the six months ended June 30, 2001, net interest income increased $1.8 million or 3.7% to $49.6 million from $47.9 million for the same period in 2000. The increase in net interest income during the three and six months ended June 30, 2001 was largely due to growth in average interest-earning assets, primarily loans.

         The net interest margin was 4.39% for the three months ended June 30, 2001, compared with 4.78% for the same period in 2000. This decrease was attributable to a fifty-five basis point increase in the yield on average interest-earning assets to 8.34%, down from 8.89% for the same period last year. This was partially offset by a decrease in the cost of average interest-bearing liabilities by twelve basis points to 4.70%. The net interest margin was 4.46% for the six months ended June 30, 2001, down from 4.83% for the same period in 2000. This decrease was attributable to a twenty-one basis point decrease in the yield on average interest-earning assets, as well as a twenty-five basis point increase in the cost of average interest-bearing liabilities.

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

                                                              Three Months Ended
                                   -------------------------------------------------------------------------
                                               June 30, 2001                       June 30, 2000
                                   -------------------------------------------------------------------------
                                           Average               Yield/      Average                Yield/
Taxable-Equivalent Basis (1)               Balance    Interest  Rate (2)     Balance    Interest   Rate (2)
------------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Assets
  Interest-Earning Assets
    Loans
      Commercial                         $  584,759   $12,682     8.70%    $  509,145    $12,136     9.59%
      Real Estate                           906,130    21,076     9.33        825,971     20,190     9.83
      Consumer                              119,173     3,417    11.50        136,294      3,600    10.62
------------------------------------------------------------------------------------------------------------
        Total Loans                       1,610,062    37,175     9.26      1,471,410     35,926     9.82
------------------------------------------------------------------------------------------------------------
    Securities

      Taxable                               584,113     8,791     6.04        503,147      8,003     6.40
      Tax-Exempt                             46,569       829     7.14         48,240        897     7.48
------------------------------------------------------------------------------------------------------------
        Total Securities                    630,682     9,620     6.12        551,387      8,900     6.49
------------------------------------------------------------------------------------------------------------
    Time Deposits                             1,590        22     5.55          3,991         62     6.25
    Federal Funds Sold                       19,896       225     4.54         13,462        203     6.06
------------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets       2,262,230   $47,042     8.34%     2,040,250    $45,091     8.89%
------------------------------------------------------------------------------------------------------------
  Cash and Due from Banks                    71,062                            62,437
  Premises and Equipment, Net                75,768                            76,772
  Other Assets                               80,019                            85,548
  Allowance for Loan Losses                 (20,457)                          (18,260)
------------------------------------------------------------------------------------------------------------
    Total Assets                         $2,468,622                        $2,246,747
============================================================================================================
Liabilities
  Interest-Bearing Liabilities
    Savings                              $  114,881   $   559     1.95%    $  122,596    $   671     2.20%
    Money Market Checking
      And Savings                           500,997     3,738     2.99        392,048      2,987     3.06
    Time Deposits                         1,234,321    17,361     5.64      1,181,528     16,571     5.64
------------------------------------------------------------------------------------------------------------
      Total Savings and
        Time Deposits                     1,850,199    21,658     4.70      1,696,172     20,229     4.80
------------------------------------------------------------------------------------------------------------
      Other Borrowed Money                   48,075       603     5.03         40,225        589     5.89
------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing
        Liabilities                       1,898,274   $22,261     4.70%     1,736,397    $20,818     4.82%
------------------------------------------------------------------------------------------------------------
  Demand Deposits                           304,556                           299,029
  Other Liabilities                          21,893                            15,278
------------------------------------------------------------------------------------------------------------
    Total Liabilities                     2,224,723                         2,050,704
------------------------------------------------------------------------------------------------------------
  Shareholders' Equity                      243,899                           196,043
------------------------------------------------------------------------------------------------------------
    Total Liabilities and
      Shareholders' Equity              $ 2,468,622                        $2,246,747
============================================================================================================
Net Interest Income                                   $24,781                            $24,273
============================================================================================================
Net Yield on Total Interest
  Earning Assets                                                  4.39%                              4.78%
============================================================================================================

  (1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).
  (2) Annualized.

                                                               Six Months Ended
                                   -------------------------------------------------------------------------
                                               June 30, 2001                       June 30, 2000
                                   -------------------------------------------------------------------------
                                          Average                Yield/     Average                 Yield/
Taxable-Equivalent Basis (1)              Balance    Interest   Rate (2)    Balance     Interest   Rate (2)
------------------------------------------------------------------------------------------------------------
                                                                 (Unaudited)
Assets
  Interest-Earning Assets
    Loans
      Commercial                         $  580,101   $26,369     9.17%    $  496,659    $23,568     9.54%
      Real Estate                           909,407    43,010     9.54        801,293     38,755     9.73
      Consumer                              120,981     6,884    11.47        139,056      7,282    10.53
------------------------------------------------------------------------------------------------------------
        Total Loans                       1,610,489    76,263     9.55      1,437,008     69,605     9.74
------------------------------------------------------------------------------------------------------------
    Securities
      Taxable                               575,175    17,700     6.21        496,002     15,727     6.38
      Tax-Exempt                             46,779     1,672     7.21         48,225      1,786     7.45
------------------------------------------------------------------------------------------------------------
        Total Securities                    621,954    19,372     6.28        544,227     17,513     6.47
------------------------------------------------------------------------------------------------------------
    Time Deposits                             1,921        55     5.77          4,329        131     6.09
    Federal Funds Sold                       12,010       278     4.67          8,016        242     6.07
------------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets       2,246,374   $95,968     8.62%     1,993,580    $87,491     8.83%
------------------------------------------------------------------------------------------------------------
  Cash and Due from Banks                    70,416                            64,510
  Premises and Equipment, Net                75,936                            76,385
  Other Assets                               79,712                            84,768
  Allowance for Loan Losses                 (20,380)                          (17,947)
------------------------------------------------------------------------------------------------------------
    Total Assets                         $2,452,058                        $2,201,296
============================================================================================================
Liabilities
  Interest-Bearing Liabilities
    Savings                              $  113,746   $ 1,171     2.08%    $  121,743    $ 1,334     2.20%
    Money Market Checking
      And Savings                           494,708     8,190     3.34        391,340      5,894     3.03
    Time Deposits                         1,232,166    35,601     5.83      1,155,930     31,527     5.48
------------------------------------------------------------------------------------------------------------
      Total Savings and
        Time Deposits                     1,840,620    44,962     4.93      1,669,013     38,755     4.67
------------------------------------------------------------------------------------------------------------
      Other Borrowed Money                   51,489     1,372     5.37         31,142        875     5.65
------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing
        Liabilities                       1,892,109   $46,334     4.94%     1,700,155    $39,630     4.69%
------------------------------------------------------------------------------------------------------------
  Demand Deposits                           299,173                           293,982
  Other Liabilities                          21,709                            14,211
------------------------------------------------------------------------------------------------------------
    Total Liabilities                     2,212,991                         2,008,348
------------------------------------------------------------------------------------------------------------
  Shareholders' Equity                      239,067                           192,948
------------------------------------------------------------------------------------------------------------
    Total Liabilities and
      Shareholders' Equity               $2,452,058                        $2,201,296
============================================================================================================
Net Interest Income                                   $49,634                            $47,861
============================================================================================================
Net Yield on Total Interest
  Earning Assets                                                  4.46%                              4.83%
============================================================================================================

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



                                      Three Months Ended June 30,               Six Months Ended June 30,
                                         2001 Compared to 2000                    2001 Compared to 2000
                               -----------------------------------------------------------------------------------
                                           Due to Change in                         Due to Change in
                                   Net   ---------------------   Rate/      Net   ---------------------   Rate/
Taxable-Equivalent Basis(1)      Change    Volume      Rate     Volume    Change    Volume      Rate     Volume
------------------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Interest Income
  Loans                          $1,249    $3,493   $(2,051)    $(193)    $6,658   $ 8,187   $(1,364)    $(165)
  Securities
    Taxable                         788     1,313      (452)      (73)     1,973     2,460      (420)      (67)
    Tax-Exempt                      (68)      (28)      (41)        1       (114)      (59)      (57)        2
  Time Deposits in Bank             (40)      (37)       (7)        4        (76)      (73)       (7)        4
  Federal Funds Sold                 22        98       (51)      (25)        36       120       (56)      (28)
------------------------------------------------------------------------------------------------------------------
    Total Interest Income         1,951     4,839    (2,602)     (286)     8,477    10,635    (1,904)     (254)
------------------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                        1,429     1,897      (429)      (39)     6,207     3,867     2,122       218
  Other Borrowed Money               14       117       (86)      (17)       497       568       (43)      (28)
------------------------------------------------------------------------------------------------------------------
    Total Interest Expense        1,443     2,014      (515)      (56)     6,704     4,435     2,079       190
------------------------------------------------------------------------------------------------------------------
Net Interest Income Before
  Allocation of Rate/Volume         508     2,825    (2,087)     (230)     1,773     6,200    (3,983)     (444)
Allocation of Rate/Volume             -      (141)      (89)      230          -     (345)       (99)      444
------------------------------------------------------------------------------------------------------------------
Changes in Net Interest Income   $  508    $2,684   $(2,176)    $   -     $1,773   $ 5,855   $(4,082)    $   -
==================================================================================================================


(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 2001 and 2000).

PROVISION FOR LOAN LOSSES

         The Company recorded a provision for loan losses of $1.2 million for the three months ended June 30, 2001, compared to $2.3 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company recorded a provision for loan losses of $2.9 million compared to $4.5 million for the same period in 2000. The provision for loan losses reflects a decrease of $1.1 million or 48.9% for the three months ended June 30, 2001 and a decrease of $1.6 million or 34.9% for the six months ended June 30, 2001 compared to the same periods in 2000. The decreases are primarily attributable to decreases in excess charge-offs over specific reserves by $843,000 and $1.0 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000.

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


NONINTEREST INCOME

     The Company's primary sources of Noninterest Income are service charges on deposit accounts and other banking service related fees. Noninterest Income totaled $6.7 million for the three months ended June 30, 2001 compared to $5.4 million for 2000. Excluding Net Realized Gains (Losses) on Sales of Securities Available for Sale, Noninterest Income increased $1.1 million or 20.0% from 2000. For the six months ended June 30, 2001, Noninterest Income totaled $13.0 million, up from $10.6 million for the same period in 2000. Noninterest Income for the six months ended June 30, 2001, excluding Net Realized Gains (Losses) on Securities Available for Sale, increased $2.2 million or 20.4% over the same period in 2000. The majority of the increase is attributable to an increase in total service charges resulting from deposit growth and pricing adjustments.

         Total Service Charges of $4.6 million for the three months ended June 30, 2001 increased $1.0 million or 28.9% compared to $3.6 million for the same period in 2000. Total Service Charges were $9.1 million for the six months ended June 30, 2001 compared to $7.3 million for the same period in 2000. The increase in Total Service Charges is attributable to increased account transaction fees generated by deposit growth and pricing adjustments.

         Trust Service Fees of $622,000 for the three months ended June 30, 2001 increased $33,000 or 5.6% compared to $589,000 for comparable prior year period. Trust Service Fees were $1.2 million for the six months ended June 30, 2001 compared to $1.1 million for the same period in 2000, increasing by $182,000 or 17.1%. The increase in Trust Service Fees is reflective of the increase in the average fair value of trust accounts managed by 8.7% and 9.1% during the three and six months ended June 30, 2001, respectively, as well as an increase in fees effective April 1, 2000. The fair market value of assets managed at June 30, 2001 was $416.2 million compared to $384.6 million at the December 31, 2000 and $374.8 million a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

         Net Realized Gains on Sales of Securities Available for Sale for the three months ended June 30, 2001 totaled $239,000 compared to $0 for 2000. For the six months ended June 30, 2001, Net Realized Gains on Sales of Securities Available for Sale totaled $250,000 compared to $0 for the comparable period in 2000. Market opportunities to realize bond profits were limited during the six months ended June 30, 2000 as bond prices generally fell. Net unrealized holding gains on securities available for sale, net of tax, totaled $2.4 million at June 30, 2001. (See "Shareholders' Equity").

         Data Processing Service Fees of $793,000 for the three months ended June 30, 2001 increased $106,000 or 15.4% compared to $687,000 for the same period last year. During the six months ended June 30, 2001, Data Processing Service Fees increased $271,000 or 21.3% to $1.5 million compared to $1.3 million during the same period in 2000. This increase arose from the acquisition of one data processing client during second quarter 2000. Furthermore, increased utilization of services was provided to existing clients. The number of data processing clients as of June 30, 2001 and 2000 was 8.

         Other Operating Income of $477,000 for the three months ended June 30, 2001 decreased $89,000 or 15.7% compared to $566,000 for the same 2000 period. During the six months ended June 30, 2001, Other Operating Income decreased $147,000 or 14.5% to $867,000 compared to $1.0 million during the same period in 2000. The decrease during the three and six months ended June 30, 2001 compared to the same period in 2000 was partially attributable to a $167,000 gain on the sale of land recognized during second quarter 2000. No large gains on sale of assets were recognized during second quarter 2001. In addition, income from the Rabbi Trust decreased by $163,000 and $210,000 during the three and six months ended June 30, 2001, respectively, compared to the comparable prior year periods. The Rabbi Trust was set up to provide funding for the Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. The decreases in these categories were partially offset by $267,000 received on early payoffs of various direct financing lease obligations.


NONINTEREST EXPENSE

         Noninterest Expense of $15.1 million for the three months ended June 30, 2001 increased $1.5 million or 11.1% compared to $13.6 million for 2000. For the six months ended June 30, 2001, Noninterest Expense totaled $29.5 million, an increase of $2.7 million or 9.9%, from $26.8 million for the same period in 2000. The efficiency ratio of expense to total revenue was 44.80% for the three months ended June 30, 2001 compared to 44.18% for the same period in 2000. For the six months ended June 30, 2001, the efficiency ratio was 46.90%, up from 45.05% for 2000. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

         Salaries and Employee Benefits, the largest category of Noninterest Expense, of $7.4 million for the three months ended June 30, 2001 increased $1.2 million or 19.8% compared to the same period last year of $6.1 million. Salary and Employee Benefits for the six months ended June 30, 2001 totaled $14.2 million, reflecting an increase of $1.4 million or 10.9% from the comparable prior year period. Although the Company had a higher level of staff in 2001 compared to the same period in 2000, the increase is primarily attributable to an increase in incentive and retirement plan expenses of $878,000 and $888,000 for the three and six months ended June 30, 2001, respectively, compared to the comparable periods in 2000. In addition, an increase in medical insurance premiums resulted in an increase of $115,000 and $306,000 during the three and six months ended June 30, 2001, respectively, compared to the same prior year periods. The number of full-time equivalent employees of 940 at June 30, 2001 increased 1.4% from 927 at June 30, 2000. Salaries and Employee Benefits averaged 1.20% average assets for the three months ended June 30, 2001 compared to 1.10% for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, Salaries and Employee Benefits averaged 1.17% of average assets.

         Net Occupancy Expense of $1.1 million for the three months ended June 30, 2001 was comparable to $1.0 million reported for second quarter 2000, increasing by $67,000 or 6.4%. For the six months ended June 30, 2001, Net Occupancy Expense increased $178,000 or 8.9% to $2.2 million compared to the same period a year ago. Although occupancy expenses generally increased during the six months ended June 30, 2001 compared to the same period in 2000, the increase was partially offset by increased rental income generated from the corporate headquarters building in McAllen, Texas.

         Equipment Expense of $1.6 million for the three months ended June 30, 2001 was comparable to $1.6 million reported for the same period in 2000, increasing by $33,000 or 2.1%. For the six months ended June 30, 2001, Equipment Expense totaled $3.1 million, reflecting an increase of $148,000 or 5.0% compared to the same period in 2000. During second quarter 2000, the Company has increased its capitalization policy on fixed assets from $1,000 to $2,500 resulting in more equipment being expensed as opposed to capitalized compared to the previous year.

         Other Real Estate (Income) Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate (Income) Expense, Net of $124,000 for the three months ended June 30, 2001 decreased $327,000 or 72.5% from $451,000 for the three months ended June 30, 2000. The decrease is primarily attributable to a $410,000 write-down on a foreclosed property recorded during second quarter 2000. No write-downs were recorded during second quarter 2001. During the six months ended June 30, 2001, Other Real Estate (Income) Expense, Net totaled $212,000, resulting in a decrease of $270,000 or 56.0% compared to $482,000 for the same period in 2000. During the six months ended June 30, 2001, the net decrease resulting from the $410,000 write-down was partially offset by an increase of $193,000 in other real estate expenses on one property managed by TSB Properties, Inc., a wholly-owned subsidiary of the Bank. Management is actively seeking buyers for all Other Real Estate.

         Amortization of Goodwill and Identifiable Intangibles of $1.1 million for the three months ended June 30, 2001 did not change from the same period in 2000. For the six months ended June 30, 2001, Amortization of Goodwill and Identifiable Intangibles totaled $2.2 million, representing a decrease of $38,000 or 1.7% compared to $2.3 million reported during the same comparable period in 2000. The decrease in Amortization of Goodwill and Identifiable Intangibles during the six months ended June 30, 2001 compared to same period in 2000 resulted from two noncompete agreements obtained through the Harlingen Bancshares, Inc. acquisition becoming fully amortized by the end of first quarter 2000. See Note 1 to the consolidated financial statements regarding Statement 142, "Goodwill and Other Intangible Assets"

         A detailed summary of Noninterest Expense follows (dollars in thousands):



                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                               -------------------------------------------------
                                                                  2001        2000        2001        2000
---------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Salaries and Wages                                               $ 5,646     $ 4,981     $10,935     $10,253
Employee Benefits                                                  1,723       1,168       3,268       2,555
---------------------------------------------------------------------------------------------------------------
  Total Salaries and Employee Benefits                             7,369       6,149      14,203      12,808
---------------------------------------------------------------------------------------------------------------
Net Occupancy Expense                                              1,112       1,045       2,179       2,001
---------------------------------------------------------------------------------------------------------------
Equipment Expense                                                  1,583       1,550       3,125       2,977
---------------------------------------------------------------------------------------------------------------
Other Real Estate (Income) Expense, Net
  Rent Income                                                       (195)        (81)       (311)       (241)
  Gain on Sale                                                       (27)        (34)        (41)        (77)
  Expenses                                                           346         144         564         378
  Writedowns                                                           -         422           -         422
---------------------------------------------------------------------------------------------------------------
Total Other Real Estate (Income) Expense, Net                        124         451         212         482
---------------------------------------------------------------------------------------------------------------
Amortization of Goodwill and Identifiable Intangibles              1,108       1,108       2,215       2,253
---------------------------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public Relations                                   499         386       1,129         969
  Data Processing and Check Clearing                                 494         480         991         915
  Director Fees                                                       88          61         183         159
  Franchise Tax                                                       67         108         152         (94)
  Insurance                                                           89         115         145         188
  FDIC Insurance                                                     100          97         200         193
  Legal                                                              289         170         696         338
  Professional Fees                                                  380         293         813         628
  Postage, Delivery and Freight                                      250         264         498         542
  Printing, Stationery and Supplies                                  434         427         854         913
  Telephone                                                          178         190         352         372
  Other Losses                                                       380         255         603         350
  Miscellaneous Expense                                              525         412         933         830
---------------------------------------------------------------------------------------------------------------
Total Other Noninterest Expense                                    3,773       3,258       7,549       6,303
---------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                        $15,069     $13,561     $29,483     $26,824
===============================================================================================================


         Franchise Tax for the three months ended June 30, 2001 of $67,000 decreased by $41,000 or 38.0% compared to $108,000 during the same period in 2000. For the six months ended June 30, 2001, Franchise Tax increased by $246,000 or 261.7% compared to the comparable period in 2000. The increase during the six months ended June 30, 2001 was attributable to a $310,000 franchise tax recovery received during the first quarter 2000 as a result of overpayment from previous years compared with only $35,000 received during first quarter 2001.

         Legal Expenses for the three months ended June 30, 2001 increased by $119,000 or 70.0% to $289,000 compared to $170,000 during second quarter 2000.
For the six months ended June 30, 2001, Professional Fees totaled $696,000, increasing by $358,000 or 105.9% compared to the same period in 2000. The increase relates to legal fees incurred in conjuction with litigation arising in the ordinary course of business.

         Other Losses for the three months ended June 30, 2001 of $380,000 increased $125,000 or 49.0% compared to $255,000 for the same period in 2000. For the six months ended June 30, 2001, Other Losses totaled $603,000, increasing by $253,000 or 72.3% compared to the same period in 2000. During second quarter 2001, the Company expensed $117,000 relating to a settlement on litigation.


INCOME TAX EXPENSE

         The Company recorded Income Tax Expense of $5.1 million for the three months ended June 30, 2001 compared to $4.9 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, Income Tax Expense totaled $10.3 million, representing an increase of $893,000 or 9.5% compared to the same prior year period. The increase in income tax is primarily due to an increased level of pretax income for during the three and six months ended June 30, 2001 compared to the same periods in 2000.


CAPITAL AND LIQUIDITY

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2001, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.96%, a Tier I risk-based capital ratio of 11.82%, and a leverage ratio of 8.51%.

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

         Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At June 30, 2001, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, was 31.5% compared to 30.8% at December 31, 2000.

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

         During the six months ended June 30, 2001, funds for $241.9 million of securities purchases, $39.9 million of net loan growth and $7.2 million decrease in other borrowed money came from various sources, including a net increase in deposits of $49.3 million, $237.0 million from proceeds from security sales and maturities and $22.4 million from operating activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a "driver" and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The following table summarizes the simulated change in net interest income over a 12-month period as of June 30, 2001 and December 31, 2000 (dollars in thousands):



                                                        Increase (Decrease) in
                                                          Net Interest Income
Changes in Interest          Estimated Net   --------------------------------------------
Rates (Basis Points)        Interest Income               Amount                Percent
-----------------------------------------------------------------------------------------
                                            (Unaudited)
June 30, 2001
  +100                             $114,095               $ 1,360                  1.2%
     -                              112,735                     -
  -100                              108,959                (3,776)                (3.3)

December 31, 2000
  +100                               96,684                 1,822                  1.9
     -                               94,862                     -                    -
  -100                               91,521                (3,341)                (3.5)
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

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         The Company faces ordinary routine litigation arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such claims will not have a material adverse effect upon the business, consolidated results of operations or financial condition of the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of the Corporation was held on April 23, 2001. The following matter was submitted to a vote of the Corporation's shareholders.

         Election of all eight director nominees was approved.



        ====================================================================================
                Nominee         Total Votes For   Total Votes Withheld   Total Votes Against
        ------------------------------------------------------------------------------------
        Morris Atlas               13,581,582           755,641                 -

        Frank N. Boggus            14,054,184           283,039                 -

        Robert G. Farris           14,054,184           283,039                 -

        C. Kenneth Landrum, M.D.   14,289,529            47,694                 -

        Glen E. Roney              13,765,195           572,028                 -

        Julie G. Uhlhorn           14,054,184           283,039                 -

        Jack Whetsel               14,285,038            52,185                 -

        Mario Max Yzaguirre        14,291,023            46,200                 -
        ====================================================================================


         The 2000 Incentive Stock Option Plan was approved:



        =============================================================
         Total Votes For   Total Votes Withheld   Total Votes Against
        -------------------------------------------------------------
            13,534,753           745,246               57,224
        =============================================================


         The appointment of KPMG, LLP as the Company's independent auditors for the year 2001 was ratified.


        =============================================================
         Total Votes For   Total Votes Withheld   Total Votes Against
        -------------------------------------------------------------
            14,286,051             29,912                21,260
        =============================================================


ITEM 5. OTHER INFORMATION.

            On April 25, 2001, the Board of Directors approved a resolution to merge the Bank of Texas Profit Sharing Plan and the Harlingen National Bank 401(k) Plan into Texas Regional Bancshares, Inc. Employee Stock Option Plan (with 401(k) Provisions).


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

     (1) Exhibits -- The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

         10.25  Texas Regional Bancshares, Inc. 2000 Incentive Stock Option Plan

(b)  Reports of Form 8-K

     No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months ended June 30, 2001.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TEXAS REGIONAL BANCSHARES, INC.
                                                                  (Registrant)

               July 26, 2001                                   /s/ G. E. Roney
-----------------------------                 ---------------------------------
                                                                 Glen E. Roney
                                              Chairman of the Board, President
                                                     & Chief Executive Officer

               July 26, 2001                             /s/ R. T. Pigott, Jr.
-----------------------------                 ---------------------------------
                                                             R. T. Pigott, Jr.
                                                      Executive Vice President
                                                     & Chief Financial Officer
