Form 10-Q
period 2001-09-30
TEXAS REGIONAL BANCSHARES INC
filed 2001-10-31
CIK 787648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                        Commission file number 000-14517
                                               ---------

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

There were 16,233,981 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of October 30, 2001.

                                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets                                                   September 30,    December 31,
(Dollars in Thousands, Except Share Data)                                         2001            2000
-----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
Assets
  Cash and Due From Banks                                                       $   59,577    $   74,469
  Interest-Bearing Deposits at Other Banks                                             113           229
  Federal Funds Sold                                                                10,200         4,800
-----------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                                 69,890        79,498
  Time Deposits                                                                        594         2,076
  Securities Available for Sale, at Fair Value                                     685,435       620,302
  Securities Held to Maturity, at Amortized Cost (Fair Value of
    $956 in 2001 and $1,682 in 2000)                                                   914         1,643
  Loans, Net of Unearned Discount of $2,499 in 2001 and $3,624 in 2000           1,648,716     1,587,827
  Less: Allowance for Loan Losses                                                  (20,287)      (19,458)
-----------------------------------------------------------------------------------------------------------
    Net Loans                                                                    1,628,429     1,568,369
  Premises and Equipment                                                            75,806        76,456
  Accrued Interest Receivable                                                       25,623        24,939
  Other Real Estate                                                                  8,125         3,906
  Goodwill and Identifiable Intangibles                                             37,098        40,397
  Other Assets                                                                      21,814         8,511
-----------------------------------------------------------------------------------------------------------
    Total Assets                                                                $2,553,728    $2,426,097
===========================================================================================================
Liabilities
  Deposits
    Demand                                                                      $  304,810    $  301,286
    Savings                                                                        113,939       111,312
    Money Market Checking and Savings                                              530,134       471,622
    Time Deposits                                                                1,255,458     1,225,528
-----------------------------------------------------------------------------------------------------------
      Total Deposits                                                             2,204,341     2,109,748
  Other Borrowed Money                                                              49,892        64,229
  Accounts Payable and Accrued Liabilities                                          36,899        24,416
-----------------------------------------------------------------------------------------------------------
    Total Liabilities                                                            2,291,132     2,198,393
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity
  Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
    None Issued and Outstanding                                                          -             -
  Common Stock -- Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
    Issued and Outstanding 16,233,981 Shares in 2001 and 16,090,546 Shares
    In 2000                                                                         16,234        16,091
  Paid-In Capital                                                                  136,983       134,084
  Retained Earnings                                                                101,578        79,691
  Accumulated Other Comprehensive Income (Loss), net of tax                          7,801        (2,162)
-----------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                     262,596       227,704
-----------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                  $2,553,728    $2,426,097
===========================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive              Three Months             Nine Months
  Income                                                      Ended September 30,      Ended September 30,
                                                             ---------------------    --------------------
(Dollars in Thousands, Except Per Share Data)                  2001        2000         2001        2000
----------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Interest Income
  Loans, Including Fees                                      $ 36,250    $ 37,569     $112,226    $106,961
  Securities
    Taxable                                                     8,615       8,053       26,315      23,780
    Tax-Exempt                                                    578         602        1,652       1,771
  Time Deposits                                                    18          62           73         193
  Federal Funds Sold                                              147          50          425         292
----------------------------------------------------------------------------------------------------------
    Total Interest Income                                      45,608      46,336      140,691     132,997
----------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                     19,786      21,626       64,748      60,381
  Other Borrowed Money                                            600         883        1,972       1,758
----------------------------------------------------------------------------------------------------------
    Total Interest Expense                                     20,386      22,509       66,720      62,139
----------------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for Loan Losses           25,222      23,827       73,971      70,858
Provision for Loan Losses                                       2,783       2,558        5,709       7,052
----------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses          22,439      21,269       68,262      63,806
----------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                           4,753       3,008       12,018       8,665
  Other Service Charges                                           796         618        2,651       2,223
  Trust Service Fees                                              620         592        1,866       1,656
  Net Realized Gains on Sales of
    Securities Available for Sale                                 656           -          906           -
  Data Processing Service Fees                                    823         659        2,365       1,930
  Other Operating Income                                          355         385        1,222       1,399
----------------------------------------------------------------------------------------------------------
    Total Noninterest Income                                    8,003       5,262       21,028      15,873
----------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                                7,310       6,591       21,513      19,399
  Net Occupancy Expense                                         1,142       1,017        3,321       3,018
  Equipment Expense                                             1,827       1,618        4,952       4,595
  Other Real Estate (Income) Expense, Net                         157          (9)         369         473
  Amortization of Goodwill and Identifiable Intangibles         1,107       1,108        3,322       3,361
  Other Noninterest Expense                                     3,475       3,007       11,024       9,310
----------------------------------------------------------------------------------------------------------
    Total Noninterest Expense                                  15,018      13,332       44,501      40,156
----------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                               15,424      13,199       44,789      39,523
Income Tax Expense                                              5,328       4,281       15,653      13,713
----------------------------------------------------------------------------------------------------------
Net Income                                                     10,096       8,918       29,136      25,810
Other Comprehensive Income, Net of Tax
  Unrealized Gains on Securities Available for Sale
    Unrealized Holding Gains Arising During Period              5,788       5,128       10,552       2,185
    Less: Reclassification Adjustment for Gains
      Included in Net Income                                      426           -          589           -
----------------------------------------------------------------------------------------------------------
        Total Other Comprehensive Income                        5,362       5,128        9,963       2,185
----------------------------------------------------------------------------------------------------------
Comprehensive Income                                         $ 15,458    $ 14,046     $ 39,099    $ 27,995
==========================================================================================================
Net Income Per Common Share
  Basic                                                      $   0.63    $   0.55     $   1.81    $   1.61
  Diluted                                                        0.62        0.55         1.79        1.60
==========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


Texas Regional Bancshares, Inc. and                                                 Accumulated
  Subsidiaries                                                                         Other
Consolidated Statements of Changes               Common                            Comprehensive       Total
  In Shareholders' Equity                        Stock -     Paid-In    Retained       Income       Shareholders'
(Dollars in Thousands)                           Class A     Capital    Earnings       (Loss)          Equity
------------------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Nine Months Ended September 30, 2001
  Balance, Beginning of Period                  $16,091     $134,084   $ 79,691      $ (2,162)        $227,704
  Net Income                                          -            -     29,136             -           29,136
  Unrealized Gains on Securities,
    Net of Tax and Reclassification Adjustment        -            -          -         9,963            9,963
------------------------------------------------------------------------------------------------------------------
    Total Comprehensive Income                        -            -     29,136         9,963           39,099
------------------------------------------------------------------------------------------------------------------
  Exercise of Stock Options, 143,435 Shares
    of Class A Common Stock                         143        2,106          -             -            2,249
  Tax Effect of Nonqualified Stock Options
    Exercised                                         -          793          -             -              793
  Class A Common Stock Cash Dividends                 -            -    (7,249)             -           (7,249)
------------------------------------------------------------------------------------------------------------------
  Balance, End of Period                        $16,234     $136,983   $101,578      $  7,801         $262,596
==================================================================================================================
Nine Months Ended September 30, 2000
  Balance, Beginning of Period                  $14,525      $88,834   $ 98,277      $(13,448)        $188,188
  Net Income                                          -            -     25,810             -           25,810
  Unrealized Loss on Securities,
    Net of Tax and Reclassification Adjustment        -            -          -         2,185            2,185
------------------------------------------------------------------------------------------------------------------
    Total Comprehensive Income                        -            -     25,810         2,185           27,995
------------------------------------------------------------------------------------------------------------------
  Exercise of Stock Options, 98,398 Shares
    of Class A Common Stock                          98          705          -             -              803
  Tax Effect of Nonqualified Stock Options
    Exercised                                         -          592          -             -              592
  Class A Common Stock Cash Dividends                 -            -     (6,127)            -           (6,127)
------------------------------------------------------------------------------------------------------------------
  Balance, End of Period                        $14,623     $ 90,131   $117,960      $(11,263)        $211,451
===============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries                                      Nine Months
Consolidated Statements of Cash Flows                                             Ended September 30,
                                                                              -------------------------
(Dollars in Thousands)                                                            2001         2000
-------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Cash Flows from Operating Activities
  Net Income                                                                  $  29,136     $  25,810
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities
      Depreciation, Amortization and Accretion, Net                               7,333         7,700
      Provision for Loan Losses                                                   5,709         7,052
      Provision for Estimated Losses on Other Real Estate and Other Assets            9           425
      Gain on Sale of Securities Available for Sale                                (906)            -
      (Gain) Loss on Sale of Other Assets                                            34           (28)
      Gain on Sale of Other Real Estate                                             (60)         (121)
      Gain on Sale of Premises and Equipment                                        (41)         (174)
      Increase in Deferred Income Tax Asset                                           -        (1,948)
      Decrease in Deferred Income Tax Liability                                    (982)            -
      Increase in Accrued Interest Receivable and Other Assets                  (13,556)       (4,052)
      Increase (Decrease) in Accounts Payable and Accrued Liabilities            (1,414)        3,075
-------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                        25,262        37,739
-------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Proceeds from Sales of Securities Available for Sale                          100,876             -
  Proceeds from Maturing Securities Available for Sale                          255,724        15,048
  Purchases of Securities Available for Sale                                   (394,890)      (81,738)
  Proceeds from Maturing Securities Held to Maturity                                732         6,140
  Proceeds from Sale of Loans                                                       252         1,347
  Purchases of Loans                                                             (1,074)       (2,958)
  Loan Originations and Advances, Net                                           (71,025)     (150,179)
  Recoveries of Charged-Off Loans                                                   352           336
  Proceeds from Sale of Premises and Equipment                                       41           184
  Purchases of Premises and Equipment                                            (3,744)       (5,436)
  Proceeds from Sale of Other Real Estate                                           541           897
  Net Decrease in Time Deposits                                                   1,482         1,388
  Proceeds from Sale of Other Assets                                                618         1,016
-------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                          (110,115)     (213,955)
-------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase in Demand Deposits, Savings, Money
    Market Checking and Savings Accounts                                         64,663       100,558
  Net Increase in Time Deposits                                                  29,930        78,257
  Net Decrease in Other Borrowed Money                                          (14,337)       (8,284)
  Cash Dividends Paid on Class A Common Stock                                    (7,260)       (6,113)
  Proceeds from the Sale of Common Stock                                          2,249           803
-------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                        75,245       165,221
-------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                            (9,608)      (10,995)
Cash and Cash Equivalents at Beginning of Period                                 79,498        66,946
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                    $  69,890     $  55,951
=======================================================================================================

                                             (Continued)




Texas Regional Bancshares, Inc. and Subsidiaries                                      Nine Months
Consolidated Statements of Cash Flows                                             Ended September 30,
                                                                              -------------------------
(Dollars in Thousands)                                                            2001         2000
-------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                               $  68,210     $  60,639
  Income Taxes Paid                                                              16,976        13,869
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable        6,622         2,064
  Financing Provided For Sales of Other Real Estate                                 896           975
  Net Increase in Security Trades Not Settled                                    10,213             -
  Net Increase (Decrease) in Dividends Payable                                      (11)           14
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2001 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

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

         The Financial Accounting Standards Board's Statement No. 140 ("Statement 140"), "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities", replaced the Financial Accounting Standards Board's Statement No. 125 ("Statement 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", but carries over most of Statement 125's provisions without change. Statement 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000. The implementation of Statement 140 did not have an impact on the Company's consolidated financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), "Business Combinations", and Statement No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 121 has been superceded by Financial Accounting

Standards Board's Statement No. 144 ("Statement 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" and is effective for fiscal years beginning after December 15, 2001.

         The Company adopted the provisions of Statement 141 and Statement 142 is required to be adopted effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $24.3 million and unamortized identifiable intangible assets in the amount of $11.7 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.3 million and $1.7 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

NOTE 2: IMPAIRED LOANS

         Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $11.2 million at September 30, 2001 for which there was a related allowance for loan losses of $2.5 million. At September 30, 2001, the Company had $242,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 2001 was $13.3 million. Interest income on impaired loans of $161,000 was recognized during the nine months ended September 30, 2001, including $131,000 recognized for cash payments received on nonaccrual loans.

NOTE 3: COMMON STOCK

         On September 11, 2001, the Board of Directors approved a cash dividend of $0.15 per share for shareholders of record on October 1, 2001 and payable on October 17, 2001.


NOTE 4: EARNINGS PER COMMON SHARE COMPUTATIONS

         The table below presents a reconciliation of basic and diluted earnings per share computations.


                                                               Three Months               Nine Months
                                                            Ended September 30,       Ended September 30,
                                                        ---------------------------------------------------
(Dollars in Thousands, Except Share Data)                    2001         2000          2001         2000
-----------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Net Income Available to Common Shareholders             $    10,096  $     8,918   $    29,136  $    25,810
-----------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares Outstanding
  Used in Basic EPS Calculation                          16,128,739   16,081,197    16,105,926   16,037,529
Add Assumed Exercise of Outstanding Stock Options as
  Adjustments for Dilutive Securities                       152,961       73,228       140,186      103,012
-----------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
  Outstanding Used in Diluted EPS Calculations           16,281,700   16,154,425    16,246,112   16,140,541
-----------------------------------------------------------------------------------------------------------
Basic EPS                                               $      0.63  $      0.55   $      1.81  $      1.61
Diluted EPS                                                    0.62         0.55          1.79         1.60
-----------------------------------------------------------------------------------------------------------


NOTE 5: PENDING ACQUISITION

         As previously announced, the Company and Riverway Holdings, Inc. jointly executed a definitive agreement for the Company to acquire through merger Riverway Holdings, Inc. ("Riverway"). Riverway is the privately held bank holding company for Riverway Bank, located at Five Riverway Drive, Houston, Texas. As of September 30, 2001, Riverway had total assets of $655.6 million. The definitive agreement calls for the exchange of 1,276,226 shares of Texas Regional, subject to adjustment under specified conditions, for all of the outstanding shares of Riverway. The transaction, expected to close during first quarter 2002, is subject to approval by the appropriate regulatory authorities and other customary closing conditions.


NOTE 6: RECLASSIFICATIONS

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

         Texas State Bank operates twenty-six banking locations in the Rio Grande Valley including four banking locations each in McAllen (including its main office), Brownsville and Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. At September 30, 2001, Texas Regional had consolidated total assets of $2.6 billion, loans (net of unearned discount) of $1.6 billion, deposits of $2.2 billion, and shareholders' equity of $262.6 million.


FINANCIAL CONDITION


CASH AND CASH EQUIVALENTS

         The Company, through its main office and branches, offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $69.9 million at September 30, 2001. Comparatively, the Company had $79.5 million in cash and cash equivalents at December 31, 2000, a decrease of $9.6 million or 12.1%.


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

         At September 30, 2001 and December 31, 2000, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

         The following table presents the amortized cost and estimated fair value of securities at September 30, 2001 and December 31, 2000 (dollars in thousands):


                                                             Gross       Gross       Estimated
                                              Amortized   Unrealized   Unrealized      Fair
                                                 Cost        Gains       Losses        Value
----------------------------------------------------------------------------------------------
Securities Available for Sale
  September 30, 2001 (Unaudited)
    U.S. Treasury                              $    403     $     3     $     -       $    406
    U.S. Government Agency                      474,564       9,499         (70)       483,993
    Mortgage-Backed                             133,482       1,700         (90)       135,092
    States and Political Subdivisions            55,583       1,222         (65)        56,740
    Other                                         9,204           -           -          9,204
----------------------------------------------------------------------------------------------
      Total                                    $673,236     $12,424     $  (225)      $685,435
==============================================================================================
  December 31, 2000
    U.S. Treasury                              $    400     $     -     $     -       $    400
    U.S. Government Agency                      447,524       2,017      (3,943)       445,598
    Mortgage-Backed                             120,669          22        (813)       119,878
    States and Political Subdivisions            45,919         278        (807)        45,390
    Other                                         9,036           -           -          9,036
----------------------------------------------------------------------------------------------
      Total                                    $623,548     $ 2,317     $(5,563)      $620,302
==============================================================================================

Securities Held to Maturity
  September 30, 2001 (Unaudited)
    States and Political Subdivisions          $    914     $    42     $     -       $    956
----------------------------------------------------------------------------------------------
      Total                                    $    914     $    42     $     -       $    956
==============================================================================================
  December 31, 2000
    States and Political Subdivisions          $  1,643     $    39     $     -       $  1,682
----------------------------------------------------------------------------------------------
      Total                                    $  1,643     $    39     $     -       $  1,682
==============================================================================================


         Net unrealized holding gains (losses) on securities available for sale, net of related tax effect, of $7.8 million and ($2.2) million at September 30, 2001 and December 31, 2000, respectively, were reported in a separate component of shareholders' equity as accumulated other comprehensive income (loss).

         Securities available for sale and securities held to maturity with carrying values of $633.2 million and $794,000, respectively, at September 30, 2001 and $582.8 million and $1.2 million, respectively, at December 31, 2000 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.


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

         The Company has collateral management policies in place so that collateral lending of all types is approached on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes accounts receivable and inventory, marketable securities, equipment and agricultural products. Autos, deeds of trust, life insurance and marketable securities are accepted as collateral for the consumer loan portfolio.

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

         The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at September 30, 2001 of $5.4 million represented 0.3% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

         Total loans of $1.6 billion at September 30, 2001 increased $60.1 million or 3.8% compared to December 31, 2000 levels of $1.6 billion. The increase in total loans for the nine months ended September 30, 2001 resulted from increases in Commercial and Commercial Mortgage loan categories and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loan portfolio (dollars in thousands):


                                  September 30,   December 31,
                                       2001           2000
--------------------------------------------------------------
                                   (Unaudited)
Commercial                         $  516,294     $  481,277
Commercial Tax-Exempt                  12,354         13,213
--------------------------------------------------------------
  Total Commercial Loans              528,648        494,490
--------------------------------------------------------------
Agricultural                           57,619         71,482
--------------------------------------------------------------
Real Estate
  Construction                        151,540        143,023
  Commercial Mortgage                 588,004        536,856
  Agricultural Mortgage                41,025         43,725
  1-4 Family Mortgage                 167,496        173,860
--------------------------------------------------------------
    Total Real Estate                 948,065        897,464
--------------------------------------------------------------
Consumer                              114,384        124,391
--------------------------------------------------------------
  Total Loans                      $1,648,716     $1,587,827
==============================================================


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

         Nonperforming assets consist of nonperforming (impaired) loans and other assets, primarily real estate, acquired in partial or full satisfaction of loan obligations. Nonperforming loans include loans on nonaccrual status or that have been restructured. The Company's policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income unless the collateral provides more than adequate margin to ensure collection of that interest. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower's financial condition. The Company's classification of nonperforming loans includes those loans for which management believes collection is doubtful. Management is not aware of any specific borrower relationships that are not reported as nonperforming where management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

         Nonperforming assets of $20.5 million at September 30, 2001 increased $3.3 million, 19.0% compared to December 31, 2000 levels of $17.2 million. Nonperforming loans of $11.2 million at September 30, 2001 decreased $1.3 million or 10.6% compared to $12.5 million at December 31, 2000. The decrease in nonperforming loans primarily resulted from approximately $2.3 million transferred to foreclosed assets and approximately $1.2 million charged off. This was partially offset by the addition of $2.1 million of loans previously on accrual status. Nonaccrual loans of $11.2 million at September 30, 2001 increased $2.2 million or 24.0% compared to $9.0 million at December 31, 2000. The increase in nonaccrual loans resulted primarily from $2.8 million in restructured loans classified as nonaccruing during second quarter 2001, as well as approximately a net $2.1 million transferred from accrual status. Furthermore, approximately $2.3 million was transferred to foreclosed assets. Cross-border nonaccrual loans at September 30, 2001 of $1.7 million decreased by $2.3 million or 58.3% compared to $4.0 million at December 31, 2000. The increase in foreclosed assets during 2001 was primarily attributable to the addition of two large foreclosed properties totaling $3.3 million. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

         Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at September 30, 2001 and December 31, 2000 that are not classified as nonaccrual totaled $9.3 million and $4.0 million, respectively. The increase in accruing loans past due 90 days or more at September 30, 2001 as compared to the year ended December 31, 2000 was primarily a result of two new relationships totaling $5.8 million added to this category. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at September 30, 2001 increased to 1.80% from 1.33% at December 31, 2000 due to the increase in foreclosed assets and accruing loans 90 days or more past due.

         An analysis of the components of nonperforming assets follows (dollars in thousands):



===========================================================================================
                                                               September 30,   December 31,
                                                                   2001           2000
-------------------------------------------------------------------------------------------
                                                                (Unaudited)
Nonaccrual Loans                                                  $11,161       $ 8,999
Restructured Loans                                                      -         3,482
-------------------------------------------------------------------------------------------
  Nonperforming Loans                                              11,161        12,481
Foreclosed and Other Assets                                         9,316         4,733
-------------------------------------------------------------------------------------------
  Total Nonperforming Assets                                       20,477        17,214
Accruing Loans 90 Days or More Past Due                             9,332         4,022
-------------------------------------------------------------------------------------------
  Total Nonperforming Assets and Accruing Loans 90 Days or
     More Past Due                                                $29,809       $21,236
===========================================================================================
Nonperforming Loans as a % of Total Loans                            0.68%         0.79%
Nonperforming Assets as a % of Total Loans and Foreclosed
  Assets                                                             1.24          1.08
Nonperforming Assets as a % of Total Assets                          0.80          0.71
Nonperforming Assets Plus Accruing Loans 90 Days or More
  Past Due as a % of Total Loans and Foreclosed Assets               1.80          1.33
===========================================================================================


         Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at September 30, 2001, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.


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

         The allowance for loan losses at September 30, 2001 totaled $20.3 million, representing a net increase of $829,000 or 4.3% compared to $19.5 million at December 31, 2000. The increase is primarily due to an increase in loans by 3.8% since December 31, 2000. Management believes that the allowance for loan losses at September 30, 2001 adequately reflects the risks in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

         The following table summarizes the activity in the allowance for loan losses (dollars in thousands):



                                                     Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                    ----------------------------------------------
                                                     2001         2000           2001        2000
--------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
Balance at Beginning of Period                      $19,988      $18,239       $19,458     $16,711
Provision for Loan Losses                             2,783        2,558         5,709       7,052
Charge-Offs
  Commercial                                          1,880        1,889         3,691       3,866
  Agricultural                                            -            2            12          16
  Real Estate                                            58           35           101         214
  Consumer                                              638          384         1,428       1,401
--------------------------------------------------------------------------------------------------
    Total Charge-Offs                                 2,576        2,310         5,232       5,497
--------------------------------------------------------------------------------------------------
Recoveries
  Commercial                                             23           27            82          64
  Agricultural                                            -            3             3          29
  Real Estate                                             1            1             2          10
  Consumer                                               68           84           265         233
--------------------------------------------------------------------------------------------------
    Total Recoveries                                     92          115           352         336
--------------------------------------------------------------------------------------------------
Net Charge-Offs                                       2,484        2,195         4,880       5,161
--------------------------------------------------------------------------------------------------
Balance at End of Period                            $20,287      $18,602       $20,287     $18,602
==================================================================================================
Ratio of Allowance for Loan Losses to
  Loans Outstanding, Net of Unearned Discount          1.23%        1.22%         1.23%       1.22%
Ratio of Allowance for Loan Losses to
  Nonperforming Loans                                181.77       131.55        181.77      131.55





Ratio of Net Charge-Offs to Average Total
  Loans Outstanding, Net of Unearned Discount          0.61         0.58          0.40        0.47
==================================================================================================


PREMISES AND EQUIPMENT, NET

         Premises and equipment of $75.8 million at September 30, 2001 decreased by $650,000 or 0.9% compared to December 31, 2000 levels of $76.5 million.


GOODWILL AND IDENTIFIABLE INTANGIBLES

         Intangibles of $37.1 million at September 30, 2001 decreased $3.3 million or 8.2% compared to $40.4 million at December 31, 2000. The net decrease for the nine months ended September 30, 2001 is attributable to amortization of existing intangibles. See Note 1 to the consolidated financial statements regarding Statement 142, "Goodwill and Other Intangible Assets".


DEPOSITS

         Total deposits of $2.2 billion at September 30, 2001 increased $94.6 million or 4.5% compared to December 31, 2000 levels of $2.1 billion. The increase in total deposits for the nine months ended September 30, 2001 is primarily attributable to growth in the volume of business conducted by the Company and the vitality of the Rio Grande Valley economy. The following table presents the composition of total deposits (dollars in thousands):



                                        September 30,  December 31,
                                            2001          2000
-------------------------------------------------------------------
                                         (Unaudited)
Demand Deposits
  Commercial and Individual               $  301,640   $  294,046
  Public Funds                                 3,170        7,240
-------------------------------------------------------------------
    Total Demand Deposits                    304,810      301,286
-------------------------------------------------------------------
Interest-Bearing Deposits
  Savings
    Commercial and Individual                113,656      110,947
    Public Funds                                 283          365
  Money Market Checking and Savings
    Commercial and Individual                419,649      370,645
    Public Funds                             110,485      100,977
  Time Deposits
    Commercial and Individual                936,066      900,478
    Public Funds                             319,392      325,050
-------------------------------------------------------------------
    Total Interest-Bearing Deposits        1,899,531    1,808,462
-------------------------------------------------------------------
      Total Deposits                      $2,204,341   $2,109,748
===================================================================


OTHER BORROWED MONEY

         The components of other borrowed money are as follows (dollars in thousands):



                                        September 30,  December 31,
                                            2001          2000
-------------------------------------------------------------------
                                         (Unaudited)
  Federal Funds Purchased and
  Securities Sold Under Repurchase
    Agreements                               $49,892      $39,229
  Federal Home Loan Bank Advances                  -       25,000
-------------------------------------------------------------------
    Total Borrowed Money                     $49,892      $64,229
===================================================================


         At September 30, 2001, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs and approximately $160.1 million available at the Federal Home Loan Bank.


SHAREHOLDERS' EQUITY

         Shareholders' equity increased by $34.9 million, or 15.3% during the nine months ended September 30, 2001 primarily due to comprehensive income of $39.1 million less cash dividends of $7.2 million. Comprehensive income for the period included net income of $29.1 million and unrealized gains on securities available for sale, net of tax, of $10.0 million.

          Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):



                                                    September 30, 2001         December 31, 2000
                                                    ----------------------------------------------
                                                    Amount       Ratio         Amount       Ratio
--------------------------------------------------------------------------------------------------
                                                        (Unaudited)
Total Shareholders' Equity before unrealized
  Gains or losses on Securities Available for
  Sale                                              $254,795                  $229,866
Less Goodwill and Other Deductions                   (37,098)                  (40,397)
--------------------------------------------------------------------------------------------------
Total Tier I Capital                                 217,697                   189,469
Total Tier II Capital                                 20,287                    19,458
--------------------------------------------------------------------------------------------------
Total Qualifying Capital                            $237,984                  $208,927
==================================================================================================
Total Risk-Based Capital                            $237,984     13.27%       $208,927      12.35%
Total Risk-Based Capital Minimum                     143,422      8.00         135,379       8.00
--------------------------------------------------------------------------------------------------
Tier I Risk-Based Capital                            217,697     12.14         189,469      11.20
Tier I Risk-Based Capital Minimum                     71,711      4.00          67,689       4.00
--------------------------------------------------------------------------------------------------
Tier I Leverage Capital                              217,697      8.86         189,469       8.14
Tier I Leverage Capital Minimum                       98,233      4.00          93,115       4.00
==================================================================================================


         At September 30, 2001, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.


RESULTS OF OPERATIONS


NET INCOME

         Net income available for common shareholders was $10.1 million and $8.9 million and earnings per diluted common share were $0.62 and $0.55 for the three months ended September 30, 2001 and 2000, respectively. Return on assets averaged 1.60% and 1.56% while return on shareholders' equity averaged 15.76% and 17.27% for the three months ended September 30, 2001 and 2000, respectively. Average unrealized gain on securities available for sale, net of tax, increased by $18.4 million during third quarter 2001 compared to the same period in 2000 thereby reducing return on equity during the current period.

         For the nine months ended September 30, 2001, net income available for common shareholders was $29.1 million compared to $25.8 million for the same period in 2000, representing an increase of $3.3 million or 12.9%. Earnings per diluted common share were $1.79 and $1.60 for the nine months ended September 30, 2001 and 2000, respectively. Return on assets averaged 1.58% and return on shareholders' equity averaged 15.96% for the nine months ended September 30, 2001 compared to 1.55% and 17.49%, respectively, for the same period in 2000.

INTEREST INCOME

         Total interest income for the three months ended September 30, 2001 was $45.6 million, a decrease of $728,000 or 1.6% from the three months ended September 30, 2000. Although average interest-earning assets increased by $222.7 million or 10.8% to $2.3 billion for the three months ended September 30, 2001 compared to the same period in 2000, a decrease in the yield on interest-earning assets by 103 basis points as a result of declining interest rates resulted in a decrease in interest income. For the nine months ended September 30, 2001, interest income was $140.7 million, reflecting a $7.7 million or 5.8% increase from the same period in 2000. This increase in interest income is primarily attributable to a $242.8 million or 12.0% increase in average interest-earning assets to $2.3 billion for the nine months ended September 30, 2001 from the same period in 2000.

         Interest income on loans decreased $1.3 million or 3.5% to $36.3 million for the three months ended September 30, 2001. A decrease of 112 basis points in the yield on loans outstanding over the same period in 2000 resulting from declining interest rates propelled the decrease. This was partially offset by a $123.3 million or 8.2% increase in average loans outstanding for the three months ended September 30, 2001 compared to the same period in 2000. Interest income on securities increased to $9.2 million, reflecting a $538,000 or 6.2% increase from the prior comparable period. This increase was attributable to an $87.5 million increase in average securities during third quarter 2001, up 15.7% compared to the same period in 2000. This was partially offset by a fifty-five basis point decrease in the yield on average securities.

         For the nine months ended September 30, 2001, interest income on loans increased $5.3 million or 4.9% to $112.2 million, up from $107.0 million for the same period in 2000. Interest income on securities increased to $28.0 million, an increase of $2.4 million or 9.5% from the prior comparable period. The increases were principally related to an increase in average interest-earning assets to $2.3 billion for the nine months ended September 30, 2001, an increase of 12.0% from the same period last year.


INTEREST EXPENSE

         Interest expense on deposits and other borrowings decreased to $20.4 million for the three months ended September 30, 2001 compared to $22.5 million for the same period in 2000, representing a decrease of $2.1 million or 9.4%. The decrease resulted from an eighty-six basis point decrease in the cost of interest-bearing liabilities during third quarter 2001 compared to the same period in 2000. For the nine months ended September 30, 2001, interest expense on deposits and other borrowings was $66.7 million compared to $62.1 million for the same period in 2000. The increase in interest expense was primarily attributable to a $178.9 million or 10.4% increase in average interest-bearing liabilities during the nine months ended September 30, 2001, from the same comparable period in 2000.

NET INTEREST INCOME

         Net interest income, reported on a tax equivalent basis, was $25.6 million for the three months ended September 30, 2001, compared with $24.3 million for the same period in 2000, an increase of $1.4 million or 5.6%. For the nine months ended September 30, 2001, net interest income increased $3.1 million or 4.3% to $75.3 million from $72.1 million for the same period in 2000. The increase in net interest income during the three and nine months ended September 30, 2001 was largely due to growth in average interest-earning assets, primarily loans.

         The net interest margin was 4.44% for the three months ended September 30, 2001, compared with 4.67% for the same period in 2000. This decrease was attributable to a 103 basis point decrease in the yield on average interest-earning assets to 7.97%, down from 9.00% for the same period last year. This was partially offset by a decrease in the cost of average interest-bearing liabilities by eighty-six basis points to 4.23%. The net interest margin was 4.45% for the nine months ended September 30, 2001, down from 4.77% for the same period in 2000. This decrease was attributable to a fifty basis point decrease in the yield on average interest-earning assets. This was partially offset by a twelve basis point decrease in the cost of average interest-bearing liabilities.

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




                                                                  Three Months Ended
                                         ------------------------------------------------------------------
                                                September 30, 2001                  September 30, 2000
                                         ------------------------------------------------------------------
                                          Average                Yield/      Average                Yield/
Taxable-Equivalent Basis(1)               Balance    Interest    Rate(2)     Balance    Interest    Rate(2)
-----------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Assets
  Interest-Earning Assets
    Loans
      Commercial                         $  581,935   $11,998     8.18%    $  502,417    $12,463     9.87%
      Real Estate                           929,858    21,110     9.01        869,516     21,640     9.90
      Consumer                              115,388     3,228    11.10        131,916      3,608    10.88
-----------------------------------------------------------------------------------------------------------
        Total Loans                       1,627,181    36,336     8.86      1,503,849     37,711     9.98
-----------------------------------------------------------------------------------------------------------
    Securities
      Taxable                               593,638     8,615     5.76        507,745      8,053     6.31
      Tax-Exempt                             51,405       904     6.98         49,830        916     7.31
-----------------------------------------------------------------------------------------------------------
        Total Securities                    645,043     9,519     5.85        557,575      8,969     6.40
-----------------------------------------------------------------------------------------------------------
    Interest-Bearing Deposits at
      Other Banks and Time
      Deposits                                1,289        18     5.54          4,117         62     5.99
    Federal Funds Sold                       17,733       147     3.29          3,024         50     6.58
-----------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets       2,291,246   $46,020     7.97%     2,068,565    $46,792     9.00%
-----------------------------------------------------------------------------------------------------------
  Cash and Due from Banks                    70,618                            59,203
  Premises and Equipment, Net                75,415                            77,186
  Other Assets                               81,947                            85,267
  Allowance for Loan Losses                 (20,720)                          (19,165)
-----------------------------------------------------------------------------------------------------------
    Total Assets                         $2,498,506                        $2,271,056
===========================================================================================================
Liabilities
  Interest-Bearing Liabilities
    Savings                              $  114,251   $   526     1.83%    $  119,114    $   663     2.21%
    Money Market Checking
      And Savings                           520,285     3,564     2.72        402,172      3,464     3.43
    Time Deposits                         1,228,780    15,696     5.07      1,182,544     17,499     5.89
-----------------------------------------------------------------------------------------------------------
      Total Savings and
        Time Deposits                     1,863,316    19,786     4.21      1,703,830     21,626     5.05
-----------------------------------------------------------------------------------------------------------
      Other Borrowed Money                   50,481       600     4.72         57,005        883     6.16
-----------------------------------------------------------------------------------------------------------
      Total Interest-Bearing
        Liabilities                       1,913,797   $20,386     4.23%     1,760,835    $22,509     5.09%
-----------------------------------------------------------------------------------------------------------
  Demand Deposits                           308,914                           288,213
  Other Liabilities                          21,701                            16,519
-----------------------------------------------------------------------------------------------------------
    Total Liabilities                     2,244,412                         2,065,567
-----------------------------------------------------------------------------------------------------------
  Shareholders' Equity                      254,094                           205,489
-----------------------------------------------------------------------------------------------------------
    Total Liabilities and
      Shareholders' Equity               $2,498,506                        $2,271,056
===========================================================================================================
Net Interest Income                                   $25,634                            $24,283
===========================================================================================================
Net Yield on Total Interest
  Earning Assets                                                  4.44%                              4.67%
===========================================================================================================


  (1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).

  (2) Annualized.

                                                                    Nine Months Ended
                                         -----------------------------------------------------------------------
                                                  September 30, 2001                  September 30, 2000
                                         -----------------------------------------------------------------------
                                           Average                  Yield/      Average                 Yield/
Taxable-Equivalent Basis (1)               Balance      Interest   Rate (2)     Balance      Interest  Rate (2)
----------------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
Assets
  Interest-Earning Assets
    Loans
      Commercial                         $   580,719    $ 38,367     8.83%    $   498,592    $ 36,031     9.65%
      Real Estate                            916,299      64,120     9.36         824,200      60,394     9.79
      Consumer                               119,096      10,112    11.35         136,659      10,891    10.65
----------------------------------------------------------------------------------------------------------------
        Total Loans                        1,616,114     112,599     9.32       1,459,451     107,316     9.82
----------------------------------------------------------------------------------------------------------------
    Securities
      Taxable                                581,397      26,315     6.05         499,945      23,780     6.35
      Tax-Exempt                              48,338       2,576     7.13          48,764       2,702     7.40
----------------------------------------------------------------------------------------------------------------
        Total Securities                     629,735      28,891     6.13         548,709      26,482     6.45
----------------------------------------------------------------------------------------------------------------
    Interest-Bearing Deposits at
       Other Banks and Time Deposits           1,708          73     5.71           4,244         193     6.07
    Federal Funds Sold                        13,939         425     4.08           6,340         292     6.15
----------------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets        2,261,496    $141,988     8.39%      2,018,744    $134,283     8.89%
----------------------------------------------------------------------------------------------------------------
  Cash and Due from Banks                     70,484                               62,742
  Premises and Equipment, Net                 75,760                               76,654
  Other Assets                                80,465                               84,935
  Allowance for Loan Losses                  (20,495)                             (18,356)
----------------------------------------------------------------------------------------------------------------
    Total Assets                         $ 2,467,710                          $ 2,224,719
================================================================================================================
Liabilities
  Interest-Bearing Liabilities
    Savings                              $   113,916    $  1,698     1.99%    $   120,860    $  1,997     2.21%
    Money Market Checking
      And Savings                            503,327      11,754     3.12         394,977       9,358     3.16
    Time Deposits                          1,231,025      51,296     5.57       1,164,866      49,026     5.62
----------------------------------------------------------------------------------------------------------------
      Total Savings and
        Time Deposits                      1,848,268      64,748     4.68       1,680,703      60,381     4.80
----------------------------------------------------------------------------------------------------------------
      Other Borrowed Money                    51,149       1,972     5.15          39,826       1,758     5.90
----------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing
        Liabilities                        1,899,417    $ 66,720     4.70%      1,720,529    $ 62,139     4.82%
----------------------------------------------------------------------------------------------------------------
  Demand Deposits                            302,456                              292,045
  Other Liabilities                           21,706                               14,986
----------------------------------------------------------------------------------------------------------------
    Total Liabilities                      2,223,579                            2,027,560
----------------------------------------------------------------------------------------------------------------
  Shareholders' Equity                       244,131                              197,159
----------------------------------------------------------------------------------------------------------------
    Total Liabilities and
      Shareholders' Equity               $ 2,467,710                          $ 2,224,719
================================================================================================================
Net Interest Income                                     $ 75,268                             $ 72,144
================================================================================================================
Net Yield on Total Interest
  Earning Assets                                                     4.45%                                4.77%
================================================================================================================

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

                                    Three Months Ended September 30,              Nine Months Ended September 30,
                                          2001 Compared to 2000                         2001 Compared to 2000
                                 ----------------------------------------------------------------------------------
                                              Due to Change in                         Due to Change in
                                    Net      -----------------     Rate/     Net      ------------------     Rate/
Taxable-Equivalent Basis (1)      Change     Volume      Rate     Volume    Change    Volume      Rate      Volume
-------------------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Interest Income
  Loans                          $(1,375)    $3,204    $(4,232)   $(347)    $5,283    $11,410    $(5,533)   $(594)
  Securities
    Taxable                          562      1,389       (707)    (120)     2,535      3,849     (1,130)    (184)
    Tax-Exempt                       (12)        31        (42)      (1)      (126)       (26)      (101)       1
  Interest-Bearing Deposits at
     Other Banks and Time Deposits   (44)       (42)        (5)       3       (120)      (116)       (11)       7
  Federal Funds Sold                  97        244        (25)    (122)       133        349        (98)    (118)
-------------------------------------------------------------------------------------------------------------------
    Total Interest Income           (772)     4,826     (5,011)    (587)     7,705     15,466     (6,873)    (888)
-------------------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                        (1,840)     2,089     (3,593)    (336)     4,367      5,959     (1,448)    (144)
  Other Borrowed Money              (283)       (99)      (208)      24        214        498       (221)     (63)
-------------------------------------------------------------------------------------------------------------------
    Total Interest Expense        (2,123)     1,990     (3,801)    (312)     4,581      6,457     (1,669)    (207)
-------------------------------------------------------------------------------------------------------------------
Net Interest Income Before
  Allocation of Rate/Volume        1,351      2,836     (1,210)    (275)     3,124      9,009     (5,204)    (681)
Allocation of Rate/Volume              -       (181)       (94)     275          -       (450)      (231)     681
-------------------------------------------------------------------------------------------------------------------
Changes in Net Interest Income   $ 1,351     $2,655    $(1,304)   $   -     $3,124    $ 8,559    $(5,435)   $   -
===================================================================================================================

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 2001 and 2000).

PROVISION FOR LOAN LOSSES

         The Company recorded a provision for loan losses of $2.8 million for the three months ended September 30, 2001, compared to $2.6 million for the three months ended September 30, 2000. The provision for loan losses reflects an increase of $225,000 or 8.8% for the three months ended September 30, 2001 compared to the same period in 2000 as a result of an increase in the loan portfolio. For the nine months ended September 30, 2001, the Company recorded a provision for loan losses of $5.7 million compared to $7.1 million for the same period in 2000. The provision for loan losses reflects a decrease of $1.3 million or 19.0% for the nine months ended September 30, 2001 compared to the same periods in 2000. The decrease is primarily attributable to a decrease of $644,000 in excess charge-offs over specific reserves during the nine months ended September 30, 2001 compared to the same period in 2000.

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

NONINTEREST INCOME

     The Company's primary sources of Noninterest Income are service charges on deposit accounts and other banking service related fees. Noninterest Income totaled $8.0 million for the three months ended September 30, 2001 compared to $5.3 million for 2000. Excluding Net Realized Gains on Sales of Securities Available for Sale, Noninterest Income increased $2.1 million or 39.6% from 2000. For the nine months ended September 30, 2001, Noninterest Income totaled $21.0 million, up from $15.9 million for the same period in 2000. Noninterest Income for the nine months ended September 30, 2001, excluding Net Realized Gains on Securities Available for Sale, increased $4.2 million or 26.8% over the same period in 2000. The majority of the increase is attributable to an increase in total service charges resulting from deposit growth and new products introduced.

         Total Service Charges of $5.5 million for the three months ended September 30, 2001 increased $1.9 million or 53.0% compared to $3.6 million for the same period in 2000. Total Service Charges were $14.7 million for the nine months ended September 30, 2001 compared to $10.9 million for the same period in 2000. The increase in Total Service Charges is primarily attributable to an increase in nonsufficient and return check charges generated by deposit growth and new products introduced. Nonsufficient and return check charges increased by $1.7 million and $3.2 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000.

         Trust Service Fees of $620,000 for the three months ended September 30, 2001 increased $28,000 or 4.7% compared to $592,000 for comparable prior year period. Trust Service Fees were $1.9 million for the nine months ended September 30, 2001 compared to $1.7 million for the same period in 2000, increasing by $210,000 or 12.7%. The increase in Trust Service Fees is reflective of the increase in the average fair value of trust accounts managed by 7.2% and 8.4% during the three and nine months ended September 30, 2001, respectively, as well as an increase in fees effective April 1, 2000. The fair market value of assets managed at September 30, 2001 was $400.5 million compared to $384.6 million at December 31, 2000 and $385.5 million a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

         Net Realized Gains on Sales of Securities Available for Sale for the three months ended September 30, 2001 totaled $656,000 compared to $0 for 2000. For the nine months ended September 30, 2001, Net Realized Gains on Sales of Securities Available for Sale totaled $906,000 compared to $0 for the comparable period in 2000. Market opportunities to realize bond profits were limited during the nine months ended September 30, 2000 as bond prices generally fell. Net unrealized holding gains on securities available for sale, net of tax, totaled $7.8 million at September 30, 2001. (See "Shareholders' Equity").

         Data Processing Service Fees of $823,000 for the three months ended September 30, 2001 increased $164,000 or 24.9% compared to $659,000 for the same period last year. During the nine months ended September 30, 2001, Data Processing Service Fees increased $435,000 or 22.5% to $2.4 million compared to $1.9 million during the same period in 2000. This increase arose from the acquisition of one data processing client during second quarter 2000. Furthermore, increased utilization of services was provided to existing clients. The number of data processing clients as of September 30, 2001 and 2000 was 8.

         Other Operating Income of $355,000 for the three months ended September 30, 2001 decreased $30,000 or 7.8% compared to $385,000 for the same 2000 period. The decrease was primarily the result of a $29,000 decrease in time deposit penalties. During the nine months ended September 30, 2001, Other Operating Income decreased $177,000 or 12.7% to $1.2 million compared to $1.4 million during the same period in 2000. The decrease during the nine months ended September 30, 2001 compared to the same period in 2000 was partially attributable to a $167,000 gain on the sale of land recognized during second quarter 2000. No large gains on sale of assets were recognized during the nine months ended September 30, 2001. In addition, income from the Rabbi Trust decreased by $228,000 during the nine months ended September 30, 2001 compared to the comparable prior year period. The Rabbi Trust was set up to provide funding for the Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. The decreases in these categories were partially offset by $267,000 recognized on early payoffs of various direct financing lease obligations during second quarter 2001.

NONINTEREST EXPENSE

         Noninterest Expense of $15.0 million for the three months ended September 30, 2001 increased $1.7 million or 12.6% compared to $13.3 million for 2000. For the nine months ended September 30, 2001, Noninterest Expense totaled $44.5 million, an increase of $4.3 million or 10.8%, from $40.2 million for the same period in 2000. The efficiency ratio of expense to total revenue was 45.06% for the three months ended September 30, 2001 compared to 45.15% for the same period in 2000. For the nine months ended September 30, 2001, the efficiency ratio was 46.26%, up from 45.09% for 2000. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

         Salaries and Employee Benefits, the largest category of Noninterest Expense, of $7.3 million for the three months ended September 30, 2001 increased $719,000 or 10.9% compared to the same period last year of $6.6 million. Salary and Employee Benefits for the nine months ended September 30, 2001 totaled $21.5 million, reflecting an increase of $2.1 million or 10.9% from the comparable prior year period. Although the Company had a higher level of staff in 2001 compared to the same period in 2000, the increase is primarily attributable to an increase in incentive and retirement plan expenses of $416,000 and $1.3 million for the three and nine months ended September 30, 2001, respectively, compared to the comparable periods in 2000. In addition, an increase in medical insurance premiums resulted in an increase of $82,000 and $388,000 during the three and nine months ended September 30, 2001, respectively, compared to the same prior year periods. The number of full-time equivalent employees of 944 at September 30, 2001 increased 2.8% from 918 at September 30, 2000. Salaries and Employee Benefits averaged 1.16% average assets for the three months ended September 30, 2001 compared to 1.15% for the three months ended
September 30, 2000. For the nine months ended September 30, 2001, Salaries and Employee Benefits averaged 1.17% of average assets compared to 1.16% for the prior comparable period.

         Net Occupancy Expense of $1.1 million for the three months ended September 30, 2001 was comparable to $1.0 million reported for third quarter 2000, increasing by $125,000 or 12.3%. For the nine months ended September 30, 2001, Net Occupancy Expense increased $303,000 or 10.0% to $3.3 million compared to the same period a year ago. Although occupancy expenses generally increased during the nine months ended September 30, 2001 compared to the same period in 2000, the increase was partially offset by increased rental income generated from the corporate headquarters building in McAllen, Texas.

         Equipment Expense of $1.8 million for the three months ended September 30, 2001 increased by $209,000 or 12.9% compared to $1.6 million reported for the same period in 2000. For the nine months ended September 30, 2001, Equipment Expense totaled $5.0 million, reflecting an increase of $357,000 or 7.8% compared to the same period in 2000. The increase was attributable to an increase in equipment service contract expenses by $210,000 and $293,000 for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. In addition, the Company increased its capitalization policy on fixed assets from $1,000 to $2,500 during second quarter 2000 subsequently resulting in more equipment being expensed as opposed to capitalized.

         Other Real Estate (Income) Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate (Income) Expense, Net of $157,000 for the three months ended September 30, 2001 increased $166,000 or 1,844.4% from ($9,000) for the three months ended September 30, 2000. The increase is primarily attributable to an increase of $75,000 in other real estate expenses on one property managed by TSB Properties, Inc., a wholly-owned subsidiary of the Bank. In addition, rental income from foreclosed properties decreased by $49,000. During the nine months ended September 30, 2001, Other Real Estate (Income) Expense, Net totaled $369,000, resulting in a decrease of $104,000 or 22.0% compared to $473,000 for the same period in 2000. During second quarter 2000, a $410,000 write-down was recorded on a foreclosed property. No large write-downs were recorded during the nine months ended September 31, 2001. The net decrease resulting from the $410,000 write-down was partially offset by an increase of $269,000 in other real estate expenses on one property managed by TSB Properties, Inc. Management is actively seeking buyers for all Other Real Estate.

         Amortization of Goodwill and Identifiable Intangibles of $1.1 million for the three months ended September 30, 2001 did not change from the same period in 2000. For the nine months ended September 30, 2001, Amortization of Goodwill and Identifiable Intangibles totaled $3.3 million, representing a decrease of $39,000 or 1.2% compared to $3.4 million reported during the same comparable period in 2000. The decrease in Amortization of Goodwill and Identifiable Intangibles during the nine months ended September 30, 2001 compared to same period in 2000 resulted from two noncompete agreements obtained through the Harlingen Bancshares, Inc. acquisition becoming fully amortized by the end of first quarter 2000. See Note 1 to the consolidated financial statements regarding Statement 142, "Goodwill and Other Intangible Assets"

         A detailed summary of Noninterest Expense follows (dollars in thousands):


                                                                 Three Months Ended       Nine Months Ended
                                                                    September 30,           September 30,
                                                                 -------------------------------------------
                                                                  2001        2000        2001        2000
------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
Salaries and Wages                                               $ 5,532     $ 5,420     $16,467     $15,673
Employee Benefits                                                  1,778       1,171       5,046       3,726
------------------------------------------------------------------------------------------------------------
  Total Salaries and Employee Benefits                             7,310       6,591      21,513      19,399
------------------------------------------------------------------------------------------------------------
Net Occupancy Expense                                              1,142       1,017       3,321       3,018
------------------------------------------------------------------------------------------------------------
Equipment Expense                                                  1,827       1,618       4,952       4,595
------------------------------------------------------------------------------------------------------------
Other Real Estate (Income) Expense, Net
  Rent Income                                                       (170)       (220)       (481)       (461)
  Gain on Sale                                                       (19)        (38)        (60)       (115)
  Expenses                                                           346         249         910         627
  Writedowns                                                           -           -           -         422
------------------------------------------------------------------------------------------------------------
Total Other Real Estate (Income) Expense, Net                        157          (9)        369         473
------------------------------------------------------------------------------------------------------------
Amortization of Goodwill and Identifiable Intangibles              1,107       1,108       3,322       3,361
------------------------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public Relations                                   522         407       1,651       1,376
  Data Processing and Check Clearing                                 506         425       1,497       1,340
  Director Fees                                                      103          90         286         249
  Franchise Tax                                                      (92)       (386)         60        (480)
  Insurance                                                          106          96         251         284
  FDIC Insurance                                                     101         113         301         306
  Legal                                                              285         368         981         706
  Professional Fees                                                  316         437       1,129       1,065
  Postage, Delivery and Freight                                      293         236         791         778
  Printing, Stationery and Supplies                                  415         414       1,269       1,327
  Telephone                                                          179         182         531         554
  Other Losses                                                       258         256         861         606
  Miscellaneous Expense                                              483         369       1,416       1,199
------------------------------------------------------------------------------------------------------------
Total Other Noninterest Expense                                    3,475       3,007      11,024       9,310
------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                        $15,018     $13,332     $44,501     $40,156
============================================================================================================

         Franchise Tax for the three months ended September 30, 2001 of ($92,000) increased by $294,000 or 76.2% compared to ($386,000) during the same period in 2000. The increase resulted from franchise tax recoveries recorded totaling $185,000 during third quarter 2001 compared to $494,000 during the same prior year period as a result of overpayments from previous years. For the nine months ended September 30, 2001, Franchise Tax increased by $540,000 or 112.5% to $60,000 compared to the comparable period in 2000. Franchise tax recoveries received during the nine months ended September 30, 2001 totaled $221,000 compared to $804,000 during the same prior year period.

         Legal Expenses for the nine months ended September 30, 2001 totaled $981,000, increasing by $275,000 or 39.0% compared to the same period in 2000. The increase relates to legal fees incurred in conjunction with litigation arising in the ordinary course of business. In addition, Other Losses for the nine months ended September 30, 2001 of $861,000 increased $255,000 or 42.1% compared to $606,000 for the same period in 2000. The increase is primarily due to a $137,000 settlement on litigation.


INCOME TAX EXPENSE

         The Company recorded Income Tax Expense of $5.3 million for the three months ended September 30, 2001 compared to $4.3 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, Income Tax Expense totaled $15.7 million, representing an increase of $1.9 million or 14.1% compared to the same prior year period. The increase in income tax is primarily due to an increased level of pretax income for during the three and nine months ended September 30, 2001 compared to the same periods in 2000.

CAPITAL AND LIQUIDITY

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2001, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.27%, a Tier I risk-based capital ratio of 12.14%, and a leverage ratio of 8.86%.

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

         Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At September 30, 2001, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, remained at 30.8% compared to the same ratio at December 31, 2000.

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

         During the nine months ended September 30, 2001, funds for $394.9 million of securities purchases, $71.0 million of net loan growth and $14.3 million decrease in other borrowed money came from various sources, including $356.6 million from proceeds from security sales and maturities, a net increase in deposits of $94.6 million and $25.3 million from operating activities.

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

         In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a "driver" and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The following table summarizes the simulated change in net interest income over a 12-month period as of September 30, 2001 and December 31, 2000 (dollars in thousands):


                                                        Increase (Decrease) in
                                                          Net Interest Income
Changes in Interest          Estimated Net     ----------------------------------------
Rates (Basis Points)        Interest Income               Amount                Percent
---------------------------------------------------------------------------------------
                                                 (Unaudited)
September 30, 2001
   +100                            $114,662                $1,687                  1.5%
      -                             112,975                     -
   -100                             110,003                (2,972)                (2.6)
December 31, 2000
   +100                              96,684                 1,822                  1.9
      -                              94,862                     -                    -
   -100                              91,521                (3,341)                (3.5)
---------------------------------------------------------------------------------------


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

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

     (1) Exhibits - The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

     None

(b)  Reports of Form 8-K

     Texas Regional Bancshares, Inc. has filed a Current Report on Form 8-K, dated September 17, 2001, concerning the execution of a definitive agreement for Texas Regional to acquire through merger Riverway Holdings, Inc., ("Riverway"). The Current Report on Form 8-K was filed under Item 5 of Form 8-K, and no financial information concerning Texas Regional or Riverway was required to be filed therewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TEXAS REGIONAL BANCSHARES, INC.
                                                                (Registrant)

         October 31, 2001                                    /s/ G. E. Roney
-------------------------                   --------------------------------
                                                               Glen E. Roney
                                            Chairman of the Board, President
                                                   & Chief Executive Officer

         October 31, 2001                              /s/ R. T. Pigott, Jr.
-------------------------                   --------------------------------
                                                           R. T. Pigott, Jr.
                                                    Executive Vice President
                                                   & Chief Financial Officer