Form 10-K
period 2001-12-31
TEXAS REGIONAL BANCSHARES INC
filed 2002-03-18
CIK 787648

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2001

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ______ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, as of February 25, 2002: $586,990,358

Number of shares outstanding of the registrant's Class A Voting Common Stock, $1.00 par value, as of February 14, 2002: 17,526,883

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated into Part III; Items 10-13 of this Form 10-K, to be filed not later than 120 days after the close of the Registrant's fiscal year.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Texas Regional Bancshares, Inc. ("Texas Regional" or the "Company") is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Texas Regional Delaware, Inc., incorporated under the laws of Delaware as a wholly owned second tier bank holding company subsidiary, owns Texas State Bank (the "Bank"), the Company's primary operating subsidiary. The Bank has two active wholly owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 to receive and liquidate foreclosed assets.

     The Company has grown rapidly through a series of strategic acquisitions. The Bank acquired the Rio Grande City and Roma branches of First National Bank of South Texas during 1995. The Company completed a secondary public offering of
2.5 million shares of the Company's Class A Voting Common Stock on May 14, 1996. Concurrently, the Company also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas. On February 19, 1998, the Company acquired Brownsville National Bank, Brownsville, Texas, Texas Bank and Trust, Brownsville, Texas and Bank of Texas, Raymondville, Texas. On October 1, 1999, the Company acquired Harlingen National Bank, Harlingen, Texas.

     At December 31, 2001, the Bank operated twenty-six banking locations in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. At December 31, 2001, the Company had consolidated total assets of $2.6 billion, loans outstanding (net of unearned discount) of $1.7 billion, deposits of $2.2 billion, and shareholders' equity of $265.3 million.

     On February 22, 2002, the Company made its first acquisition outside of the Rio Grande Valley through the acquisition of Riverway Bank of Houston, Texas. On that date, the banking office of Riverway Bank became the Bank's twenty-seventh banking location.

     The Company's business strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local appeal and level of service of a community bank. The Board of Directors and management have maintained the Bank's community orientation by tailoring products and services to meet community and customer needs. Management believes that the Bank is well positioned in its market due to its responsive customer service, the strong community involvement of management and employees, the recent trends in the Texas banking environment and the vitality of the economy in its market areas. Management's strategy is to provide a business culture in which individual customers and small and medium sized businesses are accorded the highest priority in all aspects of the Company's operations.

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

     The Bank has also expanded the services that it provides to third party correspondent banks. The Bank's data processing center, for example, presently serves seven banks in the Rio Grande Valley in addition to providing data processing services for all of the Bank's banking locations. On January 31, 2002, the Bank acquired assets and data processing service contracts related to Frost National Bank's data operations center in Grapevine, Texas. As a result of that acquisition the Bank now provides data processing services for 17 banks in North Texas.

     Management believes there may be opportunities to expand by acquiring other banks or by acquiring assets and deposits that will allow the Company to enter other markets or further increase market share in existing markets. Management intends to pursue acquisition opportunities in strategic markets in circumstances in which management believes that its managerial, operational and capital resources will enhance the performance of acquired institutions.

COMPETITION

     At December 31, 2001, all of the Company's operations were located in the Rio Grande Valley, which consists of Cameron, Hidalgo, Starr and Willacy Counties. Cameron, Hidalgo and Starr Counties are adjacent to the Rio Grande River, which forms part of the border between the United States and Mexico.
Effective with the acquisition of Riverway Bank in Houston, Texas in February 2002, the Company made its first acquisition outside of the Rio Grande Valley.

     The Bank encounters intense competition in its commercial banking business, primarily from other banks located in its market areas. The Bank also competes with insurance, finance and mortgage companies, savings and loan institutions, credit unions, money market funds and other financial institutions. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, the banks' lending limits. A substantial number of the commercial banks in the market areas served by the Bank are branches of much larger organizations affiliated with national, regional or state-wide banking companies which are larger than the Bank in terms of capital, resources and personnel. However, as a major independent community bank headquartered in Texas, management believes that the Company's community commitment and involvement in its primary market area, as well as its commitment to quality and personalized banking services, are factors that contribute to the Company's competitiveness.

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

     With certain exceptions, an institution will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause the institution to become "undercapitalized". Furthermore, "undercapitalized" institutions will be required to file capital restoration plans with the appropriate federal regulator. Pursuant to FDICIA, "undercapitalized" institutions also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The FRB also may, among other things, require an "undercapitalized" institution to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

     The FRB is authorized to take various enforcement actions against any "significantly undercapitalized" institution and any "undercapitalized institution" that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the appropriate agency. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers. If imposed, these restrictions, either individually or in the aggregate, could have a significant adverse impact on the operations of the Bank.

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

     Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2001. The Bank's capital ratios exceeded the minimum requirements for "well capitalized" institutions under the regulatory framework for prompt corrective action at December 31, 2001. As a result, the Company does not believe that FDICIA's prompt corrective action regulations will have any material effect on the activities or operations of the Bank. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the FDICIA's prompt corrective action regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

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

DEPOSIT INSURANCE

     The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted on September 30, 1996. Among its provisions, the Funds Act authorizes the Financing Corporation (the "FICO") to impose periodic assessments on depository institutions that are members of BIF in addition to institutions that are members of the Savings Association Insurance Fund (the "SAIF") in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. Thus, BIF-member institutions will share in the cost of financing outstanding FICO bonds. An institution's FICO assessments will fluctuate based on a defined rate applied to deposits held in periods after the date the legislation was enacted. Currently, the FICO BIF annual rate is 1.82 cents for each $100 of qualified deposits.

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

INTERSTATE BANKING AND BRANCHING LEGISLATION

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997 IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

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

PERSONNEL

     The Company employed 950 full-time equivalent employees at December 31, 2001. Employees enjoy a variety of employee benefit programs, including an employee stock ownership plan with 401(k) provisions, medical, accident, group life and long-term disability plans, and paid vacations. The Company's employees are not unionized, and management believes employee relations to be favorable.

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


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine litigation in the normal course of its business which, in the opinion of management, will not have a material adverse effect on the consolidated financial condition, or results of operations of the Company.

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

                             PRICE PER SHARE          CASH
                        -------------------------   DIVIDENDS      VOLUME
QUARTER ENDED               HIGH          LOW        DECLARED      TRADED
------------------------------------------------------------------------------
March 31, 2000             $26.25       $19.83        $0.127      2,140,420
June 30, 2000               26.31        22.39         0.127      1,518,738
September 30, 2000          26.14        21.25         0.127      2,181,650
December 31, 2000           35.25        23.92         0.150      1,705,501
March 31, 2001              37.73        27.94         0.150      2,223,671
June 30, 2001               41.10        30.83         0.150      3,009,173
September 30, 2001          40.28        32.36         0.150      2,537,820
December 31, 2001           37.98        32.70         0.150      2,282,412
==============================================================================

     On December 31, 2001, there were 815 holders of record of the Company's Class A Common Stock.

     During the two years ended December 31, 2001, an aggregate of 57,900 shares purchased by the Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) are included in the foregoing table.

     The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company's Board of Directors. There can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. The Company's principal source of the funds to pay dividends on the Common Stock is dividends from Texas State Bank. The payment of dividends by the Bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 2001, an aggregate of $46.1 million was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company and its subsidiaries for, and as of, each of the years in the five-year period ended December 31, 2001. This selected financial data has been derived from the consolidated financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

                                                              AT/FOR YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------
SELECTED FINANCIAL DATA                        2001          2000          1999          1998          1997
-----------------------------------------------------------------------------------------------------------------
                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data
  Interest Income                          $   183,302   $   181,537   $   143,841   $   125,649   $   112,745
  Interest Expense                              83,776        86,513        62,221        58,384        50,618
-----------------------------------------------------------------------------------------------------------------
    Net Interest Income                         99,526        95,024        81,620        67,265        62,127
-----------------------------------------------------------------------------------------------------------------
  Provision for Loan Losses                      8,667         8,927         5,432         9,729         2,947
  Noninterest Income                            29,213        21,574        17,399        17,663        12,972
  Noninterest Expense                           59,344        53,544        45,888        41,102        37,170
-----------------------------------------------------------------------------------------------------------------
   Income Before Income Tax Expense             60,728        54,127        47,699        34,097        34,982
  Income Tax Expense                            21,306        18,825        16,849        11,623        11,860
-----------------------------------------------------------------------------------------------------------------
  Net Income                               $    39,422   $    35,302   $    30,850   $    22,474   $    23,122
=================================================================================================================
Per Common Share Data
  Basic Earnings Per Share (2)             $      2.44   $      2.20   $      1.95   $      1.42   $      1.46
  Diluted Earnings Per Share (2)                  2.43          2.19          1.92          1.40          1.44
  Book Value at End of Period (2)                16.34         14.15         11.78         11.19         10.19
  Cash Dividends Declared (2)                    0.600         0.532         0.468         0.427         0.367
  Dividend Payout Ratio                          24.69%        24.19%        24.64%        30.52%        25.32%
Weighted Average Shares Outstanding (2)
  Basic                                         16,139        16,050        15,851        15,842        15,807
  Diluted                                       16,254        16,148        16,087        16,092        16,062
Shares Outstanding at End of Period (2)         16,236        16,091        15,977        15,845        15,836
=================================================================================================================
Balance Sheet Data
  Total Assets                             $ 2,590,812   $ 2,426,097   $ 2,120,690   $ 1,762,332   $ 1,538,769
  Loans                                      1,710,001     1,587,827     1,374,759     1,089,505       951,316
  Securities                                   655,635       621,945       533,948       470,267       416,921
  Interest-Earning Assets                    2,366,227     2,216,877     1,913,784     1,592,325     1,387,322
  Deposits                                   2,235,877     2,109,748     1,885,346     1,562,942     1,362,783
  Shareholders' Equity                         265,259       227,704       188,188       177,274       161,358
=================================================================================================================
Average Balance Sheet Data
  Total Assets                             $ 2,489,149   $ 2,257,193   $ 1,896,880   $ 1,654,135   $ 1,439,956
  Loans                                      1,627,901     1,482,628     1,209,609     1,023,527       875,839
  Securities                                   636,257       560,116       488,506       432,767       386,221
  Interest-Earning Assets                    2,281,508     2,052,573     1,720,083     1,491,211     1,301,959
  Deposits                                   2,166,106     1,999,028     1,684,730     1,462,215     1,274,442
  Shareholders' Equity                         250,231       202,498       183,390       171,427       152,635
=================================================================================================================
Performance Ratios
  Return on Average Assets                        1.58%         1.56%         1.63%         1.36%         1.61%
  Return on Average Equity                       15.75         17.43         16.82         13.11         15.15
  Net Interest Margin(1)                          4.44          4.71          4.84          4.61          4.89
  Efficiency Ratio                               45.14         44.71         45.29         48.86         48.82
=================================================================================================================
Asset Quality Ratios
  Nonperforming Assets to Total Loans and
    Repossessed Assets                            1.27%         1.08%         1.04%         1.44%         1.22%
  Net Loan Charge-Offs to Average Total
    Loans                                         0.43          0.42          0.29          0.79          0.28
  Allowance for Loan Losses to Total Loans        1.23          1.23          1.22          1.21          1.19
  Allowance for Loans Losses to
    Nonperforming Loans                         149.99        155.90        200.35        127.10        135.14
=================================================================================================================
Capital Ratios
  Total Risk-Based Capital Ratio                 13.54%        12.35%        11.94%        14.04%        14.73%
  Tier 1 Risk-Based Capital Ratio                12.39         11.20         10.79         12.90         13.60
  Leverage Capital Ratio                          9.05          8.14          7.58          8.84          9.21
  Equity to Assets Ratio                         10.24          9.39          8.87         10.06         10.49
=================================================================================================================

(1) Taxable-equivalent basis assuming a 35% federal income tax rate.

(2) Restated to retroactively give effect for the 10% stock dividend declared by the Company during fourth quarter 2000 and distributed during first quarter 2001.

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

     The Company accounted for its acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. under the pooling-of-interests method of accounting, and as such, the enclosed financial information has been restated for all periods presented to include the results of operations and financial position of these acquired entities. Acquisition Charges of $728,000 or $0.03 per diluted common share, net of federal income tax, reduced net income for the year ended December 31, 1998. These expenses, primarily professional fees and computer conversion costs, related to business combinations accounted for by the pooling-of-interests method. The Company accounted for its acquisition of Raymondville Bancorp, Inc. under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998.

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

     On February 22, 2002, the Company completed the acquisition of Riverway Holdings, Inc. and its subsidiary, Riverway Bank located at Five Riverway Drive, Houston, Texas. The shareholders of Riverway Holdings, Inc. ("Riverway") received 1,276,226 shares of Texas Regional common stock in exchange for their shares of Riverway common stock, of which 1,176,226 shares were distributed directly to the shareholders immediately following closing and 100,000 shares was held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies. As of December 31, 2001, Riverway had total assets of approximately $693.0 million, loans of $451.0 million, deposits of $511.0 million and equity of $31.9 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations will be included in the consolidated financial statements subsequent to the date of acquisition.

OVERVIEW

     Total assets at December 31, 2001, 2000 and 1999 were $2.6 billion, $2.4 billion and $2.1 billion, respectively. Total deposits at December 31, 2001, 2000 and 1999 were $2.2 billion, $2.1 billion, and $1.9 billion, respectively, with deposit growth in each period resulting from internal growth and acquisitions. Loans were $1.7 billion at December 31, 2001, an increase of $122.2 million or 7.7% from $1.6 billion at the end of 2000. Loans were $1.4 billion at year end 1999. Shareholders' equity was $265.3 million, $227.7 million, and $188.2 million at December 31, 2001, 2000 and 1999, respectively.

     Net income was $39.4 million, $35.3 million and $30.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, and diluted earnings per share were $2.43, $2.19, and $1.92 for these same periods. Earnings growth from 2000 to 2001 resulted principally from loan growth and increased service charge income. The Company posted returns on average assets of 1.58%, 1.56% and 1.63% and returns on average equity of 15.75%, 17.43% and 16.82% for the years ended 2001, 2000 and 1999, respectively. The Company's efficiency ratio was 45.14% in 2001, 44.71% in 2000 and 45.29% in 1999. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

ANALYSIS OF FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

     The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $95.7 million at December 31, 2001. Comparatively, the Company had $80.7 million in cash and cash equivalents at December 31, 2000, an increase of $15.0 million or 18.6%.

SECURITIES

     Securities consist of U.S. Treasury, federal agency, mortgage-backed and state, county and municipal securities. The Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as held to maturity and measured at amortized cost in the consolidated balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the consolidated balance sheet with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), net of applicable income taxes, until realized.

     At December 31, 2001 and December 31, 2000, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

     The following table displays the carrying amount (fair value) of securities available for sale:

                                                         DECEMBER 31,
                                          -------------------------------------------
SECURITIES AVAILABLE FOR SALE                  2001          2000          1999
-------------------------------------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury                                $    403      $    400      $  3,004
U.S. Government Agency                        419,673       445,598       344,601
Mortgage-Backed                               165,614       119,878       127,631
States and Political Subdivisions              59,800        45,390        46,370
Other                                           9,231         9,036         4,332
-------------------------------------------------------------------------------------
  Total                                      $654,721      $620,302      $525,938
=====================================================================================

     The following table presents the maturities, amortized cost, estimated market value and weighted average yields of securities available for sale at December 31, 2001. Mortgage backed securities were allocated based on weighted average life.

                                                      AMORTIZED COST MATURING
                                          -----------------------------------------------
                                                       AFTER ONE  AFTER FIVE                             ESTIMATED
                                           ONE YEAR     THROUGH     THROUGH      AFTER       AMORTIZED    MARKET
SECURITIES AVAILABLE FOR SALE               OR LESS   FIVE YEARS   TEN YEARS   TEN YEARS       COST        VALUE
--------------------------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
U.S. Treasury                               $   401    $      -    $      -     $     -      $    401    $    403
U.S. Government Agency                        5,000     320,765      89,522           -       415,287     419,673
Mortgage-Backed                              28,125     134,025         779       2,555       165,484     165,614
States and Political Subdivisions             1,598      11,778      31,791      15,065        60,232      59,800
Other                                            25         275         125       8,806         9,231       9,231
--------------------------------------------------------------------------------------------------------------------
  Total                                     $35,149    $466,843    $122,217     $26,426      $650,635    $654,721
====================================================================================================================
Weighted Average Yields
(Taxable-Equivalent Basis)
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                  4.49%          -%          -%          -%         4.49%
U.S. Government Agency                         6.10        5.27        5.71           -          5.37
Mortgage-Backed                                5.07        5.48        6.27        5.78          5.42
States and Political Subdivisions              6.91        6.40        6.28        6.66          6.41
Other                                          7.50        6.95        6.65        4.46          4.57
--------------------------------------------------------------------------------------------------------------------
  Total                                        5.30%       5.36%       5.86%       5.84%         5.47%
====================================================================================================================

     Net unrealized holding gains (losses), net of related tax effect, of $2.6 million and ($2.2 million) at December 31, 2001 and December 31, 2000, respectively, on securities available for sale are reported as a separate component of shareholders' equity as accumulated other comprehensive income
(loss).

     The following table displays the carrying amount (amortized cost) of securities held to maturity:

                                                         DECEMBER 31,
                                          -------------------------------------------
SECURITIES HELD TO MATURITY                    2001          2000          1999
-------------------------------------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury                                  $  -        $    -        $5,001
States and Political Subdivisions               914         1,643         3,009
-------------------------------------------------------------------------------------
  Total                                        $914        $1,643        $8,010
=====================================================================================

     The following table presents the maturities, amortized cost, estimated market value and weighted average yields of securities held to maturity at December 31, 2001:

                                                      AMORTIZED COST MATURING
                                          -----------------------------------------------
                                                       AFTER ONE   AFTER FIVE                            ESTIMATED
                                           ONE YEAR     THROUGH     THROUGH      AFTER       AMORTIZED    MARKET
SECURITIES HELD TO MATURITY                 OR LESS   FIVE YEARS   TEN YEARS   TEN YEARS       COST        VALUE
--------------------------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
States and Political Subdivisions            $ 220       $ 694         $ -         $ -         $ 914       $ 950
--------------------------------------------------------------------------------------------------------------------
  Total                                      $ 220       $ 694         $ -         $ -         $ 914       $ 950
====================================================================================================================
Weighted Average Yields
(Taxable-Equivalent Basis)
--------------------------------------------------------------------------------------------------------------------
States and Political Subdivisions             8.07%       9.25%          -%          -%         8.97%
--------------------------------------------------------------------------------------------------------------------
  Total                                       8.07%       9.25%          -%          -%         8.97%
====================================================================================================================

     All investments in states and political subdivisions are investments in entities within the State of Texas. No single issuer accounted for as much as 10.0% of total shareholders' equity at December 31, 2001. Of the obligations of states and political subdivisions held by the Company at December 31, 2001, 79.8% were rated A or better by Moody's Investor Services, Inc. and 41.5% of the non-rated issues or $4.6 million are local issues purchased in private placement transactions.

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

     The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at December 31, 2001 of $5.3 million represented 0.3% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

     Total loans of $1.7 billion for the year ended December 31, 2001 increased $122.2 million or 7.7% compared to the year ended December 31, 2000 levels of $1.6 billion. Loans increased $213.1 million or 15.5% for the year ended December 31, 2000 compared to levels of $1.4 billion at December 31, 1999. The increase in total loans for the year ended December 31, 2001 is primarily attributable to an increased volume of business conducted by the Company. The increase in total loans for the year ended December 31, 2001 reflects growth in all loan categories except Agricultural, 1-4 Family Mortgage and Consumer and is representative in part to the vitality of the Rio Grande Valley economy.

     The following table presents the composition of the loan portfolio at the end of each of the last five years:

                                                                       DECEMBER 31,
                                          --------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION                     2001          2000          1999           1998           1997
--------------------------------------------------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Commercial                                  $  540,812    $  481,277    $  391,855    $  311,966      $249,819
Commercial Tax-Exempt                           13,832        13,213        22,160        22,155        29,024
--------------------------------------------------------------------------------------------------------------
  Total Commercial Loans                       554,644       494,490       414,015       334,121       278,843
--------------------------------------------------------------------------------------------------------------
Agricultural                                    57,995        71,482        59,437        52,302        51,346
--------------------------------------------------------------------------------------------------------------
Real Estate
  Construction                                 151,935       143,023       101,376        66,018        69,477
  Commercial Mortgage                          621,699       536,856       456,507       354,134       304,215
  Agricultural Mortgage                         49,888        43,725        38,256        34,440        31,949
  1-4 Family Mortgage                          162,413       173,860       160,786       128,945       122,043
--------------------------------------------------------------------------------------------------------------
    Total Real Estate                          985,935       897,464       756,925       583,537       527,684
--------------------------------------------------------------------------------------------------------------
Consumer                                       111,427       124,391       144,382       119,545        93,443
--------------------------------------------------------------------------------------------------------------
  Total Loans                               $1,710,001    $1,587,827    $1,374,759    $1,089,505      $951,316
==============================================================================================================

     The contractual maturity schedule of the loan portfolio at December 31, 2001 follows:

                                                ONE       AFTER ONE YEAR       AFTER
                                               YEAR           THROUGH          FIVE
LOAN MATURITIES                               OR LESS       FIVE YEARS         YEARS           TOTAL
-----------------------------------------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
Commercial                                   $315,139        $171,881        $ 53,792      $  540,812
Commercial Tax-Exempt                           3,542           4,030           6,260          13,832
-----------------------------------------------------------------------------------------------------
  Total Commercial Loans                      318,681         175,911          60,052         554,644
-----------------------------------------------------------------------------------------------------
Agricultural                                   47,594           8,440           1,961          57,995
-----------------------------------------------------------------------------------------------------
Real Estate
  Construction                                109,212          41,865             858         151,935
  Commercial Mortgage                          99,934         427,782          93,983         621,699
  Agricultural Mortgage                         7,382          37,251           5,255          49,888
  1-4 Family Mortgage                          25,800         112,066          24,547         162,413
-----------------------------------------------------------------------------------------------------
    Total Real Estate                         242,328         618,964         124,643         985,935
-----------------------------------------------------------------------------------------------------
Consumer                                       42,199          68,408             820         111,427
-----------------------------------------------------------------------------------------------------
  Total Loans                                $650,802        $871,723        $187,476      $1,710,001
-----------------------------------------------------------------------------------------------------
Variable-Rate Loans                          $322,635        $365,210        $140,756      $  828,601
Fixed-Rate Loans                              328,167         506,513          46,720         881,400
-----------------------------------------------------------------------------------------------------
  Total Loans                                $650,802        $871,723        $187,476      $1,710,001
=====================================================================================================

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

     Nonperforming assets consist of loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement. These include loans on nonaccrual status or that have been restructured, and other assets, primarily real estate, acquired in partial or full satisfaction of loan obligations. The Company's policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income unless the collateral provides more than adequate margin to ensure collection of that interest. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower's financial condition. The Company's classification of nonperforming loans includes those loans for which management believes collection is doubtful. Management is not aware of any specific borrower relationships that are not reported as nonperforming where management has doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

     Nonperforming assets of $21.8 million at December 31, 2001 increased $4.6 million, 26.8% compared to December 31, 2000 levels of $17.2 million. During 2000, nonperforming assets increased $2.9 million or 20.4% compared with December 31, 1999 levels of $14.3 million.

     Nonperforming loans of $14.0 million at December 31, 2001 increased $1.6 million or 12.4% compared to $12.5 million at December 31, 2000. Nonaccrual loans of $14.0 million at December 31, 2001 increased $5.0 million or 56.0% compared with December 31, 2000 levels of $9.0 million. The increase in nonaccrual loans at December 31, 2001 compared to December 31, 2000 resulted primarily from the addition of $8.2 million in loans previously on accrual status and the addition of $2.8 million previously in restructured loans. Two loan relationships totaling $5.5 million accounted for the majority of the amount transferred from accrual status. This was partially offset by $2.6 million of loans on nonaccrual status at December 31, 2000 transferred to foreclosed assets, $2.1 million in payment reductions and $1.0 million in nonaccrual loans charged off. Nonaccrual loans at December 31, 2000 increased $658,000 or 7.9% compared with December 31, 1999 levels of $8.3 million. Cross-border nonaccrual loans at December 31, 2001 of $1.7 million decreased by $2.3 million or 58.3% compared to $4.0 million at December 31, 2000. The decrease in cross-border nonaccrual loans was primarily attributable to the foreclosure of a $1.7 million cross-border credit. Nonperforming loans at December 31, 2000 increased $4.1 million or 49.6% compared with December 31, 1999 levels of $8.3 million.

     Restructured loans decreased from $3.5 million at December 31, 2000 to $0 at December 31, 2001. The decrease resulted primarily from the transfer of $2.8 million to nonaccrual status and $825,000 charged off during 2001. Restructured loans increased to $3.5 million at December 31, 2000 from $0 at December 31, 1999 resulting from the addition of certain commercial loans during second quarter 2000 when the Company reduced interest rates on these loans to the national prime rate.

     Foreclosed and other assets increased by $3.1 million or 64.7% to $7.8 million at December 31, 2001 compared to $4.7 million at December 31, 2000. The increase in foreclosed assets during 2001 was primarily attributable to the foreclosure of the property securing the $1.7 million cross-border credit. The property was sold in December 2001 but the sale terms did not meet sales recognition criteria for financial accounting purposes. See "Noninterest Expense" below.

     Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at December 31, 2001, 2000 and 1999 that are not classified as nonaccrual totaled $12.2 million, $4.0 million and $2.7 million, respectively. The increase in accruing loans past due 90 days or more at December 31, 2001 as compared to the year ended December 31, 2000 is partly attributable to the addition of four credits totaling $8.3 million. The ratio of Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a percent of Total Loans and Foreclosed Assets at December 31, 2001 increased to 1.98% from 1.33% at December 31, 2000 primarily as a result of the increase in loans 90 days and still accruing and nonaccrual loans.

     An analysis of the components of nonperforming assets for each of the last five years follows:

                                                                             DECEMBER 31,
                                                         ----------------------------------------------------
NONPERFORMING ASSETS                                        2001       2000      1999       1998       1997
-------------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Nonaccrual Loans                                          $14,034    $ 8,999   $ 8,341    $10,414    $ 8,355
Restructured Loans                                              -      3,482         -          -          -
-------------------------------------------------------------------------------------------------------------
  Nonperforming Loans                                      14,034     12,481     8,341     10,414      8,355
Foreclosed and Other Assets                                 7,796      4,733     5,958      5,368      3,331
-------------------------------------------------------------------------------------------------------------
  Total Nonperforming Assets                               21,830     17,214    14,299     15,782     11,686
Accruing Loans 90 Days or More Past Due                    12,164      4,022     2,697      3,099      3,287
-------------------------------------------------------------------------------------------------------------
  Total Nonperforming Assets and Accruing Loans 90 Days
    or More Past Due                                      $33,994    $21,236   $16,996    $18,881    $14,973
=============================================================================================================
Nonperforming Loans as a % of Total Loans                    0.82%      0.79%     0.61%      0.96%      0.88%
Nonperforming Assets as a % of Total Loans and
  Foreclosed Assets                                          1.27       1.08      1.04       1.44       1.22
Nonperforming Assets as a % of Total Assets                  0.84       0.71      0.67       0.90       0.76
Nonperforming Assets Plus Accruing Loans 90 Days or More
  Past Due as a % of Total Loans and Foreclosed Assets       1.98       1.33      1.23       1.72       1.57
=============================================================================================================

     Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 2001, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES - CRITICAL ACCOUNTING POLICY

     Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. A specific percentage is allocated to total loans in good standing and not specifically reserved while additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged-off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank's allowance for loan losses on a quarterly basis. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio. While management uses available information to recognize losses on loans, there can be no assurance that future additions to the allowance will not be necessary.

     The allowance for loan losses at December 31, 2001 totaled $21.1 million, representing a net increase of $1.6 million or 8.2% compared to $19.5 million at December 31, 2000. The increase in the allowance is primarily due to an increase in the loan portfolio by 7.7% in 2001 compared to 2000. Management believes that the allowance for loan losses at December 31, 2001 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     The following table summarizes the activity in the allowance for loan losses:

                                                                     YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSS ACTIVITY                  2001           2000          1999          1998          1997
----------------------------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Balance at Beginning of Period                 $19,458        $16,711       $13,236       $11,291       $10,806
Balance from Acquisitions                            -              -         1,576           308             -
Provision for Loan Losses                        8,667          8,927         5,432         9,729         2,947
Charge-Offs
  Commercial                                     5,105          4,722         2,279         1,600         1,778
  Agricultural                                     341             48           106         5,453           477
  Real Estate                                      122            247           192           875            59
  Consumer                                       1,979          1,992         1,561         1,230           907
---------------------------------------------------------------------------------------------------------------
    Total Charge-Offs                            7,547          7,009         4,138         9,158         3,221
---------------------------------------------------------------------------------------------------------------
Recoveries
  Commercial                                       112             84           268           370           136
  Agricultural                                       4            441             5            72            48
  Real Estate                                        4             10            48           376           350
  Consumer                                         352            294           284           248           225
---------------------------------------------------------------------------------------------------------------
    Total Recoveries                               472            829           605         1,066           759
---------------------------------------------------------------------------------------------------------------
Net Charge-Offs                                  7,075          6,180         3,533         8,092         2,462
---------------------------------------------------------------------------------------------------------------
Balance at End of Period                       $21,050        $19,458       $16,711       $13,236       $11,291
================================================================================================================
Ratio of Allowance for Loan Losses to
  Loans Outstanding, Net of Unearned Discount     1.23%          1.23%         1.22%         1.21%         1.19%
Ratio of Allowance for Loan Losses to
  Nonperforming Loans                           149.99         155.90        200.35        127.10        135.14
Ratio of Net Charge-Offs to Average Total
  Loans Outstanding, Net of Unearned Discount     0.43           0.42          0.29          0.79          0.28
================================================================================================================

     The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the end of each of the last five years follows:

                                                      YEARS ENDED DECEMBER 31,
                ---------------------------------------------------------------------------------------------------
                       2001                 2000                1999                 1998                1997
                -------------------- ------------------- -------------------  ------------------- -----------------
ALLOCATION                 LOANS AS            LOANS AS            LOANS AS             LOANS AS           LOANS AS
OF THE                     PERCENT             PERCENT             PERCENT              PERCENT            PERCENT
ALLOWANCE FOR              OF TOTAL            OF TOTAL            OF TOTAL             OF TOTAL           OF TOTAL
LOAN LOSSES       AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS      AMOUNT    LOANS     AMOUNT   LOANS
-------------------------------------------------------------------------------------------------------------------
                                                      (DOLLARS IN THOUSANDS)
Commercial       $ 8,797    32.4%    $ 6,377    31.1%   $ 6,493     30.1%    $ 4,301     30.7%   $  2,672     29.3%
Agricultural         462     3.4       1,036     4.5        648      4.3         589      4.8       1,427      5.4
Real Estate        9,851    57.7       8,444    56.5      7,238     55.1       5,247     53.5       5,627     55.5
Consumer             617     6.5         730     7.9        950     10.5         738     11.0         527      9.8
Unallocated        1,323       -       2,871       -      1,382        -       2,361        -       1,038        -
-------------------------------------------------------------------------------------------------------------------
  Total          $21,050   100.0%    $19,458   100.0%   $16,711    100.0%    $13,236    100.0%   $ 11,291    100.0%
===================================================================================================================

PREMISES AND EQUIPMENT, NET

     Premises and equipment of $75.6 million at December 31, 2001 was comparable to the December 31, 2000 balance of $76.5 million, decreasing by $880,000 or 1.2%. Premises and equipment increased $873,000 or 1.2% for December 31, 2000 compared to $75.6 million at December 31, 1999.

GOODWILL AND IDENTIFIABLE INTANGIBLES

     Intangibles of $36.0 million at December 31, 2001 decreased $4.4 million or 10.9% compared to $40.4 million at December 31, 2000 and decreased $4.4 million or 9.8% compared to $44.8 million at December 31, 1999. The decrease in both years is due to amortization of existing intangibles.

DEPOSITS

     Total deposits of $2.2 billion at December 31, 2001 increased $126.1 million or 6.0% compared to December 31, 2000 levels of $2.1 billion, which increased $224.4 million or 11.9% compared to December 31, 1999 levels of $1.9 billion. The increase in total deposits for 2000 and 2001 is attributable in part to the vitality of the Rio Grande Valley economy. Total non-interest bearing deposits of $330.9 million for the year ended December 31, 2001 represented an increase of $29.6 million or 9.8% compared to the year ended December 31, 2000 and increased $15.4 million or 5.4% compared to the year ended December 31, 1999. Total public funds deposits (consisting of Public Funds Demand Deposits, Savings, Money Market Checking and Savings and Time Deposits) of $448.0 million for the year ended December 31, 2001 increased $14.4 million or 3.3% compared to $433.6 million for the year ended December 31, 2000. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public funds deposits.

          The following table presents the composition of total deposits at the end of the last three years:

                                                      DECEMBER 31,
                                       -----------------------------------------
DEPOSIT COMPOSITION                        2001           2000          1999
--------------------------------------------------------------------------------
                                                  (DOLLARS IN THOUSANDS)
Demand Deposits
  Commercial and Individual             $  326,733     $  294,046    $  277,729
  Public Funds                               4,131          7,240         8,137
--------------------------------------------------------------------------------
    Total Demand Deposits                  330,864        301,286       285,866
--------------------------------------------------------------------------------
Interest-Bearing Deposits
  Savings
    Commercial and Individual              117,732        110,947       118,512
    Public Funds                               310            365           246
  Money Market Checking and Savings
    Commercial and Individual              436,846        370,645       298,667
    Public Funds                           124,241        100,977        78,791
  Time Deposits
    Commercial and Individual              906,535        900,478       800,935
    Public Funds                           319,349        325,050       302,329
--------------------------------------------------------------------------------
    Total Interest-Bearing Deposits      1,905,013      1,808,462     1,599,480
--------------------------------------------------------------------------------
      Total Deposits                    $2,235,877     $2,109,748    $1,885,346
================================================================================
Weighted Average Rate on
  Interest-Bearing Deposits                   3.13%          5.29%         4.41%
================================================================================

     Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2001 (dollars in thousands):

MATURITIES OF TIME DEPOSITS
  OF $100,000 OR MORE
-------------------------------------------------------------------------
Three Months or Less                                            $386,547
After Three through Six Months                                   153,776
After Six through Twelve Months                                  184,100
After Twelve Months                                               60,866
-------------------------------------------------------------------------
  Total                                                         $785,289
=========================================================================
Weighted Average Rate on Time Deposits of $100,000 or More          4.09%
=========================================================================

     Mexico is a part of the trade territory of the Company and foreign deposits from Mexican sources have traditionally been a source of funding. The increase in foreign deposits by 6.8% is comparable to 6.0% growth in total deposits.

          The following table presents foreign deposits, primarily from Mexican sources:

                                                                     DECEMBER 31,
                                                             --------------------------
FOREIGN DEPOSITS                                                  2001          2000
---------------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Demand Deposits                                                 $ 12,694      $ 13,028
---------------------------------------------------------------------------------------
Interest-Bearing Deposits
  Savings                                                         19,260        20,009
  Money Market Checking and Savings                               43,976        35,465
  Time Deposits Under $100,000                                    75,692        79,737
  Time Deposits of $100,000 or more                              192,209       173,652
---------------------------------------------------------------------------------------
    Total Interest-Bearing Deposits                              331,137       308,863
---------------------------------------------------------------------------------------
    Total Foreign Deposits                                      $343,831      $321,891
=======================================================================================
Percent of Total Deposits                                          15.38%        15.26%
=======================================================================================
Weighted Average Rate on Foreign Deposits                           3.11%         5.19%
=======================================================================================

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

     Shareholders' equity increased by $37.6 million or 16.5% during the year ended December 31, 2001 primarily due to comprehensive income of $44.2 million less cash dividends of $9.7 million. Comprehensive income for the period included net income of $39.4 million and unrealized gain on securities available for sale, net of tax, of $4.7 million.

     Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital:

                                                   DECEMBER 31, 2001        DECEMBER 31, 2000
                                                -----------------------------------------------
RISK-BASED CAPITAL                                 AMOUNT       RATIO       AMOUNT       RATIO
-----------------------------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
Total Shareholders' Equity before unrealized
  gains or losses on Securities Available for     $262,675                $ 229,866
  Sale
Less Goodwill and Other Deductions                 (35,998)                 (40,397)
-----------------------------------------------------------------------------------------------
Total Tier I Capital                               226,677                  189,469
Total Tier II Capital                               21,050                   19,458
-----------------------------------------------------------------------------------------------
  Total Qualifying Capital                        $247,727                $ 208,927
-----------------------------------------------------------------------------------------------
Total Risk-Based Capital                          $247,727      13.54%    $ 208,927      12.35%
Total Risk-Based Capital Minimum                   146,401       8.00       135,379       8.00
-----------------------------------------------------------------------------------------------
Tier I Risk-Based Capital                          226,677      12.39       189,469      11.20
Tier I Risk-Based Capital Minimum                   73,200       4.00        67,689       4.00
-----------------------------------------------------------------------------------------------
Tier I Leverage Capital                            226,677       9.05       189,469       8.14
Tier I Leverage Capital Minimum                    100,161       4.00        93,115       4.00
===============================================================================================

     At December 31, 2001, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

ANALYSIS OF RESULTS OF OPERATIONS

NET INCOME

     Net income available for common shareholders was $39.4 million in 2001, compared to $35.3 million in 2000 and $30.9 million in 1999. The increase in net income in 2001 from 2000 by $4.1 million or 11.7% was primarily due to an increase in interest-earning assets and service charge income. Earnings per diluted common share were $2.43, $2.19 and $1.92 for the years ended December 31, 2001, 2000, and 1999, respectively. Return on assets averaged 1.58%, 1.56% and 1.63%, respectively, while return on shareholders' equity averaged 15.75%, 17.43%, and 16.82%, respectively, for the years ended December 31, 2001, 2000, and 1999, respectively.

NET INTEREST INCOME

     The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2001, 2000, and 1999 (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------------------
                                       2001                          2000                          1999
                           ----------------------------- ----------------------------- ---------------------------
                             AVERAGE             YIELD/   AVERAGE              YIELD/   AVERAGE             YIELD/
TAXABLE-EQUIVALENT BASIS(1)  BALANCE   INTEREST   RATE    BALANCE    INTEREST   RATE    BALANCE   INTEREST   RATE
------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
 Loans
  Commercial               $  581,152  $ 48,657  8.37%  $  507,103   $ 49,400   9.74% $  427,828  $ 38,560   9.01%
  Real Estate                 929,310    84,656  9.11      841,084     82,831   9.85     650,168    61,578   9.47
  Consumer                    117,439    13,173 11.22      134,441     14,407  10.72     131,613    13,745  10.44
------------------------------------------------------------------------------------------------------------------
   Total Loans              1,627,901   146,486  9.00    1,482,628    146,638   9.89   1,209,609   113,883   9.41
------------------------------------------------------------------------------------------------------------------
 Securities
  Taxable                     585,266    34,369  5.87      511,414     32,432   6.34     444,021    27,244   6.14
  Tax-Exempt                   50,991     3,582  7.02       48,702      3,587   7.37      44,485     3,170   7.13
------------------------------------------------------------------------------------------------------------------
   Total Securities           636,257    37,951  5.96      560,116     36,019   6.43     488,506    30,414   6.23
------------------------------------------------------------------------------------------------------------------
 Interest-Bearing and
   Time Deposits                1,622        85  5.24        3,920        238   6.07       1,621       114   7.03
 Federal Funds Sold            15,728       539  3.43        5,909        367   6.21      20,347     1,000   4.91
------------------------------------------------------------------------------------------------------------------
  Total Interest-Earning
   Assets                   2,281,508  $185,061  8.11%   2,052,573   $183,262   8.93%  1,720,083  $145,411   8.45%
------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks        74,054                       64,354                        57,653
Premises and Equipment,        75,669                       76,613                        71,001
  Net
Other Assets                   78,469                       82,291                        63,071
Allowance for Loan Losses     (20,551)                     (18,638)                      (14,928)
------------------------------------------------------------------------------------------------------------------
  Total Assets             $2,489,149                   $2,257,193                    $1,896,880
==================================================================================================================
Liabilities
Interest-Bearing Liabilities
 Savings                   $  114,498  $  2,089  1.82%  $  118,887   $  2,624   2.21% $  112,948  $  2,517   2.23%
 Money Market Checking
  and Savings                 514,456    14,202  2.76      413,863     14,051   3.40     316,929     9,018   2.85
 Time Deposits              1,231,729    65,001  5.28    1,175,406     67,455   5.74   1,001,399    49,960   4.99
------------------------------------------------------------------------------------------------------------------
  Total Savings and
   Time Deposits            1,860,683    81,292  4.37    1,708,156     84,130   4.93   1,431,276    61,495   4.30
------------------------------------------------------------------------------------------------------------------
  Other Borrowed Money         50,972     2,484  4.87       40,369      2,383   5.90      15,377       726   4.72
------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing
   Liabilities              1,911,655  $ 83,776  4.38%   1,748,525   $ 86,513   4.95%  1,446,653  $ 62,221   4.30%
------------------------------------------------------------------------------------------------------------------
Demand Deposits               305,423                      290,872                       253,454
Other Liabilities              21,840                       15,298                        13,383
------------------------------------------------------------------------------------------------------------------
 Total Liabilities          2,238,918                    2,054,695                     1,713,490
------------------------------------------------------------------------------------------------------------------
Shareholders' Equity          250,231                      202,498                       183,390
------------------------------------------------------------------------------------------------------------------
 Total Liabilities and
  Shareholders' Equity     $2,489,149                   $2,257,193                    $1,896,880
------------------------------------------------------------------------------------------------------------------
Net Interest Income                    $101,285                      $ 96,749                     $ 83,190
------------------------------------------------------------------------------------------------------------------
Net Yield on Total
 Interest- Earning Assets                        4.44%                          4.71%                        4.84%
==================================================================================================================

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate).

     Net interest income, reported on a tax equivalent basis, increased $4.5 million or 4.7% to $101.3 million in 2001, compared to $96.7 million in 2000. The increase in net interest income was largely due to growth of 11.2% in average interest-earning assets, which rose to $2.3 billion in 2001 compared to $2.1 billion in 2000. However, the increase was partially offset by lower yields on interest-earning assets resulting from decreases in market rates. Loan yield for 2001 decreased as a result of a decrease in the average prime rate from 9.24% in 2000 to 6.91% in 2001. In addition, the decrease in securities yield in 2001 compared to 2000 resulted from higher yielding securities maturing and the reinvesting of the proceeds into lower yielding securities. The decrease in the rate paid on interest-bearing liabilities during 2001 was primarily attributable to the general decrease in average short-term interest rates and increased competition from local financial institutions. The net interest margin decreased to 4.44% in 2001, compared to 4.71% in 2000.

     Tax-equivalent net interest income was $96.7 million for 2000, an increase of $13.6 million or 16.3% compared to 1999. The increase in net interest income was largely due to growth of 19.3% in average interest-earning assets, which rose to $2.1 billion in 2000 compared to $1.7 billion in 1999. Furthermore, the increase was facilitated by higher yields on interest-earning assets. Loan yield for 2000 increased as a result of an increase in the average prime rate from 7.99% in 1999 to 9.24% in 2000. In addition, the decrease in securities yield in 2000 compared to 1999 resulted from lower yielding securities maturing and the reinvesting of the proceeds into higher yielding securities. The increase in the rate paid on interest-bearing liabilities during 2000 was primarily attributable to general increase in average short-term interest rates and increased competition from local financial institutions. The net interest margin for 2000 was 4.71% compared to 4.84% in 1999.

     The net interest income and the yield on earning assets were reduced by interest foregone on impaired loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have approximated $2.6 million, $1.3 million and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of interest income on impaired loans included in net income for cash payments received was $241,000 in 2001, $490,000 in 2000 and $156,000 in 1999.

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

                                                              INCREASE (DECREASE)
                              -----------------------------------------------------------------------------------
                                       YEAR ENDED DECEMBER 31,                    YEAR ENDED DECEMBER 31,
                                        2001 COMPARED TO 2000                      2000 COMPARED TO 1999
                              ------------------------------------------- --------------------------------------
                                           DUE TO CHANGE IN                            DUE TO CHANGE IN
                                 NET     -------------------     RATE/      NET      -------------------   RATE/
TAXABLE-EQUIVALENT BASIS (1)    CHANGE     VOLUME      RATE     VOLUME     CHANGE     VOLUME      RATE    VOLUME
----------------------------------------------------------------------------------------------------------------
Interest Income
  Loans                        $ (152)   $14,368   $(13,224)  $(1,296)    $ 32,755   $25,705    $ 5,752  $1,298
  Securities
    Taxable                     1,937      4,684     (2,400)     (347)       5,188     4,135        914     139
    Tax-Exempt                     (5)       169       (166)       (8)         417       301        106      10
  Interest-Bearing and Time
    Deposits                     (153)      (139)       (33)       19          124       162        (16)    (22)
  Federal Funds Sold              172        609       (164)     (273)        (633)     (710)       264    (187)
----------------------------------------------------------------------------------------------------------------
    Total Interest Income       1,799     19,691    (15,987)   (1,905)      37,851    29,593      7,020   1,238
----------------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                     (2,838)     7,512     (9,502)     (848)      22,635    11,896      8,998   1,741
  Other Borrowed Money            101        626       (416)     (109)       1,657     1,180        182     295
----------------------------------------------------------------------------------------------------------------
    Total Interest Expense     (2,737)     8,138     (9,918)     (957)      24,292    13,076      9,180   2,036
----------------------------------------------------------------------------------------------------------------
Net Interest Income Before
  Allocation of Rate/Volume     4,536     11,553     (6,069)     (948)      13,559    16,517     (2,160)   (798)
Allocation of Rate/Volume           -       (620)      (328)      948            -      (196)      (602)    798
----------------------------------------------------------------------------------------------------------------
Changes in Net Interest
  Income                       $4,536    $10,933   $ (6,397)  $     -     $ 13,559   $16,321    $(2,762) $    -
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

PROVISION FOR LOAN LOSSES

     The Company recorded a provision for loan losses of $8.7 million for 2001, compared to $8.9 million for 2000 and $5.4 million for 1999. The provision for 2001 of $8.7 million is comparable to the $8.9 million recorded in 2000. Although the Company had increases in loans and nonperforming assets, the provision remained consistent with 2000 as a result of a decrease in excess charge-offs over specific reserves from $3.0 million in 2000 to $874,000 in 2001. The increase in the provision in 2000 was primarily attributable to charge-offs in excess of specific reserves by approximately $3.0 million for 2000. The majority or $2.0 million of the excess charge-offs over specific reserves related to excess charge-offs taken on the loans restructured during second quarter 2000. Net charge-offs totaled $7.1 million and $6.2 million for 2001 and 2000, respectively, and increased to 0.43% of average loans in 2001 compared to 0.42% of average loans in 2000. The increase in net charge-offs in 2001 by $900,000 is primarily attributable to a $410,000 recovery received in 2000 on an agricultural loan charged off in 1998. Net charge-offs were $3.5 million or 0.29% of average loans in 1999. The increase in net charge-offs in 2000 is primarily attributable to $2.6 million charged off on the restructured relationship.

     Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate based on estimated probable losses in the loan portfolio. Management bases its decision on many factors which include historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, and general economic conditions, particularly as they relate to the Company's lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the "Allowance for Loan Losses" section of this Report.

NONINTEREST INCOME

     Noninterest Income totaled $29.2 million for 2001 compared to $21.6 million for 2000 and $17.4 million for 1999. Excluding Net Realized Gains on Sales of Securities Available for Sale, Noninterest Income increased $6.2 million or 28.5% in 2001 compared to 2000 and $4.2 million or 23.9% in 2000 compared to 1999. The Noninterest Income growth in 2001 resulted primarily from the increased volume of business conducted by the Company and the introduction of new products.

     Total Service Charges were $20.5 million for 2001 compared to $14.8 million for 2000 and $12.1 million for 1999. The increase in Total Service Charges in 2001 by $5.7 million or 38.4% compared to 2000 is primarily due to an increase of $4.9 million in non-sufficient check and return item charges. The increase in non-sufficient check and return item charges was a result of deposit growth and the introduction of two new products in 2001. In June 2001, the Company launched its Free Checking program which allows credit worthy depositors a $400 overdraft privilege after satisfying certain conditions and its Overdraft Privilege program which allows credit worthy account holders, except Free Checking account holders, a $700 overdraft privilege. Although the account holders are still subject to non-sufficient check charges, they avoid additional charges from the retailer. The increase in Total Service Charges during 2000 by $2.7 million or 22.4% is attributable to a $1.6 million increase in non-sufficient check and return item charges. Furthermore, Total Service Charges increased in 2000 as a result of increased account transaction fees generated by deposit growth and a full year of charges assessed on deposits acquired through the Harlingen Bancshares, Inc. acquisition in October 1999.

     Trust Service Fees were $2.5 million for 2001 compared to $2.3 million for 2000 and $2.0 million for 1999. The increase in Trust Service Fees during 2001 by $193,000 or 8.4% is attributable to an increase in the average market value of trust accounts managed by 9.5%. The fair market value of assets managed was $441.0 million at December 31, 2001 compared to $384.6 million at December 31, 2000. In addition, the Trust Service Fees increased by $336,000 or 17.1% in 2000 compared to 1999 primarily due to an increase in the market value of trust accounts managed by 7.6%, as well as an increase in fees effective April 1, 2000. The fair market value of assets managed at December 31, 1999 was $357.6 million. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

     Net Realized Gains on Sales of Securities Available for Sale were $1.5 million for 2001 compared to $12,000 for 2000 and $1,000 for 1999. During 2001, the Company sold various securities that had unrealized gains and were likely to be called during the latter half of 2001 and the first half of 2002. During 2000 and 1999, market opportunities to realize bond profits were limited as bond prices generally fell.

     Data Processing Service Fees of $3.2 million for 2001 increased $518,000 or 19.4% compared to $2.7 million for 2000. This increase primarily arose from the recognition of a full year's income on a banking client obtained during May 2000 and increased utilization of services offered to existing clients. Data Processing Service Fees of $2.7 million in 2000 increased by $572,000 or 27.2% compared to $2.1 million in 1999 primarily due to the acquisition of a banking client during May 2000, the recognition of a full year's income on a banking client obtained during 1999 and increased utilization of services offered to existing clients. The number of data processing clients as of December 31, 2001, 2000 and 1999 was 8, 8, and 7, respectively.

     Other Noninterest Income of $1.6 million for 2001 decreased $232,000 or 13.0% compared to $1.8 million reported for 2000. The decrease in Other Noninterest Income during 2001 was primarily due to a decrease in income from the Rabbi Trust by $250,000 compared to 2000. The Rabbi Trust was set up to provide funding for the Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. Other Noninterest Income in 2000 of $1.8 million increased $545,000 or 43.8% compared to $1.2 million reported for 1999. The increase in Other Noninterest Income during 2000 was primarily attributable to a $167,000 gain on a sale of land. In addition, income from the Rabbi Trust increased by $103,000 during 2000 compared to 1999. In addition, Check Order Charges increased by $159,000 compared to 1999. The increase in Check Order Charges resulted from an increase in the volume of deposit accounts, as well as $25,000 quarterly incentive rebates received from the check printing company beginning first quarter 2000.

NONINTEREST EXPENSE

     Noninterest Expense of $59.3 million for 2001 increased $5.8 million or 10.8% compared to $53.5 million for 2000. Noninterest Expense of $53.5 million for 2000 increased $7.7 million or 16.7% compared to $45.9 million for 1999. The increase in 2001 results primarily from higher personnel costs. In addition, in 2001 the Company had higher franchise taxes as a result of higher franchise tax refunds collected in 2000 than in 2001, and higher other losses resulting from the collection of a $1.8 million judgement in the previous year. The efficiency ratio of expense to total revenue was 45.14% compared to 44.71% for 2000 and 45.29% for 1999. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

     Salaries and Employee Benefits, the largest category of Noninterest Expense, were $27.9 million in 2001, $26.6 million in 2000 and $22.4 million in 1999. The increase in 2001 over 2000 by $1.3 million or 4.9% reflects increases in base salaries and higher levels of staff. In addition, premiums on medical insurance increased by $459,000 or 23.6% compared to the previous year. The increase in 2000 over 1999 by $4.3 million or 19.0% was primarily due to the recognition of a full year's salary and benefits on staff acquired as a result of the Harlingen Bancshares, Inc. acquisition, as well as increases in annual base salaries and higher levels of staff. Furthermore, premiums on medical insurance increased by $693,000 in 2000 compared to 1999. At the end of 2001, the Company had approximately 950 full-time equivalent employees, compared to 935 at year end 2000 and 888 at year end 1999. Salaries and Employee Benefits averaged 1.12% of average assets in 2001 compared to 1.18% in 2000 and 1999.

     Net Occupancy Expense of $4.4 million for 2001 increased $392,000 or 9.9% compared to $4.0 million in 2000. The increase was primarily attributable to increases in real estate property taxes and utility expenses. The increase in real estate property taxes is largely due to increases in appraised values on the corporate building and one branch location. Net Occupancy Expense of $4.0 million for 2000 was comparable to $3.8 million for 1999, increasing by only $199,000 or 5.3%. Although expenses in this category generally increased in 2000, the increase was offset by an additional $601,000 in rental income generated from leasing space in the corporate building.

     Equipment Expense of $6.6 million for 2001 increased $438,000 or 7.1% compared to $6.1 million for 2000. The increase in 2001 compared to 2000 was primarily due to an increase of $391,000 in equipment service contract expenses. During 2000, Equipment Expense increased $1.0 million or 19.5% compared to $5.1 million for 1999.

     Other Real Estate Expense, Net, includes rental income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net was $1.1 million in 2001, increasing by $463,000 or 71.2% compared to $650,000 for 2000. The increase was primarily attributable to a $559,000 increase in expenses on a foreclosed property compared to the previous year. This was partially offset by a $326,000 writedown on a foreclosed property recorded in 2000. No large writedowns were recorded in 2001. Other Real Estate Expense, Net of $650,000 for 2000 increased $318,000 or 95.8% comparable to $332,000 reported for 1999. The net increase in the 2000 was primarily attributable to the $326,000 write-down on a foreclosed property. Management is actively seeking buyers for all Other Real Estate.

     Amortization of Goodwill and Identifiable Intangibles of $4.4 million for 2001 was comparable to $4.5 million recorded for 2000, decreasing by $41,000 or 0.9%. Amortization of Goodwill and Identifiable Intangibles increased to $4.5 million in 2000 compared to $3.2 million in 1999, an increase of $1.3 million or 40.5%. The increase in Amortization of Goodwill and Identifiable Intangibles in 2000 compared to 1999 was attributable to the amortization of $21.0 million of goodwill and other intangibles added in fourth quarter 1999 with the Harlingen Bancshares, Inc. acquisition.

     Other Noninterest Expense of $14.9 million for 2001 increased by $3.3 million or 27.8% compared to $11.7 million for 2000. The increase is primarily due to a $1.8 million judgement collected during 2000. In addition, Franchise Tax for 2001 increased $674,000 or 129.9% to $155,000 compared to ($519,000) for
2000. The increase was attributable to $221,000 in franchise tax refunds recorded during 2001 for overpayments made in previous years compared to $872,000 in 2000. Other Noninterest Expense of $11.7 million for 2000 increased by $592,000 or 5.3% compared to $11.1 million reported for 1999. The increase for 2000 was attributable to an increased volume of business, primarily due to the 1999 acquisition. In addition, $872,000 was received in franchise tax refunds during 2000 compared to none in 1999. These increases in Other Noninterest Expense during 2000 were partially offset by the $1.8 million judgement collected during the year.

     A detailed summary of Noninterest Expense during the last three years follows (dollars in thousands):

                                                                   2001        2000        1999
---------------------------------------------------------------------------------------------------
Salaries and Wages                                              $ 22,105    $ 21,168    $ 17,841
Employee Benefits                                                  5,828       5,468       4,537
---------------------------------------------------------------------------------------------------
  Total Salaries and Employee Benefits                            27,933      26,636      22,378
---------------------------------------------------------------------------------------------------
Net Occupancy Expense                                              4,358       3,966       3,767
---------------------------------------------------------------------------------------------------
Equipment Expense                                                  6,565       6,127       5,127
---------------------------------------------------------------------------------------------------
Other Real Estate Expense, Net
  Rental Income                                                     (737)       (620)       (389)
  (Gain) Loss on Sale                                                188        (103)       (171)
  Expenses                                                         1,641         920         875
  Write-Downs                                                         21         453          17
---------------------------------------------------------------------------------------------------
    Total Other Real Estate Expense, Net                           1,113         650         332
---------------------------------------------------------------------------------------------------
Amortization of Goodwill and Identifiable Intangibles              4,428       4,469       3,180
---------------------------------------------------------------------------------------------------
Other Noninterest Expense
  Advertising and Public Relations                                 2,297       1,971       1,495
  Data Processing and Check Clearing                               2,016       1,766       1,480
  Director Fees                                                      405         356         344
  Franchise Tax                                                      155        (519)        334
  Insurance                                                          350         387         400
  FDIC Insurance                                                     400         405         191
  Legal                                                            1,148         817         663
  Professional Fees                                                1,825       1,338       1,136
  Postage, Delivery and Freight                                    1,064       1,009         916
  Printing, Stationery and Supplies                                1,700       1,779       1,447
  Telephone                                                          716         716         628
  Other Losses                                                       983           4         759
  Miscellaneous Expense                                            1,888       1,667       1,311
---------------------------------------------------------------------------------------------------
    Total Other Noninterest Expense                               14,947      11,696      11,104
===================================================================================================
Total Noninterest Expense                                       $ 59,344    $ 53,544    $ 45,888
===================================================================================================

INCOME TAX EXPENSE

     The Company recorded income tax expense of $21.3 million for 2001 compared to $18.8 million for 2000 and $16.8 million for 1999. The changes in income tax expense are due primarily to changes in the level of pretax income. Furthermore, during 2001 the Company recorded state income tax refunds totaling $211,000 compared to $613,000 in 2000.

CAPITAL AND LIQUIDITY

     Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2001, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.54%, a Tier I risk-based capital ratio of 12.39% and a leverage ratio of 9.05%.

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

     Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At December 31, 2001, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, time deposits and federal funds sold as a percentage of deposits, was 30.3% compared to 30.9% at December 31, 2000 and 30.3% at December 31, 1999.

         Liability liquidity is provided by access to core funding sources, principally various customers' interest-bearing and noninterest-bearing deposit accounts in the Company's trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. At December 31, 2001, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs and approximately $159.7 million available at the Federal Home Loan Bank. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

     At December 31, 2001, the Company had outstanding commitments to extend credit of approximately $244.5 million and standby letters of credit of approximately $16.3 million.

     During 2001, funds for $530.4 million of securities purchases and $134.1 million of net loan growth came from various sources, including $503.2 million in proceeds from maturing and sold securities, a net increase in deposits of $126.1 million and $53.0 million from operating activities.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents contractual cash obligations of the Company as of December 31, 2001 (dollars in thousands):

                                                            PAYMENTS DUE BY PERIOD
                                    ------------------------------------------------------------------------
                                                    LESS THAN       ONE TO        FOUR TO         AFTER
CONTRACTUAL CASH OBLIGATIONS           TOTAL        ONE YEAR      THREE YEARS    FIVE YEARS     FIVE YEARS
------------------------------------------------------------------------------------------------------------
Federal Funds Sold and Securities
  Sold Under Repurchase Agreements   $ 70,709       $ 51,909       $ 18,800       $   -           $   -
Operating Leases                          112             83             11           8              10
------------------------------------------------------------------------------------------------------------
  Total Contractual Cash Obligations $ 70,821       $ 51,992       $ 18,811       $   8           $  10
============================================================================================================

     The following table presents contractual commercial commitments of the Company as of December 31, 2001 (dollars in thousands):

                                                          AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                   ---------------------------------------------------------
                                       UNFUNDED      LESS THAN       ONE TO        FOUR TO        AFTER
COMMERCIAL COMMITMENTS               COMMITMENTS      ONE YEAR     THREE YEARS    FIVE YEARS    FIVE YEARS
------------------------------------------------------------------------------------------------------------
Lines of Credit                       $ 207,530      $ 162,524      $ 25,360       $ 7,107      $  12,539
Standby Letters of Credit                16,346         13,708         1,481           825            332
Other Commercial Commitments             36,921         35,959           881            81              -
------------------------------------------------------------------------------------------------------------
  Total Commercial Commitments        $ 260,797      $ 212,191      $ 27,722       $ 8,013      $  12,871
============================================================================================================

CRITICAL ACCOUNTING POLICIES

     The Company considers its Allowance for Loan Losses policy as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted again loans on the consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See "Allowance for Loan Losses - Critical Accounting Policy" and "Provision for Loan Losses" contained herein and "Allowance for Loan Losses" included in Note 1 of the Notes to Consolidated Financial Statements for further information regarding the Company's provision and allowance for loan losses policy.

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

     The following table summarizes the simulated change in net interest income over a 12-month period as of December 31, 2001 and December 31, 2000:

                                                                    INCREASE (DECREASE) IN
CHANGES IN INTEREST                    ESTIMATED NET                 NET INTEREST INCOME
                                                               ----------------------------------
RATES (BASIS POINTS)                  INTEREST INCOME              AMOUNT           PERCENT
-------------------------------------------------------------------------------------------------
                                                     (DOLLARS IN THOUSANDS)
December 31, 2001
     +100                                $ 117,533                $  1,188              1.0%
        -                                  116,345                       -               -
     -100                                  114,879                  (1,466)           (1.3)
December 31, 2000
     +100                                   96,684                   1,822              1.9
        -                                   94,862                       -                -
     -100                                   91,521                  (3,341)            (3.5)
=================================================================================================

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

         The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 2001:

                                             0-3          4-6          7-12          1-5        OVER
INTEREST RATE SENSITIVITY ANALYSIS         MONTHS        MONTHS       MONTHS        YEARS      5 YEARS       TOTAL
----------------------------------------------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Loans                                     $ 959,413     $ 74,453     $ 122,902   $ 506,513    $ 46,720    $ 1,710,001
Securities
   Available for Sale                        17,583        2,903        25,611     459,630     148,994        654,721
   Held to Maturity                             120            -           100         694           -            914
Interest-Bearing and Time Deposits               96            -           396          99           -            591
----------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Assets         977,212       77,356       149,009     966,936     195,714      2,366,227
----------------------------------------------------------------------------------------------------------------------
Savings                                     118,042            -             -           -           -        118,042
Money Market Checking and Savings
  Accounts                                  561,087            -             -           -           -        561,087
Time Deposits                               570,943      262,040       282,541     109,987         373      1,225,884
Other Borrowed Money                         70,709            -             -           -           -         70,709
----------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing              1,320,781      262,040       282,541     109,987         373      1,975,722
        Liabilities
--------------------------------------------------------------------------------------------- ------------------------
Rate Sensitivity GAP (1)                  $(343,569)    $(184,684)   $(133,532)  $ 856,949    $195,341      $ 390,505
----------------------------------------------------------------------------------------------------------------------
Cumulative Rate Sensitivity GAP           $(343,569)    $(528,253)   $(661,785)  $ 195,164    $390,505
----------------------------------------------------------------------------------------------------------------------
Ratio of Cumulative Rate Sensitivity
  GAP to Total Assets                        (13.26)%      (20.39)%     (25.54)%
Ratio of Cumulative Rate Sensitive
  Interest-Earning Assets to
  Cumulative Rate Sensitive
  Interest-Bearing Liabilities               0.74:1       0.67:1        0.65:1
======================================================================================================================

(1) Rate sensitive interest-earning assets less rate sensitive interest-bearing liabilities.

CURRENT ACCOUNTING ISSUES

     The Financial Accounting Standards Board's Statement No. 133 ("Statement 133"), "Accounting for Derivative Instruments and for Hedging Activities," was issued in June 1998 and subsequently amended by Financial Accounting Standards Board's Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Statement 133 requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Statement 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Financial Accounting Standards Board's Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement No. 133", deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. Statement 138 amended a limited number of Statement 133 requirements that caused implementation issues. As the Company had not previously adopted Statement 133, the effective date of Statement 138 was concurrent with the adoption of Statement 133. The Company adopted Statement 133 and 138 on January 1, 2001. The Company currently does not hold any derivative instruments and does not hedge or plan to hedge in the immediate future. The implementation of Statements 133 and 138 did not have an impact on the Company's consolidated financial statements.

     The Financial Accounting Standards Board's Statement No. 140 ("Statement 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replaces the Financial Accounting Standards Board's Statement No. 125 ("Statement 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", but carries over most of Statement 125's provisions without change. Statement 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000. The implementation of Statement 140 had no impact on the Company's consolidated financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), "Business Combinations", and Statement No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Financial Accounting Standards Board's Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement 121 and is effective for fiscal years beginning after December 15, 2001.

     The Company adopted the provisions of Statement 141 and Statement 142 is required to be adopted effective January 1, 2002. The adoption of Statement 141 did not have any impact on the Company's consolidated financial statements.

     Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Income and Comprehensive Income.

     The Company adopted Statement 142 as of January 1, 2002 and will no longer amortize goodwill. As of the date of the adoption, the Company had unamortized goodwill in the amount of $24.3 million and unamortized identifiable intangible assets in the amount of $11.7 million, all of which are subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.3 million for the years ended December 31, 2001 and 2000 and $1.7 million for the year ended December 31, 1999. The Company is in the process of determining the fair value of its reporting unit to determine if there is an indication that goodwill may be impaired. In addition, the Company has evaluated its existing intangible assets and determined that no reclassifications were necessary to conform to the new criteria in Statement 141 for recognition apart from goodwill. The Company is in the process of reassessing the useful lives and residual values of all intangible assets acquired in purchase business combinations and will make any necessary amortization period adjustments by the end of the first interim period after adoption.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144 ("Statement 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supercedes Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of Statement 121, establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 also supersedes the accounting and reporting provisions of Financial Accounting Standards Board Opinion No. 30, ("Opinion No. 30") "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity, rather than a segment of a business, that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have an impact on the Company's consolidated financial statements.

FOURTH QUARTER RESULTS

     The fourth quarter net income for 2001 of $10.3 million or $0.63 per diluted common share reflected an increase of $794,000 or 8.4% compared to $9.5 million or $0.59 per share for fourth quarter 2000.

     Net interest income, on a tax-equivalent basis, of $26.0 million for fourth quarter 2001 increased $1.4 million or 5.7% compared to $24.6 million for fourth quarter 2000. The increase resulted from an increase in average interest-earning assets, primarily driven by an increase in average loans of 7.2%. The funding of the loan growth was facilitated primarily through growth in money market accounts propelled by continued growth in Freedom Investment accounts introduced in the summer of 2000, as well as growth in time deposits. Average earning assets of $2.3 billion for fourth quarter 2001 increased by $187.6 million or 8.7% compared to $2.2 billion for fourth quarter 2000. Net interest margin for fourth quarter 2001 was 4.41% compared to 4.55% for fourth quarter 2000.

     The provision for loan losses charged against earnings in fourth quarter 2001 totaled $3.0 million compared to $1.9 million for fourth quarter 2000, reflecting an increase of $1.1 million or 57.8%. The increase in the provision is primarily attributable to charge-offs in excess of specific reserves of approximately $1.9 million during fourth quarter 2001 compared to $645,000 during fourth quarter 2000. Net charge-offs of $2.2 million for fourth quarter 2001 increased $1.2 million or 115.4% compared to $1.0 million for fourth quarter 2000.

     Noninterest income of $8.2 million for fourth quarter 2001 increased $2.5 million or 43.6% compared to $5.7 million for fourth quarter 2000. The increase is primarily due to an increase in service charges on deposit accounts and realized gains on sales of securities available for sale.

     Noninterest expense of $14.8 million for fourth quarter 2001 increased $1.5 million or 10.9% compared to $13.4 million for fourth quarter 2000. Although expenses in this category generally increased, the increase was offset by a $1.8 million judgement collected by the Company during fourth quarter 2000. The efficiency ratio of expense to total revenue averaged 41.95% for fourth quarter 2001 compared to 43.61% for fourth quarter 2000.

     The fourth quarter net income for 2001 of $10.3 million or $0.63 per diluted common share was comparable to $10.1 million or $0.62 per diluted common share for third quarter 2001, reflecting an increase of $190,000 or 1.9%. Net interest income, on a tax-equivalent basis, of $26.0 million for fourth quarter 2001 increased $383,000 or 1.5% compared to $25.6 million for third quarter 2001, reflecting a continued increase in volume of earning assets. Average earning assets of $2.3 billion for fourth quarter 2001 increased $50,000 or 2.2% compared to $2.3 billion for third quarter 2001. The fourth quarter 2001 net interest margin of 4.41% compared to 4.44% in third quarter 2001.

     The provision for loan losses charged against earnings in fourth quarter 2001 of $3.0 million was comparable to $2.8 million reported for third quarter 2001, reflecting an increase of $175,000 or 6.3%. Net charge-offs of $2.2 million for fourth quarter 2001 decreased $289,000 or 11.6% compared to net charge-offs of $2.5 million for third quarter 2001.

     Noninterest income of $8.2 million for fourth quarter 2001 increased $182,000 or 2.3% compared to $8.0 million for third quarter 2001. The increase was primarily due to an increase in service charges due to deposit growth.

     Noninterest expense of $14.8 million for fourth quarter 2001 was comparable to $15.0 million for third quarter 2001, decreasing by $175,000 or 1.2%. The efficiency ratio of expense to total revenue averaged 41.95% for fourth quarter 2001 compared to 45.06% for third quarter 2001.

     The nonperforming loans at December 31, 2001 of $14.0 million increased $2.9 million or 25.7% compared to $11.2 million at September 30, 2001 primarily due to the addition of one relationship totaling $3.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Texas Regional Bancshares, Inc.:

     We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP
Austin, Texas
January 16, 2002

CONSOLIDATED FINANCIAL STATEMENTS

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                                           DECEMBER 31,
                                                                              -----------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                          2001          2000
-----------------------------------------------------------------------------------------------------------
Assets
  Cash and Due From Banks                                                       $   95,606    $   75,636
  Interest-Bearing Deposits at Other Banks                                              96           229
  Federal Funds Sold                                                                     -         4,800
-----------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                                 95,702        80,665
  Time Deposits                                                                        495         2,076
  Securities Available for Sale, at Fair Value                                     654,721       620,302
  Securities Held to Maturity, at Amortized Cost (Fair Value of
    $950 in 2001 and $1,682 in 2000)                                                   914         1,643
  Loans, Net of Unearned Discount of $2,116 in 2001 and $3,624 in 2000           1,710,001     1,587,827
  Less: Allowance for Loan Losses                                                  (21,050)      (19,458)
-----------------------------------------------------------------------------------------------------------
    Net Loans                                                                    1,688,951     1,568,369
  Premises and Equipment, Net                                                       75,576        76,456
  Accrued Interest Receivable                                                       22,728        24,939
  Other Real Estate                                                                  7,085         3,906
  Goodwill and Identifiable Intangibles                                             35,998        40,397
  Other Assets                                                                       8,642         7,344
-----------------------------------------------------------------------------------------------------------
    Total Assets                                                                $2,590,812    $2,426,097
-----------------------------------------------------------------------------------------------------------
Liabilities
  Deposits
    Demand                                                                      $  330,864    $  301,286
    Savings                                                                        118,042       111,312
    Money Market Checking and Savings                                              561,087       471,622
    Time Deposits                                                                1,225,884     1,225,528
-----------------------------------------------------------------------------------------------------------
      Total Deposits                                                             2,235,877     2,109,748
  Other Borrowed Money                                                              70,709        64,229
  Accounts Payable and Accrued Liabilities                                          18,967        24,416
-----------------------------------------------------------------------------------------------------------
    Total Liabilities                                                            2,325,553     2,198,393
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 6, 10, 11, 17, 18 and 19)
Shareholders' Equity
  Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
    None Issued and Outstanding                                                          -             -
  Common Stock - Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
    Issued and Outstanding 16,236,481 Shares in 2001 and 16,090,546 Shares
    in 2000                                                                         16,236        16,091
  Paid-In Capital                                                                  137,027       134,084
  Retained Earnings                                                                109,412        79,691
  Accumulated Other Comprehensive Income (Loss)                                      2,584       (2,162)
-----------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                     265,259       227,704
-----------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                  $2,590,812    $2,426,097
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                         YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME        --------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                          2001         2000        1999
---------------------------------------------------------------------------------------------------------
Interest Income
  Loans, Including Fees                                            $ 146,017    $ 146,145   $ 113,382
  Securities
    Taxable                                                           34,369       32,432      27,244
    Tax-Exempt                                                         2,292        2,355       2,101
  Interest-Bearing and Time Deposits                                      85          238         114
  Federal Funds Sold                                                     539          367       1,000
---------------------------------------------------------------------------------------------------------
    Total Interest Income                                            183,302      181,537     143,841
---------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits                                                            81,292       84,130      61,495
  Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                                   2,248        1,339         726
  Federal Home Loan Bank Advances                                        236        1,044           -
---------------------------------------------------------------------------------------------------------
    Total Interest Expense                                            83,776       86,513      62,221
---------------------------------------------------------------------------------------------------------
Net Interest Income Before Provision for Loan Losses                  99,526       95,024      81,620
Provision for Loan Losses                                              8,667        8,927       5,432
---------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses                 90,859       86,097      76,188
---------------------------------------------------------------------------------------------------------
Noninterest Income
  Service Charges on Deposit Accounts                                 16,965       11,863       9,799
  Other Service Charges                                                3,507        2,933       2,286
  Trust Service Fees                                                   2,494        2,301       1,965
  Net Realized Gains on Sales of Securities Available for Sale         1,496           12           1
  Data Processing Service Fees                                         3,194        2,676       2,104
  Other Noninterest Income                                             1,557        1,789       1,244
---------------------------------------------------------------------------------------------------------
    Total Noninterest Income                                          29,213       21,574      17,399
---------------------------------------------------------------------------------------------------------
Noninterest Expense
  Salaries and Employee Benefits                                      27,933       26,636      22,378
  Net Occupancy Expense                                                4,358        3,966       3,767
  Equipment Expense                                                    6,565        6,127       5,127
  Other Real Estate Expense, Net                                       1,113          650         332
  Amortization of Goodwill and Identifiable Intangibles                4,428        4,469       3,180
  Other Noninterest Expense, Net                                      14,947       11,696      11,104
---------------------------------------------------------------------------------------------------------
    Total Noninterest Expense                                         59,344       53,544      45,888
---------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                                      60,728       54,127      47,699
Income Tax Expense                                                    21,306       18,825      16,849
---------------------------------------------------------------------------------------------------------
Net Income                                                            39,422       35,302      30,850
Other Comprehensive Income (Loss), Net of Tax
  Net Unrealized Gains (Losses) on Securities Available for Sale
    Net Unrealized Holding Gains (Losses) Arising During Period        5,718       11,294     (14,056)
    Less: Reclassification Adjustment for Net Realized Gains
      Included in Net Income                                             972            8           1
---------------------------------------------------------------------------------------------------------
      Total Other Comprehensive Income (Loss)                          4,746       11,286     (14,057)
---------------------------------------------------------------------------------------------------------
Comprehensive Income                                               $  44,168    $  46,588   $  16,793
=========================================================================================================
Net Income Per Common Share
  Basic                                                            $    2.44    $    2.20   $    1.95
  Diluted                                                               2.43         2.19        1.92
=========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                    ACCUMULATED
TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                      OTHER
CONSOLIDATED STATEMENTS OF CHANGES                 COMMON                          COMPREHENSIVE      TOTAL
  IN SHAREHOLDERS' EQUITY                         STOCK -    PAID-IN     RETAINED     INCOME      SHAREHOLDERS'
(DOLLARS IN THOUSANDS)                            CLASS A    CAPITAL     EARNINGS     (LOSS)         EQUITY
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      $ 14,405   $  87,396   $  74,864    $    609      $  177,274
  Net Income                                           -           -      30,850           -          30,850
  Net Change in Unrealized Gains and Losses on
    Securities Available for Sale, Net of tax
    and Reclassification Adjustment                    -           -           -     (14,057)        (14,057)
----------------------------------------------------------------------------------------------------------------
    Total Comprehensive Income                         -           -      30,850     (14,057)         16,793
----------------------------------------------------------------------------------------------------------------
  Exercise of Stock Options, 119,743 Shares of
    Class A Common Stock                             120         846           -           -             966
  Tax Effect of Nonqualified Stock Options
    Exercised                                          -         592           -           -             592
  Class A Common Stock Cash Dividends -
     $0.468 per share                                  -           -     (7,437)           -          (7,437)
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                        14,525      88,834      98,277     (13,448)        188,188
  Net Income                                           -           -      35,302           -          35,302
  Net Change in Unrealized Gains and Losses on
    Securities Available for Sale, Net of tax
    and Reclassification Adjustment                    -           -           -      11,286          11,286
----------------------------------------------------------------------------------------------------------------
    Total Comprehensive Income                         -           -      35,302      11,286          46,588
----------------------------------------------------------------------------------------------------------------
  Exercise of Stock Options, 103,523 Shares
    of Class A Common Stock                          104         758           -           -             862
  Tax Effect of Nonqualified Stock Options
    Exercised                                          -         624           -           -             624
  Class A Common Stock Cash Dividends -
     $0.532 per share                                  -           -      (8,541)          -          (8,541)
  10% Stock Dividend                               1,462      43,868     (45,347)          -             (17)
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                        16,091     134,084      79,691      (2,162)        227,704
  Net Income                                           -           -      39,422           -          39,422
  Net Change in Unrealized Gains and Losses on
    Securities Available for Sale, Net of tax
    and Reclassification Adjustment                    -           -           -       4,746           4,746
----------------------------------------------------------------------------------------------------------------
    Total Comprehensive Income                         -           -      39,422       4,746          44,168
----------------------------------------------------------------------------------------------------------------
  Exercise of Stock Options, 145,935 Shares
    of Class A Common Stock                          145       2,129           -           -           2,274
  Tax Effect of Nonqualified Stock Options
    Exercised                                          -         814           -           -             814
  Class A Common Stock Cash Dividends -
     $0.600 per share                                  -           -      (9,701)          -          (9,701)
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      $ 16,236   $ 137,027   $ 109,412    $ 2,584       $  265,259
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                 YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                   -------------------------------------
(DOLLARS IN THOUSANDS)                                                         2001        2000        1999
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                                 $ 39,422    $ 35,302    $ 30,850
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities
      Depreciation, Amortization and Accretion, Net                            10,081      10,056       8,917
      Provision for Loan Losses                                                 8,667       8,927       5,432
      Provision for Estimated Losses on Other Real Estate and Other Assets         30         522         549
      Gain on Sale of Securities Available for Sale                            (1,496)        (12)         (1)
      (Gain) Loss on Sale of Other Assets                                          34         (20)         76
      (Gain) Loss on Sale of Other Real Estate                                    188        (109)       (171)
      (Gain) Loss on Sale of Premises and Equipment                                85        (175)        (41)
      Change in Assets and Liabilities, Net of Effects from Merger
        (Increase) Decrease in Deferred Income Tax Asset                            -      (5,191)      2,366
        Increase (Decrease) in Deferred Income Tax Liability                   (1,511)      3,162      (4,487)
        (Increase) Decrease in Accrued Interest Receivable and Other              781      (4,800)     (2,782)
        Assets
        Increase (Decrease) in Accounts Payable and Accrued Liabilities        (3,294)      5,046       1,596
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                      52,987      52,708      42,304
----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Net (Increase) Decrease in Time Deposits at Other Banks                       1,581       2,874      (4,554)
  Proceeds from Sales of Securities Available for Sale                        145,601      46,971      27,040
  Proceeds from Maturing Securities Available for Sale                        356,888      54,268     119,638
  Purchases of Securities Available for Sale                                 (530,406)   (172,872)   (188,575)
  Proceeds from Maturing Securities Held to Maturity                              732       6,340       6,300
  Proceeds from Sale of Loans                                                     252       1,379       1,431
  Purchases of Loans                                                           (2,374)     (8,606)     (4,020)
  Loan Originations and Advances, Net                                        (134,058)   (214,493)   (178,951)
  Recoveries of Charged-Off Loans                                                 472         829         605
  Proceeds from Sale of Premises and Equipment                                     89         184         221
  Purchases of Premises and Equipment                                          (5,057)     (6,475)     (5,875)
  Proceeds from Sale of Other Real Estate                                       2,161       1,079       1,212
  Proceeds from Sale of Other Assets                                              982       1,318         675
  Net Cash Used in Mergers                                                          -           -        (133)
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                        (163,137)   (287,204)   (224,986)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net Increase in Demand Deposits, Savings, Money Market
    Checking and Savings Accounts                                             125,773     102,138      16,479
  Net Increase in Time Deposits                                                   356     122,264     122,274
  Net Increase in Other Borrowed Money                                          6,480      29,621      27,201
  Cash Dividends Paid on Class A Common Stock                                  (9,696)     (8,161)     (7,205)
  Proceeds from the Exercise of Stock Options                                   2,274         862         966
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                     125,187     246,724     159,715
----------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                               15,037      12,228     (22,967)
Cash and Cash Equivalents at Beginning of Period                               80,665      68,437      91,404
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                   $ 95,702    $ 80,665    $ 68,437
================================================================================================================

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                    YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                    -------------------------------------
(DOLLARS IN THOUSANDS)                                                         2001         2000        1999
----------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
  Interest Paid                                                              $ 85,769    $ 84,461    $ 61,321
  Income Taxes Paid                                                            21,694      19,575      18,270
Supplemental Schedule of Noncash Investing and Financing Activities
  Foreclosure and Repossession in Partial Satisfaction of Loans Receivable      7,753       2,766       5,354
  Financing Provided For Sales of Other Real Estate                             1,294       1,115       2,577
  Net Increase (Decrease) in Securities Trades Not Settled                     (2,452)      5,007           -
  Net Increase in Dividends Payable                                                 5         397         232
  The Company acquired Harlingen Bancshares, Inc. and its subsidiary,
     Harlingen National Bank, on October 1, 1999. Assets acquired and liabilities assumed were as follows:
    Fair Value of Assets Acquired                                                   -           -     204,627
    Cash Paid                                                                       -           -      32,248
    Liabilities Assumed                                                             -           -     185,076
================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Texas Regional Bancshares, Inc. (the "Parent" or "Corporation") and subsidiaries (collectively, the "Company") is headquartered in McAllen, Texas. The Company provides a broad array of customary banking services and operates twenty-six banking offices throughout the Rio Grande Valley at December 31, 2001. The accounting and reporting policies followed by the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

     Management believes that the allowance for loan losses at December 31, 2001 and 2000 adequately reflects the estimated probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

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

GOODWILL AND IDENTIFIABLE INTANGIBLES

     Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Through 2001, the Company amortizes goodwill on a straight-line basis over 15 years and identifiable intangibles on a straight-line basis over their estimated periods of benefit. In addition, the Company reviews its intangible assets periodically for other-than-temporary impairment. If such impairment was indicated, recoverability of the asset was assessed based on expected undiscounted net cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statement
No. 141 ("Statement 141"), "Business Combinations", and Statement No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Financial Accounting Standards Board's Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement 121 and is effective for fiscal years beginning after December 15, 2001.

     The Company adopted the provisions of Statement 141 in 2001 and Statement 142 is required to be adopted effective January 1, 2002. The adoption of Statement 141 did not have a material impact on the Company's consolidated financial statements.

     Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statements of Income and Comprehensive Income.

     The Company adopted Statement 142 as of January 1, 2002 and will no longer amortize goodwill. As of the date of the adoption, the Company had unamortized goodwill in the amount of $24.3 million and unamortized identifiable intangible assets in the amount of $11.7 million, all of which are subject to the transition provisions of Statements 141 and 142. None of the unamortized goodwill relates to Financial Accounting Standards Board's Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions - an amendment of APB Opinion No. 17, an interpretation of APB Opinions 16 and 17, and an amendment of FASB Interpretation No. 9". Amortization expense related to goodwill was $2.3 million for the years ended December 31, 2001 and 2000 and $1.7 million for the year ended December 31, 1999. The Company is in the process of determining the fair value of its reporting unit to determine if there is an indication that goodwill may be impaired. In addition, the Company has evaluated its existing intangible assets and determined that no reclassifications were in order to conform to the new criteria in Statement 141 for recognition apart from goodwill. The Company is in the process of reassessing the useful lives and residual values of all intangible assets acquired in purchase business combinations and will make any necessary amortization period adjustments by the end of the first interim period after adoption.

STOCK OPTION PLAN

     Prior to January 1, 1996, the Company accounted for its stock compensation programs in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective January 1, 1996, the Financial Accounting Standards Board issued

Statement of Financial Accounting Standards No. 123, ("Statement 123") "Accounting for Stock-Based Compensation," which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

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

ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144 ("Statement 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supercedes Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of Statement 121, establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 also supersedes the accounting and reporting provisions of Financial Accounting Standards Board Opinion No. 30, ("Opinion
No. 30") "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity, rather than a segment of a business, that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 on
January 1, 2002.

RECLASSIFICATIONS

     Certain amounts in the prior year's presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 2: SECURITIES

     An analysis of securities available for sale as of December 31, 2001 follows:

                                                     GROSS        GROSS      ESTIMATED
                                     AMORTIZED    UNREALIZED    UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                  COST         GAINS        LOSSES       VALUE
-----------------------------------------------------------------------------------------
U.S. Treasury                        $     401      $     2     $       -   $     403
U.S. Government Agency                 415,287        5,902        (1,516)    419,673
Mortgage-Backed                        165,484        1,134        (1,004)    165,614
States and Political Subdivisions       60,232          446          (878)     59,800
Other                                    9,231            -             -       9,231
-----------------------------------------------------------------------------------------
  Total                              $ 650,635      $ 7,484     $  (3,398)  $ 654,721
=========================================================================================

     The carrying amount and estimated fair value of securities held to maturity as of December 31, 2001 follow:

                                                     GROSS        GROSS      ESTIMATED
                                     AMORTIZED    UNREALIZED    UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                  COST         GAINS        LOSSES       VALUE
-----------------------------------------------------------------------------------------
States and Political Subdivisions    $     914      $     36      $      -     $   950
-----------------------------------------------------------------------------------------
  Total                              $     914      $     36      $      -     $   950
=========================================================================================

     An analysis of securities available for sale as of December 31, 2000 follows:

                                                     GROSS        GROSS      ESTIMATED
                                     AMORTIZED    UNREALIZED    UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                  COST         GAINS        LOSSES       VALUE
-----------------------------------------------------------------------------------------
U.S. Treasury                        $     400      $      -    $        -   $     400
U.S. Government Agency                 447,524         2,017        (3,943)    445,598
Mortgage-Backed                        120,669            22          (813)    119,878
States and Political Subdivisions       45,919           278          (807)     45,390
Other                                    9,036             -             -       9,036
-----------------------------------------------------------------------------------------
  Total                              $ 623,548      $  2,317    $   (5,563)  $ 620,302
=========================================================================================

     The carrying amount and estimated fair value of securities held to maturity as of December 31, 2000 follow:

                                                     GROSS        GROSS      ESTIMATED
                                     AMORTIZED    UNREALIZED    UNREALIZED      FAIR
(DOLLARS IN THOUSANDS)                  COST         GAINS        LOSSES       VALUE
-----------------------------------------------------------------------------------------
States and Political Subdivisions    $   1,643      $   39      $      -     $   1,682
-----------------------------------------------------------------------------------------
  Total                              $   1,643      $   39      $      -     $   1,682
=========================================================================================

     The net change in unrealized holding gains (losses) on securities available for sale, net of related tax effect, of $4.7 million and $11.3 million for 2001 and 2000, respectively, was included in a separate component of shareholders' equity as accumulated other comprehensive income.

     Proceeds from the sale of securities available for sale portfolio totaled $145.6 million, $47.0 million and $27.0 million in 2001, 2000, and 1999, respectively. Gross realized gains and gross realized losses on sales of securities available for sale were $1.5 million and $11,000, respectively, in 2001, $102,000 and $90,000, respectively, in 2000 and $3,000 and $2,000, respectively, in 1999. There were no sales of securities held to maturity in 2001, 2000 or 1999.

     The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2001 follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      SECURITIES AVAILABLE          SECURITIES HELD
                                            FOR SALE                  TO MATURITY
                                    -------------------------    ------------------------
                                                   ESTIMATED                  ESTIMATED
MATURITY IN YEARS                    AMORTIZED      MARKET       AMORTIZED     MARKET
(DOLLARS IN THOUSANDS)                 COST          VALUE         COST         VALUE
-----------------------------------------------------------------------------------------
1 Year or Less                       $   7,025     $   7,048       $   220      $ 222
After 1 Year through 5 Years           332,818       336,363           694        728
After 5 Years through 10 Years         121,437       122,193             -          -
After 10 Years                          23,871        23,503             -          -
-----------------------------------------------------------------------------------------
    Subtotal                           485,151       489,107           914        950
Mortgage-backed securities             165,484       165,614             -          -
-----------------------------------------------------------------------------------------
  Total                              $ 650,635     $ 654,721       $   914      $ 950
=========================================================================================

     Securities available for sale and securities held to maturity with carrying values of $618.5 million and $794,000, respectively, at December 31, 2001 and $582.8 million and $1.2 million, respectively, at December 31, 2000 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans consisted of the following:

                                           DECEMBER 31,
                                 ------------------------------
(DOLLARS IN THOUSANDS)                2001          2000
---------------------------------------------------------------
Commercial                         $   540,812   $   481,277
Commercial Tax-Exempt                   13,832        13,213
---------------------------------------------------------------
  Total Commercial Loans               554,644       494,490
Agricultural                            57,995        71,482
---------------------------------------------------------------
Real Estate
  Construction                         151,935       143,023
  Commercial Mortgage                  621,699       536,856
  Agricultural Mortgage                 49,888        43,725
  1-4 Family Mortgage                  162,413       173,860
---------------------------------------------------------------
    Total Real Estate                  985,935       897,464
Consumer                               111,427       124,391
---------------------------------------------------------------
  Total Loans                      $ 1,710,001   $ 1,587,827
===============================================================

     In the ordinary course of business, the Company's subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2001 and 2000, loans outstanding to directors, officers and their affiliates were approximately $9.9 million and $12.9 million, respectively.

     The activity in the allowance for loan losses follows:

                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
(DOLLARS IN THOUSANDS)                        2001         2000          1999
-----------------------------------------------------------------------------------
Balance at Beginning of Year                $ 19,458     $ 16,711      $ 13,236
Balance from Acquisitions                          -            -         1,576
Provision for Loan Losses                      8,667        8,927         5,432
Loans Charged Off                             (7,547)      (7,009)       (4,138)
Recoveries of Loans Previously Charged Off       472          829           605
-----------------------------------------------------------------------------------
Balance at End of Year                      $ 21,050     $ 19,458      $ 16,711
===================================================================================

     The Company identifies loans to be reported as impaired when such loans are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $14.0 million at December 31, 2001 and $12.5 million at December 31, 2000. The total allowance for loan losses related to these loans was $3.1 million and $2.4 million on December 31, 2001 and 2000, respectively. In addition to the total impaired loan balance, the Company was committed to lend an additional $1.8 million and $1.5 million to borrowers with impaired loans at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the Company had $226,000 and $1.8 million, respectively, in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during 2001 and 2000 was $13.3 million and $13.1 million, respectively. Interest income on impaired loans of $241,000, $490,000 and $156,000 was recognized for cash payments received during 2001, 2000 and 1999, respectively. If interest on these impaired loans had been accrued at the original contractual rates, interest income would have been increased by approximately $2.6 million, $1.3 million and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 4: PREMISES AND EQUIPMENT

     A summary of premises and equipment and related accumulated depreciation and amortization follows:

                                                                     DECEMBER 31,
                                                  ESTIMATED ----------------------------
(DOLLARS IN THOUSANDS)                          USEFUL LIVES     2001          2000
----------------------------------------------------------------------------------------
Land                                                          $  13,521    $  12,001
Buildings and Leasehold Improvements             2-40 Years      64,518       64,702
Construction in Progress                                             47          160
Furniture and Equipment                          3-10 Years      24,888       27,177
----------------------------------------------------------------------------------------
  Subtotal                                                      102,974      104,040
Less: Accumulated Depreciation and Amortization                 (27,398)     (27,584)
----------------------------------------------------------------------------------------
  Total                                                       $  75,576    $  76,456
========================================================================================

     Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was approximately $5.8 million, $5.7 million and $5.3 million, respectively.

NOTE 5: TIME DEPOSITS

     Time deposits of $100,000 or more totaled $785.3 million and $752.4 million at December 31, 2001 and 2000, respectively. Interest expense for the years ended December 31, 2001, 2000 and 1999 on time deposits of $100,000 or more was approximately $40.8 million, $43.3 million and $32.4 million, respectively.

     The maturities of time deposits as of December 31, 2001 follows:

(DOLLARS IN THOUSANDS)
--------------------------------------------------------------
1 Year or Less                                 $  1,115,524
1 to 2 Years                                         90,119
2 to 3 Years                                         10,659
3 to 4 Years                                          8,067
4 to 5 Years                                          1,142
After 5 Years                                           373
--------------------------------------------------------------
  Total                                        $  1,225,884
==============================================================

NOTE 6: OTHER BORROWED MONEY

     The components of other borrowed money are as follows (dollars in thousands):

                                                       DECEMBER 31,
                                                ---------------------------
                                                    2001         2000
---------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                     $ 70,709     $ 39,229
Federal Home Loan Bank Advances                          -       25,000
---------------------------------------------------------------------------
  Total Borrowed Money                            $ 70,709     $ 64,229
===========================================================================

     The following table summarizes selected information regarding other borrowed money:

                                                                     DECEMBER 31,
                                                    ------------------------------------------
(DOLLARS IN THOUSANDS)                                    2001          2000        1999
----------------------------------------------------------------------------------------------
Federal Funds Purchased and Securities Sold Under
Repurchase Agreements
  Balance at End of Year                                $ 70,709      $ 39,229     $ 34,608
  Rate on Balance at End of Year                            3.37%         5.74%        5.45%
  Average Daily Balance                                 $ 46,599      $ 24,706     $ 15,377
  Average Interest Rate                                     4.83%         5.42%        4.72%
  Maximum Month-End Balance                             $ 70,709      $ 53,572     $ 46,162

Federal Home Loan Bank Advances
  Balance at End of Year                                       -      $ 25,000            -
  Rate on Balance at End of Year                               -          6.46%           -
  Average Daily Balance                                 $  4,373      $ 15,663            -
  Average Interest Rate                                     5.40%         6.66%           -
  Maximum Month-End Balance                             $ 23,000      $ 55,000            -
==============================================================================================

     Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to six months. These obligations are not federally insured but are collateralized by a security interest in various securities available for sale. These pledged securities are segregated and maintained by a third party bank.

     At December 31, 2001, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs and approximately $159.7 million available at the Federal Home Loan Bank.

NOTE 7: INCOME TAX

     The components of income tax expense consisted of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                ----------------------------------------
(DOLLARS IN THOUSANDS)                              2001         2000          1999
----------------------------------------------------------------------------------------
Current Income Tax Expense
  Federal                                        $ 22,672      $ 20,811     $ 18,314
  State                                               135            58          656
----------------------------------------------------------------------------------------
    Total Current Income Tax Expense               22,807        20,869       18,970
----------------------------------------------------------------------------------------
Deferred Income Tax Benefit
  Federal                                          (1,446)       (1,987)      (2,047)
  State                                               (55)          (57)         (74)
----------------------------------------------------------------------------------------
    Total Deferred Income Tax Expense (Benefit)    (1,501)       (2,044)      (2,121)
----------------------------------------------------------------------------------------
      Total Income Tax Expense                   $ 21,306      $ 18,825     $ 16,849
========================================================================================

     Following is a reconciliation between the amount of reported income tax expense and the amount computed by multiplying the income before tax by the federal statutory tax rate:

                                                               YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------
                                                      2001              2000               1999
                                                ----------------- -----------------  -----------------
(DOLLARS IN THOUSANDS)                            AMOUNT   RATE     AMOUNT   RATE     AMOUNT    RATE
------------------------------------------------------------------------------------------------------
Tax at Statutory Rate                           $ 21,255     35%  $ 18,944     35%  $ 16,695      35%
Additions (Reductions)
  Tax-Exempt Interest                               (825)    (1)      (861)    (1)      (898)     (2)
  State Earned Surplus Tax, Net of
    Federal Income Tax Effect                         51      -          1      -        378       1
  Goodwill Amortization                              708      1        708      1        486       1
  Change in Anticipated State Income Tax Rate          -      -          -      -        135       -
  Other, Net                                         117      -         33      -         53       -
------------------------------------------------------------------------------------------------------
    Total Income Tax Expense                    $ 21,306     35%  $ 18,825     35%  $ 16,849      35%
======================================================================================================

     The net deferred tax asset (liability) included in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities:

                                                               DECEMBER 31,
                                                        --------------------------
(DOLLARS IN THOUSANDS)                                      2001         2000
----------------------------------------------------------------------------------
Deferred Tax Liability
  Premises and Equipment                                 $  5,576      $ 5,628
  Identifiable Intangibles                                  4,028        4,756
  Unrealized Gain on Securities Available for Sale          1,423            -
  Loan Origination Costs                                      619          623
  Other Real Estate                                           742          194
  Other                                                       126          152
----------------------------------------------------------------------------------
    Total Deferred Tax Liability                           12,514       11,353
----------------------------------------------------------------------------------
Deferred Tax Asset
  Unrealized Loss on Securities Available for Sale              -        1,152
  Allowance for Loan Losses                                 7,528        6,688
  Deferred Compensation                                       568          573
  State Income Taxes                                          141          264
  Loans                                                       963          429
  Other                                                       141          148
----------------------------------------------------------------------------------
    Total Deferred Tax Asset Before Valuation Allowance     9,341        9,254
    Valuation Allowance                                         -            -
----------------------------------------------------------------------------------
      Net Deferred Tax Asset (Liability)                 $ (3,173)     $(2,099)
==================================================================================

     For the years ended 2001 and 2000, the deferred tax liability results primarily from the use of accelerated methods of depreciation of equipment for tax purposes and the amortization of core deposits for financial statement purposes. In addition, the 2001 deferred tax liability amount included net unrealized gain on securities available for sale. The deferred tax asset results from differences in the bad debts written-off for financial statement purposes and the amount allowed under tax law for both years ended December 31, 2001 and 2000. For 2000, the deferred tax asset also included the net unrealized loss on securities available for sale.

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2001, 2000 and 1999 and therefore has provided no valuation allowance as of those dates. The Company's conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on federal taxable income of $107.9 million in the carryback period, as well as a history of growth in earnings and the prospects for continued growth. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 8: PREFERRED STOCK

     The Corporation has 10.0 million authorized shares of $1 par value preferred stock. The articles of incorporation of the Corporation grant discretion to the Board of Directors to establish series of preferred stock with such rights, preferences and limitations as may be determined by resolution of the Board. No shares of preferred stock are currently outstanding.

NOTE 9: COMMON STOCK

     The Corporation has 50.0 million authorized shares of $1 par value common stock. At December 31, 2001, 2000 and 1999, the number of common shares outstanding are 16,236,481, 16,090,546 and 14,524,739, respectively.

     On December 18, 2000, the Board of Directors declared a 10% stock dividend to be distributed on January 12, 2001 to common shareholders of record on January 2, 2001. The change to the capital structure was given retroactive effect on the balance sheet as of December 31, 2000. Additionally, the per share information for all previous years presented has been restated to retroactively give effect to the stock dividend.

NOTE 10: EMPLOYEE BENEFITS

     The Company had an Employee Stock Ownership Plan (with section 401(k) provisions) covering substantially all of its employees. Effective December 1, 2001, the Company adopted the Amended and Restated Employee Stock Ownership Plan (with section 401(k) provisions) (the "KSOP") primarily to add additional investment options. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have attained age 21 and completed twelve consecutive months and 1,000 hours of credited service, as defined in the plan, except for the 401(k) and matching provisions which require three consecutive months and 250 hours of credited service. The Company's discretionary optional contribution is fully vested after six years of credited service. The Company's discretionary matching contribution is fully vested when made. Contribution expense, which includes employer matching for the years ended December 31, 2001, 2000 and 1999 was $509,000, $736,000 and $962,000, respectively.

     The Company acquired existing 401(k) plans in connection with its acquisitions of the Bank of Texas and Harlingen Bancshares, Inc. The plans are restricted to pre-acquisition participation by qualified employees.

     The Company has granted stock options providing for the purchase of Class A Common Shares by certain key employees under six separate option plans approved by the shareholders. The following discussion concerning stock option plans has been restated to retroactively give effect for the three-for-two stock split declared and distributed by the Corporation during the third quarter of 1997 and the 10% stock dividend declared during fourth quarter of 2000 and distributed during January 2001.

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

     The 1995 Nonstatutory Stock Option Plan ("the 1995 NSO Plan") authorized the award of options up to an aggregate maximum of 148,498 shares at an exercise price of fair market value on the grant date. The Company granted options in 1996 with contractual terms of seven years and a vesting period of four years. Options to acquire 12,625 shares at a weighted average exercise price of $10.45 per share were outstanding and exercisable under the 1995 NSO Plan expiring on July 1, 2002 at December 31, 2001.

     The 1997 Nonstatutory Stock Option Plan ("the 1997 NSO Plan") authorized the award of options up to an aggregate maximum of 137,495 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 129,410 shares at a weighted average exercise price of $30.49 per share were outstanding, with 127,747 shares exercisable, under the 1997 NSO Plan expiring on July 1, 2003 at December 31, 2001.

     The 1997 Incentive Stock Option Plan ("the 1997 ISO Plan") authorized the award of options up to an aggregate maximum of 109,998 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 77,094 shares at a weighted average exercise price of $30.55 per share were outstanding, with 76,283 shares exercisable, under the 1997 ISO Plan expiring on July 1, 2003 at December 31, 2001.

     The 2000 Incentive Stock Option Plan ("the 2000 ISO Plan") authorized the award of options up to an aggregate maximum of 275,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 2001 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 234,555 shares at a weighted average exercise price of $33.13 per share were outstanding, with 54,383 shares exercisable, under the 2000 ISO Plan expiring on April 15, 2011 at December 31, 2001.

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

                                                                  YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  2001       2000       1999
----------------------------------------------------------------------------------------------
Net Income                                      As Reported  $ 39,422   $ 35,302   $ 30,850
                                                Pro Forma      38,206     34,972     30,490
----------------------------------------------------------------------------------------------
Basic Earnings Per Share                        As Reported      2.44       2.20       1.95
                                                Pro Forma        2.37       2.18       1.92
----------------------------------------------------------------------------------------------
Diluted Earnings Per Share                      As Reported      2.43       2.19       1.92
                                                Pro Forma        2.35       2.17       1.90
==============================================================================================

     The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    DECEMBER 31,
                                           ---------------------------------
                                              2001       2000       1999
----------------------------------------------------------------------------
Expected Life in Years                        8.29        -          -
Interest Rate                                 5.35%       -          -
Volatility                                   30.00        -          -
Dividend Yield                                1.81        -          -
============================================================================

     No options were granted during the years ended December 31, 2000 and 1999. Pro forma net income reflects options granted in 2001 and 1998.

     A summary of the status of the Company's six fixed option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                                                  YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------
                                                   2001                     2000                    1999
                                          ------------------------ ----------------------- ------------------------
                                                        WEIGHTED                WEIGHTED                 WEIGHTED
                                             SHARES     AVERAGE      SHARES     AVERAGE       SHARES     AVERAGE
                                           UNDERLYING   EXERCISE   UNDERLYING   EXERCISE    UNDERLYING   EXERCISE
FIXED OPTIONS                               OPTIONS      PRICE       OPTIONS     PRICE       OPTIONS      PRICE
-------------------------------------------------------------------------------------------------------------------
Outstanding at Beginning of Year            359,379    $ 23.71      475,893    $ 19.89       613,259    $ 17.34
Granted                                     242,220      33.13            -          -             -          -
Exercised                                  (145,935)     15.59     (113,874)      7.57      (131,717)      7.34
Forfeited                                    (1,980)     33.13       (2,640)     30.80        (5,649)     30.80
-------------------------------------------------------------------------------------------------------------------
Outstanding at End of Year                  453,684    $ 31.31      359,379    $ 23.71       475,893    $ 19.89
-------------------------------------------------------------------------------------------------------------------
Options Exercisable at End of Year          271,038    $ 30.15      297,651    $ 22.33       353,600    $ 16.24
Options Available for Grant at End of        46,692                  11,932                    9,292
 Year
Weighted Average Fair Value of Options
 Granted During the Year                   $  12.33                       -                        -
===================================================================================================================

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                          -------------------------------------  -------------------------
                                          WEIGHTED    WEIGHTED    EXERCISABLE   WEIGHTED
                             SHARES       AVERAGE     AVERAGE       SHARES      AVERAGE
                           UNDERLYING    REMAINING    EXERCISE    UNDERLYING    EXERCISE
RANGE OF EXERCISE PRICES     OPTIONS    LIFE (YEARS)   PRICE        OPTIONS      PRICE
------------------------------------------------------------------------------------------
$ 10.4545                    12,625        0.5      $ 10.4545       12,625    $ 10.4545
  24.8864                     9,899        1.5        24.8864        7,425      24.8864
  30.7954                   196,605        1.5        30.7954      196,605      30.7954
  33.1300                   234,555        9.3        33.1300       54,383      33.1300
------------------------------------------------------------------------------------------
$ 10.4545 to $33.1300       453,684        5.5      $ 31.3074      271,038    $ 30.1545
==========================================================================================

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

     The Company has incurred deferred compensation expense of $71,000, $267,000 and $152,000 for the years ended December 31, 2001, 2000 and 1999, respectively, related to the five deferred compensation plans previously discussed.

     The Bank owns and is the beneficiary of five life insurance policies on the former employees covered by the deferred compensation plans. The life insurance policies' face values are amounts equal to the total benefits paid under the plans.

NOTE 11: COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into various transactions which, in accordance with accounting principles generally accepted in the United States of America, are not included on the consolidated balance sheets. These transactions are referred to as "off-balance sheet commitments." The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual notional amount of those instruments. The Company attempts to minimize its exposure to loss under these commitments by subjecting them to the same credit approval and monitoring procedures as its other credit facilities.

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

     At December 31, 2001, the Company had outstanding commitments to extend credit of approximately $244.5 million and standby letters of credit of approximately $16.3 million.

     The Company was obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to twenty years. Minimum future lease payments on operating leases, with terms of one year or more, as of December 31, 2001 are as follows:

                                            OFFICE
(DOLLARS IN THOUSANDS)                       SPACE     EQUIPMENT    TOTAL
-----------------------------------------------------------------------------
2002                                           $ 27        $ 56      $  83
2003                                              -           7          7
2004                                              -           4          4
2005                                              -           4          4
2006                                              -           4          4
Thereafter                                        -          10         10
-----------------------------------------------------------------------------
  Total Minimum Lease Payments                 $ 27        $ 85      $ 112
=============================================================================

       In the normal course of business, the Company also leases space in buildings it owns. Minimum future rentals from buildings owned as of December 31, 2001 are as follows:

(DOLLARS IN THOUSANDS)                       TOTAL
======================================================
2002                                        $ 1,221
2003                                          1,046
2004                                            689
2005                                             40
2006                                             18
Thereafter                                       38
------------------------------------------------------
  Total Minimum Future Rentals              $ 3,052
======================================================

       The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the consolidated financial position and results of operations of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 12: OTHER NONINTEREST EXPENSE

     Other noninterest expense consisted of the following:

                                                   YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
(DOLLARS IN THOUSANDS)                        2001         2000          1999
-----------------------------------------------------------------------------------
Advertising and Public Relations            $  2,297     $  1,971      $  1,495
Data Processing and Check Clearing             2,016        1,766         1,480
Directors Fees                                   405          356           344
Franchise Tax                                    155         (519)          334
Insurance                                        350          387           400
FDIC Insurance                                   400          405           191
Legal                                          1,148          817           663
Professional                                   1,825        1,338         1,136
Postage, Delivery and Freight                  1,064        1,009           916
Printing, Stationery and Supplies              1,700        1,779         1,447
Telephone                                        716          716           628
Other Losses, Net                                983            4           759
Miscellaneous Expense                          1,888        1,667         1,311
-----------------------------------------------------------------------------------
Total                                       $ 14,947     $ 11,696      $ 11,104
===================================================================================

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

       The number of shares outstanding and related earnings per share amounts for 2000 and 1999 have been restated to retroactively give effect to the 10% stock dividend declared during December 2000 and distributed during first quarter 2001.

     The table below presents a reconciliation of basic and diluted earnings per share computations.

                                                                   YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  2001         2000            1999
-----------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholders              $     39,422  $     35,302   $     30,850
-----------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares Outstanding
  Used in Basic EPS Calculation                            16,138,536    16,050,261     15,850,640
Add Assumed Exercise of Outstanding Stock Options as
  Adjustments for Dilutive Securities                         115,864        97,117        235,929
-----------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
  Outstanding Used in Diluted EPS Calculations             16,254,400    16,147,378     16,086,569
-----------------------------------------------------------------------------------------------------
Basic EPS                                                $       2.44  $       2.20   $       1.95
Diluted EPS                                                      2.43          2.19           1.92
=====================================================================================================

NOTE 14: TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS                                                              DECEMBER 31,
                                                                              -----------------------------
(DOLLARS IN THOUSANDS)                                                             2001        2000
-----------------------------------------------------------------------------------------------------------
Assets
  Cash in Subsidiary Bank                                                       $  14,351   $    11,425
-----------------------------------------------------------------------------------------------------------
    Total Cash and Cash Equivalents                                                14,351        11,425
  Investments in Consolidated Subsidiaries                                        253,637       218,751
  Furniture and Equipment                                                              64            77
  Other Assets                                                                        843           677
-----------------------------------------------------------------------------------------------------------
    Total Assets                                                                $ 268,895   $   230,930
===========================================================================================================
Liabilities
  Accounts Payable and Accrued Liabilities                                      $   1,200   $       796
  Dividends Payable                                                                 2,436         2,430
-----------------------------------------------------------------------------------------------------------
    Total Liabilities                                                               3,636         3,226
Shareholders' Equity                                                              265,259       227,704
-----------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                  $ 268,895   $   203,930
===========================================================================================================

CONDENSED STATEMENTS OF INCOME                                             YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
(DOLLARS IN THOUSANDS)                                                   2001        2000         1999
-----------------------------------------------------------------------------------------------------------
Income
  Dividends Received                                                  $  9,625    $  8,730     $ 10,206
-----------------------------------------------------------------------------------------------------------
    Total Income                                                         9,625       8,730       10,206
-----------------------------------------------------------------------------------------------------------
Expense
  Occupancy Expense                                                         12          10           12
  Equipment Expense                                                         17          25           17
  Directors Fees                                                           136         115          118
  Legal and Professional                                                   157          86          106
  Printing, Stationery and Supplies                                        107         131          133
  Other                                                                     79          55           29
-----------------------------------------------------------------------------------------------------------
    Total Expense                                                          508         422          415
-----------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense and Equity
  in Undistributed Net Income of Subsidiaries                            9,117       8,308        9,791
Income Tax Benefit                                                        (165)       (150)        (147)
-----------------------------------------------------------------------------------------------------------
Income Before Equity in Undistributed Net
  Income of Subsidiaries                                                 9,282       8,458        9,938
Equity in Undistributed Net Income of Subsidiaries                      30,140      26,844       20,912
-----------------------------------------------------------------------------------------------------------
    Net Income                                                        $ 39,422    $ 35,302     $ 30,850
===========================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS                                         YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
(DOLLARS IN THOUSANDS)                                                   2001        2000         1999
-----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                         $  39,422   $  35,302    $  30,850
  Adjustment to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Depreciation and Amortization                                         13          13           14
      Undistributed Net Income of Subsidiaries                         (30,140)    (26,844)     (20,912)
      (Increase) Decrease in Other Assets                                   12          (1)          21
      Increase in Income Taxes Payable                                   1,209       1,300          592
      Increase in Deferred Income Taxes                                   (178)       (185)        (479)
      Increase (Decrease) in Accounts Payable and Accrued                    9          55         (177)
        Liabilities
-----------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                               10,347       9,640        9,909
-----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Purchase of Fixed Assets                                                   -           -          (59)
-----------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                        -           -          (59)
-----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Cash Dividends Paid on Common Stock                                   (9,695)     (8,162)      (7,204)
  Proceeds from Exercise of Stock Options                                2,274         862          966
-----------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                   (7,421)     (7,300)      (6,238)
-----------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                2,926       2,340        3,612
Cash and Cash Equivalents at Beginning of Year                          11,425       9,085        5,473
-----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                             $  14,351   $  11,425    $   9,085
===========================================================================================================
Supplemental Disclosures of Cash Flow Information
  Income Taxes Paid                                                  $  21,694   $  19,575    $  18,271
===========================================================================================================

NOTE 15: RESTRICTIONS ON RETAINED EARNINGS

       The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The amount of retained earnings in the Bank at December 31, 2001 was $80.7 million. On December 31, 2001, the aggregate amount of dividends, which legally could be paid to the Corporation without prior approval of various regulatory agencies, totaled $46.1 million.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2001.

       At December 31, 2001, the most recent notification from the Federal Reserve Board categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category. The Company's actual capital amounts and ratios are also presented in the table.

                                                                                        TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL             UNDER PROMPT
                                                ACTUAL            ADEQUACY PURPOSES       ACTION PROVISIONS
                                        ----------------------- ----------------------- -----------------------
(DOLLARS IN THOUSANDS)                     AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
---------------------------------------------------------------------------------------------------------------
December 31, 2001
  Total Capital (to risk weighted
    assets)                              $ 247,727     13.54%   $  146,401      8.00%    $ 183,001     10.00%
  Tier 1 Capital (to risk weighted
    assets)                                226,677     12.39        73,200      4.00       109,801      6.00
  Tier 1 Capital (to average assets)
    December 31, 2000                      226,677      9.05       100,161      4.00       125,201      5.00
  Total Capital (to risk weighted
    assets)                              $ 208,927     12.35%   $  135,379      8.00%    $ 169,224     10.00%
  Tier 1 Capital (to risk weighted
    assets)                                189,469     11.20        67,689      4.00       101,534      6.00
  Tier 1 Capital (to average assets)       189,469      8.14        93,115      4.00       116,394      5.00
===============================================================================================================

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

                                                     DECEMBER 31,
                                 ------------------------------------------------------
                                            2001                       2000
                                 -------------------------- --------------------------
                                 AMORTIZED    ESTIMATED     AMORTIZED     ESTIMATED
(DOLLARS IN THOUSANDS)             COST       FAIR VALUE       COST       FAIR VALUE
---------------------------------------------------------------------------------------
U.S. Treasury                    $     401    $     403     $     400     $     400
U.S. Government Agency             415,287      419,673       447,524       445,598
Mortgage-Backed                    165,484      165,614       120,669       119,878
States and Political
  Subdivisions                      60,232       59,800        45,919        45,390
Other                                9,231        9,231         9,036         9,036
---------------------------------------------------------------------------------------
  Total                          $ 650,635    $ 654,721     $ 623,548     $ 620,302
=======================================================================================

       The following table presents the carrying value and estimated fair value of securities classified as held to maturity:

        `                                             DECEMBER 31,
                                 ------------------------------------------------------
                                           2001                        2000
                                 -------------------------- --------------------------
                                 AMORTIZED   ESTIMATED       AMORTIZED  ESTIMATED
(DOLLARS IN THOUSANDS)             COST      FAIR VALUE        COST     FAIR VALUE
---------------------------------------------------------------------------------------
States and Political
  Subdivisions                   $     914   $      950      $   1,643  $    1,682
---------------------------------------------------------------------------------------
  Total                          $     914   $      950      $   1,643  $    1,682
=======================================================================================

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

                                                            DECEMBER 31,
                             ---------------------------------------------------------------------------
                                             2001                                  2000
                             ------------------------------------- -------------------------------------
                               CARRYING     AVERAGE      ESTIMATED     CARRYING    AVERAGE    ESTIMATED
(DOLLARS IN THOUSANDS)          AMOUNT       YIELD       FAIR VALUE     AMOUNT      YIELD     FAIR VALUE
--------------------------------------------------------------------------------------------------------
Commercial and Agricultural
  Adjustable                  $   367,045       6.46%  $   371,696   $   348,748      10.40% $   345,880
  Fixed                           245,594       9.07       252,676       217,224      10.23      215,070
Real Estate
  Adjustable                      457,970       7.07       476,459       392,597      10.28      386,282
  Fixed                           527,965       9.42       566,091       504,867       9.74      495,234
Consumer                          111,427      10.86       118,454       124,391      11.56      122,659
--------------------------------------------------------------------------------------------------------
Total Loans, Net of
  Unearned Discount           $ 1,710,001       8.20%  $ 1,785,376   $ 1,587,827      10.23% $ 1,565,125
========================================================================================================

DEPOSIT LIABILITIES

       The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The following table presents the carrying value and estimated fair value of deposit liabilities at December 31, 2001 and December 31, 2000:

                                                          DECEMBER 31,
                                     -------------------------------------------------------
                                                2001                        2000
                                     --------------------------- ---------------------------
                                       CARRYING       ESTIMATED      CARRYING     ESTIMATED
(DOLLARS IN THOUSANDS)                  AMOUNT        FAIR VALUE      AMOUNT      FAIR VALUE
--------------------------------------------------------------------------------------------
Demand                               $   330,864    $   330,864   $   301,286   $   301,286
Savings                                  118,042        118,042       111,312       111,312
Money Market Checking and Savings        561,087        561,087       471,622       471,622
Time Deposits                          1,225,884      1,236,027     1,225,528     1,225,934
--------------------------------------------------------------------------------------------
  Total Deposits                     $ 2,235,877    $ 2,246,020   $ 2,109,748   $ 2,110,154
============================================================================================

       The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The Company has not attempted to determine the amount of increase in net assets that would result from the benefit of considering the low-cost funding provided by deposit liabilities.

OTHER BORROWED MONEY

       The fair value is estimated based on the discounted value of contractual cash flows using currently available to the Company for borrowings with similar terms and remaining maturities. The following table presents the carrying value and estimated fair value of other borrowed money at December 31, 2001 and December 31, 2000:

                                                          DECEMBER 31,
                                     -------------------------------------------------------
                                                2001                        2000
                                     --------------------------- ---------------------------
                                       CARRYING     ESTIMATED      CARRYING     ESTIMATED
(DOLLARS IN THOUSANDS)                  AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
--------------------------------------------------------------------------------------------
Federal Funds Purchased and
   Securities Sold Under Repurchase
   Agreements                          $  70,709    $  71,532     $   39,229    $  38,089
Federal Home Loan Bank Advances                -            -         25,000       24,996
--------------------------------------------------------------------------------------------
    Total Borrowed Money               $  70,709    $  71,532     $   64,229    $  63,085
============================================================================================

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

       The following table presents the contract amount, carrying amount and estimated fair value for commitments to extend credit, standby letters of credit and financial guarantees written at December 31, 2001 and 2000:

                                                               DECEMBER 31,
                               -----------------------------------------------------------------------------
                                                2001                                   2000
                               --------------------------------------- -------------------------------------
                                  CONTRACT     CARRYING     ESTIMATED    CONTRACT    CARRYING    ESTIMATED
(DOLLARS IN THOUSANDS)             AMOUNT       AMOUNT      FAIR VALUE    AMOUNT      AMOUNT     FAIR VALUE
------------------------------------------------------------------------------------------------------------
Commitments to Extend Credit     $  242,919  $  (2,467)    $  (2,467)   $  235,866  $  (2,543)   $  (2,543)
Standby Letters of Credit            16,346         10            10        10,815          1            1
Financial Guarantees Written          1,532          -             -         1,699          -            -
============================================================================================================

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

NOTE 19: SUBSEQUENT ACQUISITION (UNAUDITED)

       On September 17, 2001, the Company and Riverway Holdings, Inc. jointly executed a definitive agreement for the Company to acquire through merger Riverway Holdings, Inc. ("Riverway"). Riverway is the privately held bank holding company for Riverway Bank, located at Five Riverway Drive, Houston, Texas. As of December 31, 2001, Riverway had total assets of $693.0 million. The definitive agreement calls for the exchange of 1,276,226 shares of Texas Regional, subject to adjustment under specified conditions, for all of the outstanding shares of Riverway. The transaction closed on February 22, 2002.

       The following unaudited pro forma combined financial information is presented to show the impact on the Company's historical financial position and results of operations pursuant to the merger. The merger is reflected in the pro forma financial information using the purchase method of accounting. The Unaudited Pro Forma Combined Balance Sheet reflects the historical financial position of the Company and Riverway at December 31, 2001 based on the assumption that the merger was effective

December 31, 2001. The Unaudited Pro Forma Combined Statement of Income assumes that the merger was consummated on January 1, 2001. The adjustments are based on information available and certain assumptions that we believe are reasonable.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA COMBINED BALANCE SHEET                                      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                              2001
--------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Assets
  Cash and Cash Equivalents                                                     $    105,381
  Investments                                                                        846,380
  Net Loans                                                                        2,134,247
  Other Assets                                                                       204,181
--------------------------------------------------------------------------------------------
    Total Assets                                                                $  3,290,189
============================================================================================
Liabilities
  Deposits                                                                      $  2,746,918
  Other Liabilities                                                                  237,109
--------------------------------------------------------------------------------------------
    Total Liabilities                                                              2,984,027
--------------------------------------------------------------------------------------------
Shareholders' Equity                                                                 306,162
--------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                  $  3,290,189
============================================================================================

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES                                 YEAR ENDED
UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME                                DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                              2001
--------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Interest Income                                                                 $    226,711
Interest Expense                                                                     109,763
--------------------------------------------------------------------------------------------
Net Interest Income Before Provision for Loan Losses                                 116,948
Provision for Loan Losses                                                              9,777
--------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses                                107,171
--------------------------------------------------------------------------------------------
Noninterest Income                                                                    31,783
Noninterest Expense                                                                   76,653
--------------------------------------------------------------------------------------------
Income Before Income Tax Expense                                                      62,301
Income Tax Expense                                                                    22,101
--------------------------------------------------------------------------------------------
Net Income                                                                      $     40,200
============================================================================================

QUARTERLY FINANCIAL DATA

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED QUARTERLY INCOME STATEMENTS
TAXABLE-EQUIVALENT BASIS

                                                              FOURTH       THIRD       SECOND       FIRST
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                QUARTER      QUARTER     QUARTER      QUARTER
--------------------------------------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------------------------------------
Interest Income (1)                                         $  43,073   $  46,020    $  47,042    $  48,926
Interest Expense                                               17,056      20,386       22,261       24,073
--------------------------------------------------------------------------------------------------------------
Net Interest Income                                            26,017      25,634       24,781       24,853
Provision for Loan Losses                                       2,958       2,783        1,188        1,738
Noninterest Income                                              8,185       8,003        6,721        6,304
Noninterest Expense                                            14,843      15,018       15,069       14,414
--------------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
  Adjustment and Income Tax Expense                            16,401      15,836       15,245       15,005
Tax-Equivalent Adjustment                                         462         412          424          461
Applicable Income Tax Expense                                   5,653       5,328        5,079        5,246
--------------------------------------------------------------------------------------------------------------
Net Income                                                  $  10,286   $  10,096    $   9,742    $   9,298
==============================================================================================================
Net Income Per Common Share
  Basic                                                     $    0.63   $    0.63    $    0.61    $    0.58
  Diluted                                                        0.63        0.62         0.60         0.57
==============================================================================================================

2000
--------------------------------------------------------------------------------------------------------------
Interest Income (1)                                         $  48,979   $  46,792    $  45,091    $  42,400
Interest Expense                                               24,374      22,509       20,818       18,812
--------------------------------------------------------------------------------------------------------------
Net Interest Income                                            24,605      24,283       24,273       23,588
Provision for Loan Losses                                       1,875       2,558        2,325        2,169
Noninterest Income                                              5,701       5,262        5,403        5,208
Noninterest Expense                                            13,388      13,332       13,561       13,263
--------------------------------------------------------------------------------------------------------------
Income Before Taxable-Equivalent
  Adjustment and Income Tax Expense                            15,043      13,655       13,790       13,364
Tax-Equivalent Adjustment                                         439         456          400          430
Applicable Income Tax Expense                                   5,112       4,281        4,869        4,563
--------------------------------------------------------------------------------------------------------------
Net Income                                                  $   9,492   $   8,918    $   8,521    $   8,371
==============================================================================================================
Net Income Per Common Share
  Basic                                                     $    0.59   $    0.55    $    0.53    $    0.52
  Diluted                                                        0.59        0.55         0.53         0.52
==============================================================================================================

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information regarding directors and executive officers called for by
Item 10 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

       The information regarding executive compensation called for by Item 11 is incorporated herein by reference to the section entitled "Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information regarding ownership of the Company's common stock by certain beneficial owners and by management called for by Item 12 is incorporated herein by reference to the section entitled "Stock Ownership of Management and Others" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information regarding transactions between management and others and the Company called for by Item 13 is incorporated herein by reference to the sections entitled "Transactions with Management and Others" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 2002. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.


                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

      (1) The following consolidated financial statements of the registrant and its subsidiaries, are included herein:

            (i)   Independent Auditors' Report

            (ii)  Consolidated Balance Sheets - December 31, 2001 and 2000

            (iii) Consolidated Statements of Income and Comprehensive Income -
                  Years Ended December 31, 2001, 2000 and 1999

            (iv) Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2001, 2000 and 1999

            (v) Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

            (vi) Notes to Consolidated Financial Statements - Years Ended December 31, 2001, 2000 and 1999

      (2) Financial Statement Schedules are omitted because the required information is not applicable.

      (3) Exhibits - The following exhibits are filed as a part of this Annual Report on Form 10-K:

            2.1 Agreement and Plan of Reorganization dated as of September 17, 2001, by and between Texas Regional Bancshares, Inc., Texas Regional Delaware, Inc. and Riverway Holdings, Inc., as amended by the First Amendment to Agreement and Plan of Reorganization and the Second Amendment to Agreement and Plan of Reorganization (incorporated by reference from Form S-4, Commission File No. 333-76484).

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

            3.7 Resolution Eliminating from the Articles of Incorporation certain preferred series of shares of Texas Regional Bancshares, Inc., filed February 21, 1995 (incorporated by reference from Form 10-K, Commission File No. 000-14517).

            3.8 Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed June 3, 1998 (incorporated by reference from Form 10-K, Commission File No. 000-14517).

            3.9 Bylaws of Texas Regional Bancshares, Inc., as amended (incorporated by reference from Form S-1, Commission File No. 33-74992).

            4 Relevant portions of Texas Regional Bancshares, Inc. Articles of Incorporation and Bylaws (incorporated by reference from Exhibits 3.1 through 3.9).

           10.1 Incentive Stock Option Plan (incorporated by reference from Form 10, Commission File No. 000-14517).

           10.2 1985 Non-Statutory Stock Option Plan (incorporated by reference from Form 10, Commission File No. 000-14517).

           10.3 Texas Regional Bancshares, Inc., 1995 Nonstatutory Stock Option Plan (incorporated by reference from Form S-1, Commission File No. 333-1467).

           10.4 Texas Regional Bancshares, Inc., 1997 Incentive Stock Option Plan (incorporated by reference from Form S-4, Commission File No. 333-41959).

           10.5 Texas Regional Bancshares, Inc., 1997 Nonstatutory Stock Option Plan (incorporated by reference from Form S-4, Commission File No. 333-41959).

           10.6 Texas Regional Bancshares, Inc. 2000 Incentive Stock Option Plan (incorporated by reference from Form S-8, Commission File No. 333-62834).

           10.7 Texas Regional Bancshares, Inc., 2002 Incentive Stock Option Plan (filed herewith).

           10.8 Texas Regional Bancshares, Inc., 2002 Nonstatutory Stock Option Plan (filed herewith).

           10.9 Glen E. Roney Amended and Restated Deferred Compensation Plan dated as of March 11, 1997 (incorporated by reference from Form S-4, Commission File No. 333-41959).

           10.10 Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) Provisions), effective December 31, 2001 (incorporated by reference from Form S-8, Commission File No. 333-75680).

           10.11 Amendment Number 1 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) Provisions) (incorporated by reference from Form S-8, Commission File No. 333-75680).

           10.12 Amendment Number 2 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

           10.13 Amendment Number 3 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

           10.14 Amendment Number 4 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

           21     Subsidiaries of the Registrant (filed herewith)

           23     Consent of KPMG LLP (filed herewith)

           99     Agreement to Furnish Copies (filed herewith)


(b)   Reports of Form 8-K

   No report on Form 8-K was filed by Texas Regional Bancshares, Inc. during the three months ended December 31, 2001.

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

     March 18, 2002                                             /s/ G. E. Roney
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


Signature                              Title                                                 Date
-----------------------------------------------------------------------------------------------------------------------------------
/s/ G. E. Roney                        Chairman of the Board, President and Chief             March 18, 2002
--------------------------------------                                                        -------------------------------------
Glen E. Roney                          Executive Officer (principal executive officer)

/s/ Morris Atlas                       Director                                               March 18, 2002
--------------------------------------                                                        -------------------------------------
Morris Atlas

/s/ Frank N. Boggus                    Director                                               March 18, 2002
--------------------------------------                                                        -------------------------------------
Frank N. Boggus

/s/ Robert G. Farris                   Director                                               March 18, 2002
--------------------------------------                                                        -------------------------------------
Robert G. Farris

/s/ C. Kenneth Landrum, M.D.           Director                                               March 18, 2002
--------------------------------------                                                        -------------------------------------
C. Kenneth Landrum, M.D.

/s/ Julie G. Uhlhorn                   Director                                               March 18, 2002
--------------------------------------                                                        -------------------------------------
Julie G. Uhlhorn

/s/ Jack Whetsel                       Director                                               March 18, 2002
--------------------------------------                                                        -------------------------------------
Jack Whetsel

/s/ M. M. Yzaguirre                    Director                                               March 18, 2002
--------------------------------------                                                        -------------------------------------
Mario Max Yzaguirre

/s/ Paul S. Moxley                     Senior Executive Vice President                        March 18, 2002
--------------------------------------                                                        -------------------------------------
Paul S. Moxley

/s/ R. T. Pigott, Jr.                  Executive Vice President and Chief Financial           March 18, 2002
-------------------------------------- Officer (principal financial officer)                  -------------------------------------
R. T. Pigott, Jr.

/s/ Ann M. Sefcik                      Controller/Assistant Secretary (principal              March 18, 2002
-------------------------------------- accounting officer)                                    -------------------------------------
Ann M. Sefcik


                       INDEX TO EXHIBITS FILED HEREWITH

Exhibit
Number       SEQUENTIALLY NUMBERED EXHIBIT
--------

10.7     Texas Regional Bancshares, Inc., 2002 Incentive Stock Option Plan
10.8     Texas Regional Bancshares, Inc., 2002 Nonstatutory Stock Option Plan
10.12 Amendment Number 2 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions)
10.13 Amendment Number 3 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions)
10.14 Amendment Number 4 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions)
21       Subsidiaries of the Registrant
23       Consent of KPMG LLP
99       Agreement to Furnish Copies