Form 10-Q
period 2002-03-31
TEXAS REGIONAL BANCSHARES INC
filed 2002-05-15
CIK 787648

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 000-14517

TEXAS REGIONAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-2294235 (I.R.S. Employer Identification No.)

3900 North 10th Street, 11th Floor
McAllen, Texas 78501
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

        There were 17,493,243 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of May 10, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in Thousands, Except Share Data)	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and Due From Banks	$92,998	$95,606
Interest-Bearing Deposits at Other Banks	165	96
Federal Funds Sold	9,900	—

Total Cash and Cash Equivalents	103,063	95,702
Time Deposits	690	495
Securities Available for Sale, at Fair Value	944,744	654,721
Securities Held to Maturity, at Amortized Cost (Fair Value of $547 in 2002 and $950 in 2001)	514	914
Loans Held for Sale	61,932	—
Loans, Net of Unearned Discount of $1,787 in 2002 and $2,116 in 2001	2,097,488	1,710,001
Less: Allowance for Loan Losses	(26,024)	(21,050)

Net Loans	2,071,464	1,688,951
Premises and Equipment	83,219	75,576
Accrued Interest Receivable	28,413	22,728
Other Real Estate	7,761	7,085
Goodwill	24,721	24,256
Identifiable Intangibles	20,673	11,742
Other Assets	30,265	8,642

Total Assets	$3,377,459	$2,590,812

Liabilities
Deposits
Demand	$391,940	$330,864
Savings	128,982	118,042
Money Market Checking and Savings	757,435	561,087
Time Deposits	1,548,688	1,225,884

Total Deposits	2,827,045	2,235,877
Other Borrowed Money	210,972	70,709
Accounts Payable and Accrued Liabilities	26,777	18,967

Total Liabilities	3,064,794	2,325,553

Commitments and Contingencies
Shareholders' Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock—Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 17,441,583 Shares in 2002 and 16,236,481 Shares in 2001	17,442	16,236
Paid-In Capital	177,587	137,027
Retained Earnings	119,018	109,412
Accumulated Other Comprehensive Income (Loss), net of tax	(1,382)	2,584

Total Shareholders' Equity	312,665	265,259

Total Liabilities and Shareholders' Equity	$3,377,459	$2,590,812

The accompanying notes are an integral part of the consolidated financial statements.

	Three Months Ended March 31,
Texas Regional Bancshares, Inc. and Subsidiaries Consolidated Statements of Income and Comprehensive Income (Dollars in Thousands, Except Per Share Data)
	2002	2001
	(Unaudited)
Interest Income
Loans Held for Sale	$229	$—
Loans Held for Investment, Including Fees	35,754	38,928
Securities
Taxable	9,058	8,909
Tax-Exempt	665	542
Time Deposits	14	33
Federal Funds Sold	26	53

Total Interest Income	45,746	48,465

Interest Expense
Deposits	15,380	23,304
Other Borrowed Money	1,116	769

Total Interest Expense	16,496	24,073

Net Interest Income Before Provision for Loan Losses	29,250	24,392
Provision for Loan Losses	2,682	1,738

Net Interest Income After Provision for Loan Losses	26,568	22,654

Noninterest Income
Service Charges on Deposit Accounts	4,470	3,455
Other Service Charges	1,484	1,075
Trust Service Fees	648	624
Net Realized Gains on Sales of Securities Available for Sale	458	11
Data Processing Service Fees	1,482	749
Loan Servicing Income, Net	133	—
Other Operating Income	639	390

Total Noninterest Income	9,314	6,304

Noninterest Expense
Salaries and Employee Benefits	8,670	6,834
Net Occupancy Expense	1,188	1,067
Equipment Expense	1,772	1,542
Other Real Estate Expense, Net	81	88
Amortization of Goodwill	—	573
Amortization of Identifiable Intangibles	669	534
Other Noninterest Expense	4,613	3,776

Total Noninterest Expense	16,993	14,414

Income Before Income Tax Expense	18,889	14,544
Income Tax Expense	6,478	5,246

Net Income	12,411	9,298
Other Comprehensive Income (Loss), Net of Tax
Unrealized Gains (Losses) on Securities Available for Sale
Unrealized Holding Gains (Losses) Arising During Period	(3,668)	4,549
Less: Reclassification Adjustment for Gains Included in Net Income	298	7

Total Other Comprehensive Income (Loss)	(3,966)	4,542

Comprehensive Income	$8,445	$13,840

Net Income Per Common Share
Basic	$0.74	$0.58
Diluted	0.73	0.57

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries Consolidated Statements of Changes In Shareholders' Equity (Dollars in Thousands)	Common Stock— Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(Unaudited)
Three Months Ended March 31, 2002
Balance, Beginning of Period	$16,236	$137,027	$109,412	$2,584	$265,259
Net Income	—	—	12,411	—	12,411
Unrealized Losses on Securities, Net of Tax and Reclassification Adjustment	—	—	—	(3,966)	(3,966)

Total Comprehensive Income	—	—	12,411	(3,966)	8,445

Exercise of Stock Options, 28,945 Shares of Class A Common Stock	29	876	—	—	905
Tax Effect of Nonqualified Stock Options Exercised	—	81	—	—	81
Purchase of Riverway Holdings, Inc.	1,177	39,603	—	—	40,780
Class A Common Stock Cash Dividends	—	—	(2,805)	—	(2,805)

Balance, End of Period	$17,442	$177,587	$119,018	$(1,382)	$312,665

Three Months Ended March 31, 2001
Balance, Beginning of Period	$16,091	$134,084	$79,691	$(2,162)	$227,704
Net Income	—	—	9,298	—	9,298
Unrealized Gain on Securities, Net of Tax and Reclassification Adjustment	—	—	—	4,542	4,542

Total Comprehensive Income	—	—	9,298	4,542	13,840

Class A Common Stock Cash Dividends	—	—	(2,414)	—	(2,414)

Balance, End of Period	$16,091	$134,084	$86,575	$2,380	$239,130

The accompanying notes are an integral part of the consolidated financial statements.

	Three Months Ended March 31,
Texas Regional Bancshares, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in Thousands)
	2002	2001
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$12,411	$9,298
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion, Net	2,549	2,252
Provision for Loan Losses	2,682	1,738
Gain on Sale of Securities Available for Sale	(458)	(11)
(Gain) Loss on Sale of Other Assets	(16)	27
Gain on Sale of Other Real Estate	(116)	(14)
Net Increase in Loans Held for Sale	(12,662)	—
Decrease in Deferred Income Tax Asset	3,013	—
Decrease in Deferred Income Tax Liability	(2,376)	(444)
Increase in Accrued Interest Receivable and Other Assets	(706)	(1,517)
Increase in Accounts Payable and Accrued Liabilities	5,599	3,785

Net Cash Provided by Operating Activities	9,920	15,114

Cash Flows from Investing Activities
Net (Increase) Decrease in Time Deposits	(99)	495
Proceeds from Sales of Securities Available for Sale	27,701	22,584
Proceeds from Maturing Securities Available for Sale	66,790	93,237
Purchases of Securities Available for Sale	(148,496)	(113,848)
Proceeds from Maturing Securities Held to Maturity	532	567
Loan Originations and Advances, Net	(44,807)	(38,780)
Recoveries of Charged-Off Loans	209	148
Proceeds from Sale of Premises and Equipment	—	11
Purchases of Premises and Equipment	(4,054)	(974)
Proceeds from Sale of Other Real Estate	721	343
Proceeds from Sale of Other Assets	189	254
Purchase of Data Processing Contracts	(849)	—
Net Cash Provided by Merger	17,374	—

Net Cash Used in Investing Activities	(84,789)	(35,963)

Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money
Market Checking and Savings Accounts	17,382	21,525
Net Increase in Time Deposits	69,229	39,604
Net Decrease in Other Borrowed Money	(2,851)	(22,207)
Cash Dividends Paid on Class A Common Stock	(2,435)	(2,430)
Proceeds from the Sale of Common Stock	905	—

Net Cash Provided by Financing Activities	82,230	36,492

Increase in Cash and Cash Equivalents	7,361	15,643
Cash and Cash Equivalents at Beginning of Period	95,702	80,665

Cash and Cash Equivalents at End of Period	$103,063	$96,308

Supplemental Disclosures of Cash Flow Information
Interest Paid	$16,476	$24,408
Income Taxes Paid	200	—
Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	2,481	994
Financing Provided for Sales of Other Real Estate	379	76
Net Increase in Security Trades Not Settled	3,578	11,501
Net Increase (Decrease) in Dividends Payable	370	(16)
The Company Acquired Riverway Holdings, Inc. and its subsidiary, Riverway Bank, on February 22, 2002. Assets Acquired and Liabilities Assumed are as Follows:
Fair Value of Assets Acquired Including Goodwill	691,322	—
Fair Value of Liabilities Assumed	650,542	—
Fair Value of Stock Issued	40,780	—

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

        The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2002 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries ("Texas Regional" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

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

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), "Business Combinations", and Statement No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board's Statement No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Financial Accounting Standards Board's Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement 121 and is effective for fiscal years beginning after December 15, 2001.

        The Company adopted the provisions of Statement 141 as of June 30, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 did not have any impact on the Company's consolidated financial statements. Upon adoption of Statement 142, the Company no longer amortizes goodwill. In accordance with Statement 142, the Company will perform a transitional impairment test of goodwill in the first six months of 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter. See Note 6 for the effect of adoption of Statement 142.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 144 ("Statement 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supercedes Financial Accounting Standards Board Statement No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", it retains many of the fundamental provisions of Statement 121, establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 also supersedes the accounting and reporting provisions of

Financial Accounting Standards Board Opinion No. 30, ("Opinion No. 30") "Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity, rather than a segment of a business, that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have an impact on the Company's consolidated financial statements.

Note 2:  Impaired Loans

        Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $14.5 million at March 31, 2002 for which there was a related allowance for loan losses of $3.6 million. At March 31, 2002, the Company had $244,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the three months ended March 31, 2002 was $14.3 million. Interest income on impaired loans of $24,000 for cash payments received on nonaccrual loans was recognized during the three months ended March 31, 2002.

Note 3:  Common Stock

        On March 12, 2002, the Board of Directors approved a cash dividend of $0.16 per share for shareholders of record on April 1, 2002 and payable on April 15, 2002.

Note 4:  Earnings Per Common Share Computations

        The table below presents a reconciliation of basic and diluted earnings per share computations (dollars in thousands, except share data):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net Income Available to Common Shareholders	$12,411	$9,298

Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	16,746,387	16,090,546
Add Assumed Exercise of Outstanding Stock Options and Riverway Holdback Shares as Adjustments for Dilutive Securities	188,513	108,632

Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculations	16,934,900	16,199,178

Basic EPS	$0.74	$0.58
Diluted EPS	0.73	0.57

Note 5:  Material Business Combination

        On February 22, 2002, the Company acquired 100 percent of the outstanding common shares of Riverway Holdings, Inc. ("Riverway") located in Houston, Texas. The results of operations from the

Houston branch have been included in the consolidated financial statements since that date. The acquisition of Riverway gives Texas Regional a presence in the Houston metropolitan area, which adds a new market to Texas Regional's dominant market position in the Rio Grande Valley.

        The shareholders of Riverway received 1,176,157 shares of Texas Regional common stock in exchange for all of the outstanding shares of Riverway. Additionally, 100,000 shares of Texas Regional were issued and held pursuant to a holdback escrow agreement pending the outcome of certain contingencies. The aggregate purchase price was $40.8 million. The value of the 1,176,157 shares issued is based on the average market price of Texas Regional common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

As of February 22, 2002
Assets
Cash and Cash Equivalents	$17,374
Investments	238,744
Loans Held for Sale	49,270
Net Loans Held for Investment	347,032
Allowance for Loan Losses	(4,333)
Property and Equipment	5,379
Intangible Assets	8,744
Goodwill	465
Mortgage Servicing Rights	16,054
Other Assets	12,593

Total Assets Acquired	691,322

Liabilities
Deposits	504,557
Other Borrowed Money	143,114
Other Liabilities	2,871

Total Liabilities Assumed	650,542

Net Assets Acquired	$40,780

        All of the $8,744,000 of acquired intangible assets was assigned to core deposit premium intangible subject to amortization. The core deposit premium will be amortized over its estimated useful life of 10 years.

        The following table reflects the proforma results of operations for March 31, 2002 and 2001 as though the business combination had been completed as of January 1, 2001 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Net interest income	$31,934	$28,169
Net income	11,815	9,860
Earnings per share:
Basic	0.68	0.57
Diluted	0.67	0.56

Note 6:  Goodwill and Intangible Assets—Adoption of Statement 142

        As of January 1, 2002, the Company had unamortized goodwill of $23.4 million and unamortized identifiable intangible assets of $11.7 million. In accordance with Statement 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The Company evaluated its existing identifiable intangible assets and determined that no reclassifications were necessary to conform to the new criteria in Statement 141 for recognition apart from goodwill. In addition, the Company has evaluated the useful lives and residual values of its identifiable intangible assets and determined that no amortization period adjustments were necessary and no identifiable intangible assets had indefinite lives.

        A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Reported net income	$12,411	$9,298
Add: Goodwill amortization, net of tax	—	550

Adjusted net income	$12,411	$9,848

Basic earnings per share:
Reported net income	$0.74	$0.58
Add: Goodwill amortization, net of tax	—	0.03

Adjusted net income	$0.74	$0.61

Diluted earnings per share:
Reported net income	$0.73	$0.57
Add: Goodwill amortization, net of tax	—	0.04

Adjusted net income	$0.73	$0.61

        Changes in the carrying amount of goodwill are as follows (dollars in thousands):

Three Months Ended March 31, 2002
(Unaudited)
Balance as of January 1, 2002	$24,256
Goodwill acquired during the period	465

Balance as of March 31, 2002	$24,721

        Information regarding the Company's intangible assets follows (dollars in thousands):

	Carrying Amount	Accumulated Amortization	Net
March 31, 2002 (Unaudited)
Core deposit premium	$28,248	$(9,049)	$19,199
Data processing contract intangible	849	(4)	845
Non-compete agreements	916	(287)	629

Subtotal	30,013	(9,340)	20,673
Mortgage Servicing Rights (Included in Other Assets)	16,900	(690)	16,210

Total	$46,913	$(10,030)	$36,883

December 31, 2001
Core deposit premium	$19,504	$(8,417)	$11,087
Non-compete agreements	916	(261)	655

Total	$20,420	$(8,678)	$11,742

        Amortization expense for the three months ended March 31, 2002 was $669,000 for identifiable intangibles and $690,000 for mortgage servicing rights. The amortization on mortgage servicing rights is included in Loan Servicing Income, Net on the consolidated statement of income and comprehensive income. Estimated amortization expense for identifiable intangibles and mortgage servicing rights for the five succeeding fiscal years is as follows (dollars in thousands):

Total
(Unaudited)
2002	$4,601
2003	5,057
2004	5,047
2005	5,026
2006	4,331

Total	$24,062

Note 7:  Reclassifications

        Certain amounts in the prior year's presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Forward-Looking Statements.    This Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by these sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competitive pressure in the banking industry; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results do not necessarily indicate its future results.

        Management's discussion and analysis of the Company's consolidated financial condition and results of operations at the dates and for the periods indicated follows. This discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.

GENERAL

        Texas Regional Bancshares, Inc. is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Texas Regional Delaware, Inc., incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary, owns Texas State Bank (the "Bank"), the Company's primary operating subsidiary. The Bank has two active wholly-owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets.

        By authority of the Board of Directors of the Company, Texas Regional in May 2000 filed a Declaration Electing to be a Financial Holding Company with the Federal Reserve Bank of Dallas. The Declaration became effective in June 2000.

        Texas State Bank operates twenty-seven banking locations. Twenty-six banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. On February 22, 2002, the Company made its first acquisition outside of the Rio Grande Valley through the acquisition of Riverway Bank of Houston, Texas. On that date, the banking office of Riverway Bank became the Bank's twenty-seventh banking location. At March 31, 2002, Texas Regional had consolidated total assets of $3.4 billion, loans outstanding (net of unearned discount) of $2.1 billion, deposits of $2.8 billion, and shareholders' equity of $312.7 million.

        The Bank has also expanded the services that it provides to third party correspondent banks. The Bank's data processing center, for example, presently serves seven banks in the Rio Grande Valley in addition to providing data processing services for all of the Bank's banking locations. On January 31, 2002, the Bank acquired assets and data processing service contracts related to Frost National Bank's data operations center in Grapevine, Texas. As a result of that acquisition, the Bank now provides data processing services for 17 banks in North Texas.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

        The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $103.1 million at March 31, 2002. By comparison, the Company had $95.7 million in cash and cash equivalents at December 31, 2001, an increase of $7.4 million or 7.7%.

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

        At March 31, 2002 and December 31, 2001, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

        The following table presents the amortized cost and estimated fair value of securities at March 31, 2002 and December 31, 2001 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
March 31, 2002 (Unaudited)
U.S. Treasury	$503	$—	$(8)	$495
U.S. Government Agency	648,904	3,956	(5,287)	647,573
Mortgage-Backed	218,273	1,122	(1,539)	217,856
States and Political Subdivisions	59,904	440	(722)	59,622
Other	19,198	—	—	19,198

Total	$946,782	$5,518	$(7,556)	$944,744

December 31, 2001
U.S. Treasury	$401	$2	$—	$403
U.S. Government Agency	415,287	5,902	(1,516)	419,673
Mortgage-Backed	165,484	1,134	(1,004)	165,614
States and Political Subdivisions	60,232	446	(878)	59,800
Other	9,231	—	—	9,231

Total	$650,635	$7,484	$(3,398)	$654,721

Securities Held to Maturity
March 31, 2002 (Unaudited)
States and Political Subdivisions	$514	$33	$—	$547

Total	$514	$33	$—	$547

December 31, 2001
States and Political Subdivisions	$914	$36	$—	$950

Total	$914	$36	$—	$950

        The net change in unrealized holding gains (losses) on securities available for sale, net of related tax effect, of ($4.0) million and $4.5 million at March 31, 2002 and December 31, 2001, respectively, were reported in a separate component of shareholders' equity as accumulated other comprehensive income (loss).

        Securities available for sale and securities held to maturity with carrying values of $869.0 million and $514,000, respectively, at March 31, 2002 and $618.5 million and $794,000, respectively, at December 31, 2001 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

        Loans held for sale increased from $0 at December 31, 2001 compared to $61.9 million at March 31, 2002. Mortgage banking activities were assumed with the Riverway acquisition during first quarter 2002.

LOANS HELD FOR INVESTMENT

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

        The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in Mexico. The Company's total cross-border credits at March 31, 2002 of $5.1 million represented 0.2% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

        Total loans held for investment of $2.1 billion at March 31, 2002 increased $387.5 million or 22.7% compared to December 31, 2001 levels of $1.7 billion. The Riverway acquisition accounted for $347.0 million of the increase. The increase in total loans for the three months ended March 31, 2002 reflects growth in all loan categories except Agricultural Mortgage and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
Commercial	$608,357	$540,812
Commercial Tax-Exempt	15,263	13,832

Total Commercial Loans	623,620	554,644

Agricultural	59,498	57,995

Real Estate
Construction	225,813	151,935
Commercial Mortgage	753,431	621,699
Agricultural Mortgage	46,854	49,888
1-4 Family Mortgage	233,791	162,413

Total Real Estate	1,259,889	985,935

Consumer	154,481	111,427

Total Loans Held for Investment	$2,097,488	$1,710,001

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

        Nonperforming assets consist of nonperforming (impaired) loans and other assets, primarily real estate, acquired in partial or full satisfaction of loan obligations. The increase was primarily due to a $1.3 million increase in foreclosed assets. The Company's policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income unless the collateral provides more than adequate margin to ensure collection of that interest. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower's financial condition. The Company's classification of nonperforming loans includes those loans for which management believes collection is doubtful. Management is not aware of any specific borrower relationships that are not reported as nonperforming where management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

        Nonperforming assets of $23.6 million at March 31, 2002 increased $1.8 million, 8.1% compared to December 31, 2001 levels of $21.8 million. The increase was primarily due to a $1.3 million increase in foreclosed assets. Nonaccrual loans of $14.5 million at March 31, 2002 increased $450,000 or 3.2% compared to $14.0 million at December 31, 2001. Cross-border nonaccrual loans at March 31, 2002 of $1.7 million remained unchanged compared to December 31, 2001.

        Foreclosed and other assets increased by $1.3 million or 17.0% to $9.1 million at March 31, 2002 compared to $7.8 million at December 31, 2001. The increase in foreclosed assets during 2002 was primarily attributable to the addition of one large foreclosed property totaling $900,000. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

        Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at March 31, 2002 and December 31, 2001 that are not classified as nonaccrual totaled $3.8 million and $12.2 million, respectively. The decrease in accruing loans past due 90 days or more at March 31, 2002 as compared to the year ended December 31, 2001 was primarily a result of four relationships totaling $7.1 million that were either current or paid off as of March 31, 2002. In addition, a relationship in the amount of $1.1 million was transferred to other real estate during first quarter 2002. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans and foreclosed assets at March 31, 2002 decreased to 1.30% from 1.98% at December 31, 2001 due to the decrease in accruing loans 90 days or more past due.

        An analysis of the components of nonperforming assets follows (dollars in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
Nonaccrual Loans	$14,484	$14,034
Restructured Loans	—	—

Nonperforming Loans	14,484	14,034
Foreclosed and Other Assets	9,120	7,796

Total Nonperforming Assets	23,604	21,830
Accruing Loans 90 Days or More Past Due	3,790	12,164

Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$27,394	$33,994

Nonperforming Loans as a % of Total Loans	0.69%	0.82%
Nonperforming Assets as a % of Total Loans and Foreclosed Assets	1.12	1.27
Nonperforming Assets as a % of Total Assets	0.70	0.84
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a % of Total Loans and Foreclosed Assets	1.30	1.98

        Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at March 31, 2002, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES—CRITICAL ACCOUNTING POLICY

        Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. A specific percentage is allocated to total loans in good standing and not specifically reserved while additional amounts are added for individual loans considered to have specific probable loss potential. Loans identified as losses are charged-off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank's allowance for loan losses on a quarterly basis. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio. There can be no assurance that future additions to the allowance will not be necessary.

        The allowance for loan losses at March 31, 2002 totaled $26.0 million, representing a net increase of $5.0 million or 23.6% compared to $21.1 million at December 31, 2001. $4.3 million of the increase related to the Riverway acquisition during first quarter 2002. Management believes that the allowance for loan losses at March 31, 2002 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

        The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Balance at Beginning of Period	$21,050	$19,458
Balance from Acquisitions	4,333	—
Provision for Loan Losses	2,682	1,738
Charge-Offs
Commercial	1,765	1,046
Agricultural	13	2
Real Estate	2	37
Consumer	470	422

Total Charge-Offs	2,250	1,507

Recoveries
Commercial	46	16
Agricultural	3	1
Real Estate	18	—
Consumer	142	131

Total Recoveries	209	148

Net Charge-Offs	2,041	1,359

Balance at End of Period	$26,024	$19,837

Ratio of Allowance for Loan Losses to Loans Outstanding, Net of Unearned Discount	1.24%	1.22%
Ratio of Allowance for Loan Losses to Nonperforming Loans	179.67	149.92
Ratio of Net Charge-Offs to Average Total Loans Outstanding, Net of Unearned Discount	0.44	0.34

PREMISES AND EQUIPMENT, NET

        Premises and equipment of $83.2 million at March 31, 2002 increased by $7.6 million or 10.1% compared to December 31, 2001 levels of $75.6 million. The increase resulted primarily from $5.4 million of premises and equipment acquired in the Riverway acquisition during first quarter 2002.

GOODWILL AND IDENTIFIABLE INTANGIBLES

        Goodwill of $24.7 million at March 31, 2002 increased $465,000 or 1.9% compared to $24.3 million at December 31, 2001. The increase is attributable to $465,000 added with the Riverway acquisition. Identifiable intangibles of $20.7 million at March 31, 2002 increased $8.9 million or 76.1% compared to $11.7 million at December 31, 2001. Identifiable intangibles increased as a result of $849,000 and $8.7 million associated with the Grapevine data operations center acquisition acquired from Frost National Bank and Riverway Bank acquisition, respectively. The increases were offset by amortization of $669,000 for first quarter 2002.

DEPOSITS

        Total deposits of $2.8 billion at March 31, 2002 increased $591.2 million or 26.4% compared to December 31, 2001 levels of $2.2 billion. The increase in total deposits for the three months ended March 31, 2002 is primarily attributable to $504.6 million added with the Riverway acquisition, as well as growth in the volume of business conducted by the Company. The following table presents the composition of total deposits (dollars in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
Demand Deposits
Commercial and Individual	$388,159	$326,733
Public Funds	3,781	4,131

Total Demand Deposits	391,940	330,864

Interest-Bearing Deposits
Savings
Commercial and Individual	128,663	117,732
Public Funds	319	310
Money Market Checking and Savings
Commercial and Individual	494,286	436,846
Public Funds	263,149	124,241
Time Deposits
Commercial and Individual	1,164,595	906,535
Public Funds	384,093	319,349

Total Interest-Bearing Deposits	2,435,105	1,905,013

Total Deposits	$2,827,045	$2,235,877

OTHER BORROWED MONEY

        Other Borrowed Money of $211.0 million at March 31, 2002 increased $140.3 million or 198.4% compared to December 31, 2001 levels of $70.7 million. The increase in Other Borrowed Money for the three months ended March 31, 2002 is primarily attributable to $143.1 million added with the Riverway acquisition. Other Borrowed Money assumed with the Riverway acquisition consisted of $123.7 million of securities sold under repurchase agreements, $15.0 million in trust preferred securities and $4.4 million in subordinated debentures.

        The components of other borrowed money are as follows (dollars in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$101,572	$70,709
Federal Home Loan Bank Advances	90,000	—
Trust Preferred Securities	15,000	—
Subordinated Debentures	4,400	—

Total Borrowed Money	$210,972	$70,709

        As part of the Riverway acquisition, the Company assumed 10.18% Trust Preferred Securities offered and sold by Riverway Holdings Capital Trust I ("Trust I"), having a stated liquidation value of $10,000,000. The proceeds from such issuance, together with the proceeds of the related issuance of common securities of Trust I, were invested in 10.18% Junior Subordinated Deferrable Interest

Debentures of the Company due June 8, 2031. The sole asset of Trust I is the debentures. The debentures are unsecured and rank junior to all senior debt of the Company.

        In addition as part of the Riverway acquisition, the Company assumed Floating Rate Trust Preferred Securities offered and sold by Riverway Holdings Capital Trust II ("Trust II"), having a stated liquidation value of $5,000,000. The proceeds from such issuance, together with the proceeds of the related issuance of common securities of Trust II, were invested in Junior Subordinated Debentures of the Company due July 25, 2031. The Trust Preferred Securities and the Junior Subordinated Debentures bear interest at a rate equal to LIBOR plus 3.75 percent. The sole asset of Trust II is the debentures. The debentures are unsecured and rank junior to all senior debt of the Company.

        At March 31, 2002, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $227.2 million from the Federal Home Loan Bank, of which $90.0 million was advanced at March 31, 2002.

SHAREHOLDERS' EQUITY

        Shareholders' equity increased by $47.4 million, or 17.9% during the three months ended March 31, 2002 primarily due to $40.8 million added with the Riverway acquisition, as well as comprehensive income of $8.4 million less cash dividends of $2.8 million. Comprehensive income for the period included net income of $12.4 million and unrealized loss on securities available for sale, net of tax, of $4.0 million.

        Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of March 31, 2002 (Unaudited)
Total Capital (to Risk Weighted Assets)	$309,515	13.31%	$186,092	8.00%	$232,615	10.00%
Tier I Capital (to Risk Weighted Assets)	283,491	12.19	93,046	4.00	139,569	6.00
Tier I Capital (to Average Assets)	283,491	9.84	115,275	4.00	144,093	5.00
As of December 31, 2001
Total Capital (to Risk Weighted Assets)	$247,727	13.54%	$146,401	8.00%	$183,001	10.00%
Tier I Capital (to Risk Weighted Assets)	226,677	12.39	73,200	4.00	109,801	6.00
Tier I Capital (to Average Assets)	226,677	9.05	100,161	4.00	125,201	5.00
Texas State Bank
As of March 31, 2002 (Unaudited)
Total Capital (to Risk Weighted Assets)	$290,805	12.51%	$186,021	8.00%	$232,527	10.00%
Tier I Capital (to Risk Weighted Assets)	264,781	11.39	93,011	4.00	139,516	6.00
Tier I Capital (to Average Assets)	264,781	9.19	115,249	4.00	144,061	5.00
As of December 31, 2001
Total Capital (to Risk Weighted Assets)	$235,733	12.88%	$146,373	8.00%	$182,967	10.00%
Tier I Capital (to Risk Weighted Assets)	214,683	11.73	73,187	4.00	109,780	6.00
Tier I Capital (to Average Assets)	214,683	8.58	100,142	4.00	125,178	5.00

        At March 31, 2002, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

        Net income was $12.4 million and $9.3 million and earnings per diluted common share were $0.73 and $0.57 for the three months ended March 31, 2002 and 2001, respectively. Return on assets averaged 1.71% and 1.55% while return on shareholders' equity averaged 16.83% and 16.10% for the three months ended March 31, 2002 and 2001, respectively.

INTEREST INCOME

        Total interest income for the three months ended March 31, 2002 was $45.7 million, a decrease of $2.7 million or 5.6% from the three months ended March 31, 2001. Interest income decreased in spite of a $454.4 million or 20.4% increase in average interest-earning assets to $2.7 billion for first quarter 2002 compared to the same period in 2001. Interest rate reductions driven by the Federal Reserve monetary policy were the primary reason for the decrease in interest income. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the Riverway acquisition during first quarter 2002.

        Interest income on loans held for investment decreased $3.2 million or 8.2% to $35.8 million for the three months ended March 31, 2002. Although average loans outstanding increased by $263.2 million or 16.3% to $1.9 billion for first quarter 2002 compared to the same period in 2001, a decrease of 208 basis points in the yield on loans outstanding over the comparable prior year period propelled the decrease. The increase in average loans outstanding was primarily due to the Riverway acquisition. Interest income on securities increased to $9.7 million, reflecting a $272,000 or 2.9% increase from the prior comparable period. This increase was attributable to a $171.5 million increase in average securities during first quarter 2002, up 28.0% compared to the same period in 2001. This was partially offset by a 123 basis point decrease in the yield on average securities due to declining market rates.

INTEREST EXPENSE

        Interest expense decreased to $16.5 million for the three months ended March 31, 2002 compared to $24.1 million for the same period in 2001, representing a decrease of $7.6 million or 31.5%. The decrease was primarily due to a decrease in cost of funds by 222 basis points during first quarter 2002 compared to the same period in 2001 due to declining market rates. Interest expense on deposits decreased by $7.9 million or 34.0% to $15.4 million for first quarter 2002 compared to the comparable period in 2001. The decrease reflects the effects of interest rate reductions made by the Company since March 31, 2001, as well as the offsetting effect of an increase in average interest bearing deposits by $314.6 million or 17.2% to $2.1 billion for first quarter 2002 compared with first quarter 2001. The increase in average interest-bearing deposits was primarily attributable to the Riverway acquisition during first quarter 2002. Interest expense on other borrowings increased $347,000 or 45.1% to $1.1 million for the three months ended March 31, 2002 compared to the same period in 2001. The increase is primarily due to interest expense on $143.1 million of other borrowed money assumed with the Riverway acquisition.

NET INTEREST INCOME

        Net interest income, reported on a tax equivalent basis, was $29.7 million for the three months ended March 31, 2002, compared with $24.9 million for the same period in 2001, an increase of $4.9 million or 19.6%. The increase in net interest income was largely due to growth in average interest-earning assets, primarily loans.

        The net interest margin was 4.49% for the three months ended March 31, 2002, compared with 4.52% for the same period in 2001. The decrease in the net interest margin is primarily attributable to an increase in average interest-bearing assets by 20.4% compared to only a 19.6% increase in net interest income due to declining rates.

        The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change". It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change".

        The following tables present for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2002 and 2001 (dollars in thousands):

	Three Months Ended
	March 31, 2002			March 31, 2001
Taxable-Equivalent Basis(1)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$18,796	$229	4.94%	$—	$—	—%
Loans Held for Investment
Commercial	638,254	10,736	6.82	575,391	13,687	9.65
Real Estate	1,106,192	21,898	8.03	912,721	21,933	9.75
Consumer	129,719	3,218	10.06	122,808	3,468	11.45

Total Loans Held for Investment	1,874,165	35,852	7.76	1,610,920	39,088	9.84

Securities
Taxable	724,080	9,058	5.07	566,138	8,909	6.38
Tax-Exempt	60,563	1,048	7.02	46,992	843	7.28

Total Securities	784,643	10,106	5.22	613,130	9,752	6.45

Interest-Bearing Deposits at Other Banks and Time Deposits	952	14	5.96	2,256	33	5.93
Federal Funds Sold	6,228	26	1.69	4,037	53	5.32

Total Interest-Earning Assets	2,684,784	$46,227	6.98%	2,230,343	$48,926	8.90%

Cash and Due from Banks	106,457			71,565
Premises and Equipment, Net	77,944			76,105
Other Assets	89,742			77,599
Allowance for Loan Losses	(24,005)			(20,303)

Total Assets	$2,934,922			$2,435,309

Liabilities
Interest-Bearing Liabilities

Savings	$124,033	$416	1.36%	$112,598	$612	2.20%
Money Market Checking And Savings	658,230	2,531	1.56	488,349	4,452	3.70
Time Deposits	1,363,250	12,433	3.70	1,229,987	18,240	6.01

Total Savings and Time Deposits	2,145,513	15,380	2.91	1,830,934	23,304	5.16
Other Borrowed Money	112,505	1,116	4.02	54,940	769	5.68

Total Interest-Bearing Liabilities	2,258,018	$16,496	2.96%	1,885,874	$24,073	5.18%

Demand Deposits	356,340			293,731
Other Liabilities	21,455			21,522

Total Liabilities	2,635,813			2,201,127

Shareholders' Equity	299,109			234,182

Total Liabilities and Shareholders' Equity	$2,934,922			$2,435,309

Net Interest Income		$29,731			$24,853

Net Yield on Total Interest Earning Assets			4.49%			4.52%

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

	Three Months Ended March 31, 2002 Compared to 2001
		Due to Change in
Taxable-Equivalent Basis(1)	Net Change			Rate/ Volume
		Volume	Rate
	(Unaudited)
Interest Income
Loans Held for Sale	$229	$229	$—	$—
Loans Held for Investment	(3,236)	6,388	(8,272)	(1,352)
Securities
Taxable	149	2,486	(1,827)	(510)
Tax-Exempt	205	244	(30)	(9)
Interest-Bearing Deposits at Other Banks and Time Deposits	(19)	(19)	—	—
Federal Funds Sold	(27)	29	(36)	(20)

Total Interest Income	(2,699)	9,357	(10,165)	(1,891)

Interest Expense
Deposits	(7,924)	4,004	(10,179)	(1,749)
Other Borrowed Money	347	806	(224)	(235)

Total Interest Expense	(7,577)	4,810	(10,403)	(1,984)

Net Interest Income Before Allocation of Rate/Volume	4,878	4,547	238	93
Allocation of Rate/Volume	—	(279)	372	(93)

Changes in Net Interest Income	$4,878	$4,268	$610	$—

(1)
For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 2002 and 2001).

PROVISION FOR LOAN LOSSES

        The Company recorded a provision for loan losses of $2.7 million for the three months ended March 31, 2002, compared to $1.7 million for the three months ended March 31, 2001. The provision for loan losses reflects an increase of $944,000 or 54.3% for the three months ended March 31, 2002 compared to the same period in 2001 as a result of management's assessment of current regional economic conditions and probable losses in the portfolio. Net charge-offs totaled $2.0 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively, and increased to 0.44% of average loans during first quarter 2002 compared to 0.34% of average loans during first quarter 2001.

        Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate. Management bases its decision on many factors which include historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, and general economic conditions, particularly as they relate to the Company's lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the "Allowance for Loan Losses-Critical Accounting Policy" section of this report.

NONINTEREST INCOME

        The Company's primary sources of Noninterest Income are service charges on deposit accounts and other banking service related fees. Noninterest Income totaled $9.3 million for the three months ended March 31, 2002 compared to $6.3 million for 2001. Excluding Net Realized Gains on Sales of Securities Available for Sale, Noninterest Income increased $2.6 million or 40.7% from 2001. The majority of the increase is attributable to an increase in total service charges and data processing fees.

        Total Service Charges of $6.0 million for the three months ended March 31, 2002 increased $1.4 million or 31.4% compared to $4.5 million for the same period in 2001. The increase in Total Service Charges was attributable to a $1.0 million or 44.9% increase in non-sufficient and return item charges resulting primarily from an increase in deposit growth and the introduction of two new products. In June 2001, the Company launched its Free Checking program, which allows credit worthy depositors a $400 overdraft privilege after satisfying certain conditions, and its Overdraft Privilege program, which allows credit worthy account holders, except free checking account holders, a $700 overdraft privilege. Although the account holders are still subject to non-sufficient check charges, they avoid additional charges from the retailer.

        Trust Service Fees of $648,000 for the three months ended March 31, 2002 increased $24,000 or 3.8% compared to $624,000 for the comparable prior year period due to an increase in the fair value of assets managed. The fair value of assets managed by the trust department of the Bank totaled $459.6 million at March 31, 2002, an increase of 18.8% compared to $386.8 million a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

        Net Realized Gains on Sales of Securities Available for Sale for the three months ended March 31, 2002 totaled $458,000 compared to $11,000 for the comparable period in 2001. During first quarter 2002, Texas Regional sold various securities that had unrealized gains and were likely to be called during late 2002. Net unrealized holding losses on securities available for sale, net of tax, totaled $1.4 million at March 31, 2002. See "Shareholders' Equity".

        Data Processing Service Fees of $1.5 million for the three months ended March 31, 2002 increased $733,000 or 97.9% compared to $749,000 for the same period last year. Data processing fees increased due to the acquisition of the Grapevine data processing center and related data processing contracts during first quarter 2002, which increased the number of data processing clients from 8 to 25.

        Other Operating Income of $639,000 for the three months ended March 31, 2002 increased $249,000 or 63.8% compared to $390,000 for the same 2001 period. The increase was primarily the result of $184,000 in life insurance proceeds.

NONINTEREST EXPENSE

        Noninterest Expense of $17.0 million for the three months ended March 31, 2002 increased $2.6 million or 17.9% compared to $14.4 million for the comparable period in 2001. The efficiency ratio of expense to total revenue was 43.83% for the three months ended March 31, 2002 compared to 46.00% for the same period in 2001. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

        Salaries and Employee Benefits, the largest category of Noninterest Expense, of $8.7 million for the three months ended March 31, 2002 increased $1.8 million or 26.9% compared to the same period last year of $6.8 million. The increase reflects increases in base salaries and higher levels of staff, including staff acquired as a result of the Riverway acquisition and the Grapevine data processing center acquisition. The number of full-time equivalent employees of 1,077 at March 31, 2002 represents an increase of 16.4% from 925 at March 31, 2001. Salaries and Employee Benefits averaged 1.20% of average assets for the three months ended March 31, 2002 compared to 1.14% for the three months ended March 31, 2001.

        Net Occupancy Expense of $1.2 million for the three months ended March 31, 2002 increased by $121,000 or 11.3% compared to $1.1 million reported for first quarter 2001. The increase was primarily attributable to occupancy expenses incurred at the new Houston location acquired in the Riverway acquisition.

        Equipment Expense of $1.8 million for the three months ended March 31, 2002 increased by $230,000 or 14.9% compared to $1.5 million reported for the same period in 2001. The increase was attributable to an increase in depreciation and equipment service contract expense by $73,000 and $133,000, respectively, for first quarter 2002 compared to the same period in 2001.

        Other Real Estate Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net of $81,000 for the three months ended March 31, 2002 was comparable to $88,000 for the three months ended March 31, 2001.

        Amortization of Goodwill was $0 for the three months ended March 31, 2002 compared to $573,000 for the same period in 2001. The Company adopted Statement 142 as of January 1, 2002 and no longer amortizes goodwill.

        Amortization of Identifiable Intangibles of $669,000 for first quarter 2002 increased $135,000 or 25.3% compared to $534,000 for first quarter 2001. The increase was attributable to the amortization on $8.7 million of core deposit intangible added in first quarter 2002 with the Riverway acquisition.

        A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Salaries and Wages	$6,624	$5,289
Employee Benefits	2,046	1,545

Total Salaries and Employee Benefits	8,670	6,834

Net Occupancy Expense	1,188	1,067

Equipment Expense	1,772	1,542

Other Real Estate Expense, Net
Rent Income	(138)	(116)
Gain on Sale	(116)	(14)
Expenses	335	218
Writedowns	—	—

Total Other Real Estate Expense, Net	81	88

Amortization of Goodwill	—	573

Amortization of Identifiable Intangibles	669	534

Other Noninterest Expense
Advertising and Public Relations	692	630
Data Processing and Check Clearing	667	497
Director Fees	113	95
Franchise Tax	86	85
Insurance	79	56
FDIC Insurance	124	100
Legal	262	407
Professional Fees	719	433
Postage, Delivery and Freight	345	248
Printing, Stationery and Supplies	492	420
Telephone	194	174
Other Losses	226	223
Miscellaneous Expense	614	408

Total Other Noninterest Expense	4,613	3,776

Total Noninterest Expense	$16,993	$14,414

INCOME TAX EXPENSE

        The Company recorded Income Tax Expense of $6.5 million for the three months ended March 31, 2002 compared to $5.2 million for the three months ended March 31, 2001. The increase in income tax is primarily due to an increased level of pretax income during the three months ended March 31, 2002 compared to the same period in 2001.

CAPITAL AND LIQUIDITY

        Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2002, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.31%, a Tier I risk-based capital ratio of 12.19%, and a leverage ratio of 9.84%.

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

        Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At March 31, 2002, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, was 34.4% compared to 30.3% at December 31, 2001.

        Liability liquidity is provided by access to core funding sources, principally various customers' interest-bearing and noninterest-bearing deposit accounts in the Company's trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. At March 31, 2002, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $227.2 million from the Federal Home Loan Bank, of which $90.0 million was advanced at March 31, 2002. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

        At March 31, 2002, the Company had outstanding commitments to extend credit of approximately $303.1 million and standby letters of credit of approximately $18.3 million.

        During the three months ended March 31, 2002, funds for $148.5 million of securities purchases and $44.8 million of net loan growth came from various sources, including $95.0 million of proceeds from security sales and maturities, a net increase in deposits of $86.6 million and $9.6 million from operating activities.

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

Critical Accounting Policies

        The Company considers its Allowance for Loan Losses policy as a policy critical to the sound operations of the Company. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See "Allowance for Loan Losses—Critical Accounting Policy" and "Provision for Loan Losses" for further information regarding the Company's provision and allowance for loan losses policy.

Possible Negative Impact of Litigation

        From time to time, the Company is a party to legal proceedings including matters involving commercial banking issues and other proceedings arising in the ordinary course of business. Although not currently anticipated by management, the Company's results could be materially impacted by legal and settlement expenses related to such lawsuits.

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

        Interest rate risk is managed within the funds management policy of the Company. The principal objectives of the funds management policy are to avoid fluctuating net interest margins and to maintain consistent growth of net interest income through periods of changing interest rates. The Board of Directors oversees implementation of strategies to control interest rate risk. The Company may take steps to alter its net sensitivity position by offering deposit and/or loan structures that tend to counter the natural rate risk profile of the Company. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. Because of the volatility of market rates and uncertainties, there can be no assurance of the effectiveness of management programs to achieve a targeted moderation of risk.

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

        The following table summarizes the simulated change in net interest income over a 12-month period as of March 31, 2002 and December 31, 2001 (dollars in thousands):

		Increase (Decrease) in Net Interest Income
Changes in Interest Rates (Basis Points)	Estimated Net Interest Income
		Amount	Percent
March 31, 2002 (Unaudited)
+100	$142,347	$1,120	0.8%
-	141,227	—	—
-100	140,203	(1,024)	(0.7)
December 31, 2001
+100	117,533	1,188	1.0
-	116,345	—	—
-100	114,879	(1,466)	(1.3)

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company faces routine litigation and other legal proceedings arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such litigation and other legal proceedings will not have a material adverse effect upon the business, consolidated results of operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)
Exhibits—The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

          None

(b)
Reports of Form 8-K

  Texas Regional Bancshares, Inc. has filed a Current Report on Form 8-K, dated February 22, 2002, concerning the acquisition through merger of Riverway. The Current Report on Form 8-K was filed under Item 2 of Form 8-K, and no additional financial information concerning Texas Regional or Riverway was required to be filed therewith because the financial information was included in the registration statement on Form S-4 filed as part of the Riverway transaction.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC. (Registrant)
May 15, 2002	/s/ G. E. RONEY Glen E. Roney Chairman of the Board, President & Chief Executive Officer
May 15, 2002	/s/ R. T. PIGOTT, JR. R. T. Pigott, Jr. Executive Vice President & Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES