Form 10-Q
period 2002-06-30
TEXAS REGIONAL BANCSHARES INC
filed 2002-08-13
CIK 787648

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 26,252,829 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of July 29, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Share Data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and Due From Banks	$99,271	$95,606
Interest-Bearing Deposits at Other Banks	264	96

Total Cash and Cash Equivalents	99,535	95,702
Time Deposits	695	495
Securities Available for Sale, at Fair Value	1,045,768	654,721
Securities Held to Maturity, at Amortized Cost (Fair Value of $549 in 2002 and $950 in 2001)	514	914
Loans Held for Sale	37,697	—
Loans Held for Investment, Net of Unearned Discount of $1,516 in 2002 and $2,116 in 2001	2,149,013	1,710,001
Less: Allowance for Loan Losses	(26,494)	(21,050)

Net Loans	2,122,519	1,688,951
Premises and Equipment	88,596	75,576
Accrued Interest Receivable	29,681	22,728
Other Real Estate	8,037	7,085
Goodwill	24,775	24,256
Identifiable Intangibles	19,783	11,742
Other Assets	32,149	8,642

Total Assets	$3,509,749	$2,590,812

Liabilities
Deposits
Demand	$399,402	$330,864
Savings	130,118	118,042
Money Market Checking and Savings	754,953	561,087
Time Deposits	1,674,612	1,225,884

Total Deposits	2,959,085	2,235,877
Other Borrowed Money	185,353	70,709
Accounts Payable and Accrued Liabilities	28,872	18,967

Total Liabilities	3,173,310	2,325,553

Commitments and Contingencies
Shareholders' Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock—Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 26,248,869 Shares in 2002 and 16,236,481 Shares in 2001	26,249	16,236
Paid-In Capital	179,442	137,027
Retained Earnings	120,601	109,412
Accumulated Other Comprehensive Income, net of tax	10,147	2,584

Total Shareholders' Equity	336,439	265,259

Total Liabilities and Shareholders' Equity	$3,509,749	$2,590,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and
Comprehensive Income
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
Interest Income
Loans Held for Sale	$628	$—	$856	$—
Loans Held for Investment, Including Fees	39,087	37,048	74,842	75,976
Securities
Taxable	11,427	8,791	20,485	17,700
Tax-Exempt	661	532	1,326	1,074
Time Deposits	13	22	27	55
Federal Funds Sold	30	225	56	278

Total Interest Income	51,846	46,618	97,592	95,083

Interest Expense
Deposits	16,882	21,658	32,262	44,962
Other Borrowed Money	1,964	603	3,080	1,372

Total Interest Expense	18,846	22,261	35,342	46,334

Net Interest Income Before Provision for Loan Losses	33,000	24,357	62,250	48,749
Provision for Loan Losses	3,023	1,188	5,705	2,926

Net Interest Income After Provision for Loan Losses	29,977	23,169	56,545	45,823

Noninterest Income
Service Charges on Deposit Accounts	4,982	3,810	9,452	7,265
Other Service Charges	1,203	780	2,687	1,855
Trust Service Fees	649	622	1,297	1,246
Net Realized Gains on Sales of Securities Available for Sale	618	239	1,076	250
Data Processing Service Fees	1,626	793	3,108	1,542
Loan Servicing Income, Net	444	—	577	—
Other Operating Income	25	477	664	867

Total Noninterest Income	9,547	6,721	18,861	13,025

Noninterest Expense
Salaries and Employee Benefits	9,793	7,369	18,463	14,203
Net Occupancy Expense	1,488	1,112	2,676	2,179
Equipment Expense	2,192	1,583	3,964	3,125
Other Real Estate Expense, Net	81	124	162	212
Amortization of Goodwill	—	574	—	1,147
Amortization of Identifiable Intangibles	896	534	1,565	1,068
Other Noninterest Expense	5,283	3,773	9,896	7,549

Total Noninterest Expense	19,733	15,069	36,726	29,483

Income Before Income Tax Expense	19,791	14,821	38,680	29,365
Income Tax Expense	6,535	5,079	13,013	10,325

Net Income	13,256	9,742	25,667	19,040
Other Comprehensive Income, Net of Tax
Unrealized Gains on Securities Available for Sale
Unrealized Holding Gains Arising During Period	11,931	214	8,262	4,764
Less: Reclassification Adjustment for Gains Included in Net Income	402	155	699	163

Total Other Comprehensive Income	11,529	59	7,563	4,601

Comprehensive Income	$24,785	$9,801	$33,230	$23,641

Net Income Per Common Share
Basic	$0.51	$0.40	$1.00	$0.79
Diluted	0.50	0.40	0.99	0.78

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of
Changes In Shareholders' Equity
(Dollars in Thousands)

	Common Stock— Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(Unaudited)
Six Months Ended June 30, 2002
Balance, Beginning of Period	$16,236	$137,027	$109,412	$2,584	$265,259
Net Income	—	—	25,667	—	25,667
Unrealized Gains on Securities, Net of Tax and Reclassification Adjustment	—	—	—	7,563	7,563

Total Comprehensive Income	—	—	25,667	7,563	33,230

Exercise of Stock Options, 87,017 Shares of Class A Common Stock	87	2,395	—	—	2,482
Three-For-Two Stock Split	8,749		(8,769)	—	(20)
Tax Effect of Nonqualified Stock Options Exercised	—	417	—	—	417
Purchase of Riverway Holdings, Inc.	1,177	39,603	—	—	40,780
Class A Common Stock Cash Dividends	—	—	(5,709)	—	(5,709)

Balance, End of Period	$26,249	$179,442	$120,601	$10,147	$336,439

Six Months Ended June 30, 2001
Balance, Beginning of Period	$16,091	$134,084	$79,691	$(2,162)	$227,704
Net Income	—	—	19,040	—	19,040
Unrealized Gain on Securities, Net of Tax and Reclassification Adjustment	—	—	—	4,601	4,601

Total Comprehensive Income	—	—	19,040	4,601	23,641

Exercise of Stock Options, 19,275 Shares of Class A Common Stock	19	574	—	—	593
Tax Effect of Nonqualified Stock Options Exercised	—	52	—	—	52
Class A Common Stock Cash Dividends	—	—	(4,829)	—	(4,829)

Balance, End of Period	$16,110	$134,710	$93,902	$2,439	$247,161

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$25,667	$19,040
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion, Net	5,674	4,726
Provision for Loan Losses	5,705	2,926
Provision for Estimated Losses on Other Real Estate and Other Assets	—	9
Gain on Sale of Securities Available for Sale	(1,076)	(250)
(Gain) Loss on Sale of Other Assets	(28)	32
Gain on Sale of Other Real Estate	(156)	(41)
(Gain) Loss on Disposal of Premises and Equipment	339	(37)
Net Decrease in Loans Held for Sale	11,573	—
Increase in Deferred Income Tax Asset	—	(8)
Increase (Decrease) in Deferred Income Tax Liability	847	(600)
Increase in Accrued Interest Receivable and Other Assets	(4,947)	(1,330)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	786	(1,580)

Net Cash Provided by Operating Activities	44,384	22,887

Cash Flows from Investing Activities
Net (Increase) Decrease in Time Deposits	(104)	693
Proceeds from Sales of Securities Available for Sale	76,315	64,195
Proceeds from Maturing Securities Available for Sale	84,221	172,210
Purchases of Securities Available for Sale	(296,056)	(241,897)
Proceeds from Maturing Securities Held to Maturity	532	567
Loan Originations and Advances, Net	(99,142)	(40,770)
Recoveries of Charged-Off Loans	395	260
Proceeds from Sale of Premises and Equipment	32	37
Purchases of Premises and Equipment	(11,534)	(2,333)
Proceeds from Sale of Other Real Estate	314	327
Proceeds from Sale of Other Assets	573	500
Purchase of Data Processing Contracts	(849)	—
Net Cash Provided by Merger	17,349	—

Net Cash Used in Investing Activities	(227,954)	(46,211)

Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	23,498	70,105
Net Increase (Decrease) in Time Deposits	195,153	(20,853)
Net Decrease in Other Borrowed Money	(28,470)	(7,234)
Cash Dividends Paid on Class A Common Stock	(5,240)	(4,844)
Cash Dividends Paid on Fractional Shares	(20)	—
Proceeds from the Sale of Common Stock	2,482	593

Net Cash Provided by Financing Activities	187,403	37,767

Increase in Cash and Cash Equivalents	3,833	14,443
Cash and Cash Equivalents at Beginning of Period	95,702	80,665

Cash and Cash Equivalents at End of Period	$99,535	$95,108

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$18,826	$47,073
Income Taxes Paid	14,444	10,903
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	3,305	3,960
Financing Provided for Sales of Other Real Estate	1,132	861
Net Increase in Security Trades Not Settled	4,994	13,838
Net Increase (Decrease) in Dividends Payable	469	(15)
The Company Acquired Riverway Holdings, Inc. and its subsidiary, Riverway Bank, on February 22, 2002. Assets Acquired and Liabilities Assumed are as Follows:
Fair Value of Assets Acquired Including Goodwill	691,322	—
Fair Value of Liabilities Assumed	650,542	—
Fair Value of Stock Issued	40,780	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2002 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries ("Texas Regional" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

        The condensed consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. (the "Parent") and its wholly-owned subsidiaries, Texas Regional Delaware, Inc. and Texas State Bank (the "Bank"). The Company eliminates all significant intercompany transactions and balances in consolidation. The Company accounts for its investments in subsidiaries on the equity method in the Parent's financial statements.

NEW ACCOUNTING PRONOUCEMENTS

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

        The Company adopted the provisions of Statement 141 as of June 30, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 did not have any impact on the Company's consolidated financial statements. Upon adoption of Statement 142, the Company no longer amortizes goodwill. In accordance with Statement 142, the Company performed a transitional impairment test of goodwill during second quarter 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter. No transitional impairment losses were recognized or expected. See Note 6 for the effect of adoption of Statement 142.

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

NOTE 2: IMPAIRED LOANS

        Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $13.2 million at June 30, 2002 for which there was a related allowance for loan losses of $2.8 million. At June 30, 2002, the Company had $479,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 2002 was $14.3 million. Interest income on impaired loans of $105,000 for cash payments received on nonaccrual loans was recognized during the six months ended June 30, 2002.

NOTE 3: COMMON STOCK

        On June 11, 2002, the Board of Directors approved a three-for-two stock split effected as a stock dividend to shareholders of record on June 21, 2002 and distributed on June 28, 2002. Additionally, the Board of Directors approved a cash dividend of $0.11 per share for shareholders of record on July 1, 2002 and payable on July 15, 2002.

NOTE 4: EARNINGS PER COMMON SHARE COMPUTATIONS

        The table below presents a reconciliation of basic and diluted earnings per share computations (dollars in thousands, except share data). The number of shares outstanding and related earnings per share amounts for 2002 and 2001 have been restated to retroactively give effect to the three-for-two stock split effected as a stock dividend declared and distributed during June 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
Net Income	$13,256	$9,742	$25,667	$19,040

Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	26,223,889	24,146,496	25,674,483	24,140,885
Add Assumed Exercise of Dilutive Securities
Outstanding Stock Options	202,266	225,171	171,595	199,632
Riverway Holdback shares	150,000	—	106,906	—

Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculations	26,576,155	24,371,667	25,952,984	24,340,517

Basic EPS	$0.51	$0.40	$1.00	$0.79
Diluted EPS	0.50	0.40	0.99	0.78

NOTE 5: MATERIAL BUSINESS COMBINATION

        On February 22, 2002, the Company acquired 100 percent of the outstanding common shares of Riverway Holdings, Inc. ("Riverway") located in Houston, Texas. The results of operations from the Houston branch have been included in the condensed consolidated financial statements since that date. The acquisition of Riverway gives Texas Regional a presence in the Houston metropolitan area, which adds a new market to Texas Regional's dominant market position in the Rio Grande Valley.

        The shareholders of Riverway received 1,176,157 shares of Texas Regional common stock in exchange for all of the outstanding shares of Riverway. Additionally, 100,000 shares (150,000 shares following the three-for-two stock split effected during June 2002) of Texas Regional were issued and held pursuant to a holdback escrow agreement pending the outcome of certain contingencies. The aggregate purchase price was $40.8 million. The value of the 1,176,157 shares issued is based on the average market price of Texas Regional common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

As of February 22, 2002
Assets
Cash and Cash Equivalents	$17,349
Investments	238,744
Loans Held for Sale	49,270
Net Loans Held for Investment	347,032
Allowance for Loan Losses	(4,333)
Premises and Equipment	5,379
Intangible Assets	8,744
Goodwill	519
Mortgage Servicing Rights	16,054
Other Assets	12,564

Total Assets Acquired	691,322

Liabilities
Deposits	504,557
Other Borrowed Money	143,114
Other Liabilities	2,871

Total Liabilities Assumed	650,542

Net Assets Acquired	$40,780

        All of the $8,744,000 of acquired intangible assets was assigned to core deposit premium intangible subject to amortization. The core deposit premium will be amortized over its estimated useful life of 10 years.

        The following table reflects the proforma results of operations for June 30, 2002 and 2001 as though the business combination had been completed as of January 1, 2001 (dollars in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
Net Interest Income Before Provision for Loan Losses	$33,000	$28,559	$64,934	$56,728
Net Income	13,256	10,351	25,095	20,211
Earnings per share
Basic	0.51	0.40	0.96	0.78
Diluted	0.50	0.39	0.95	0.77

NOTE 6: GOODWILL AND INTANGIBLE ASSETS—ADOPTION OF STATEMENT 142

        As of January 1, 2002, the Company had unamortized goodwill of $24.3 million and unamortized identifiable intangible assets of $11.7 million. In accordance with Statement 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The Company evaluated its existing identifiable intangible assets and determined that no reclassifications were necessary to conform to the new criteria in Statement 141 for recognition apart from goodwill. In addition, the Company has evaluated the useful lives and residual values of its identifiable intangible assets and determined that no amortization period adjustments were necessary and no identifiable intangible assets had indefinite lives. Furthermore, the Company performed a transitional impairment test during second quarter 2002. No transitional impairment loss was recognized or expected.

        A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows (dollars in thousands, except per share data). The earnings per share amounts for 2002 and 2001 have been restated to retroactively give effect to the three-for-two stock split effected as a stock dividend declared and distributed during June 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
Reported net income	$13,256	$9,742	$25,667	$19,040
Add: Goodwill amortization, net of tax	—	550	—	1,100

Adjusted net income	$13,256	$10,292	$25,667	$20,140

Basic earnings per share:
Reported net income	$0.51	$0.40	$1.00	$0.79
Add: Goodwill amortization, net of tax	—	0.03	—	0.04

Adjusted net income	$0.51	$0.43	$1.00	$0.83

Diluted earnings per share:
Reported net income	$0.50	$0.40	$0.99	$0.78
Add: Goodwill amortization, net of tax	—	0.02	—	0.05

Adjusted net income	$0.50	$0.42	$0.99	$0.83

        Changes in the carrying amount of goodwill are as follows (dollars in thousands):

Six Months Ended June 30, 2002
(Unaudited)
Balance as of January 1, 2002	$24,256
Goodwill acquired during the period	519

Balance as of June 30, 2002	$24,775

        Information regarding the Company's intangible assets follows (dollars in thousands):

	Carrying Amount	Accumulated Amortization	Net
June 30, 2002 (Unaudited)
Core deposit premium	$28,248	$(9,908)	$18,340
Data processing contract intangible	849	(10)	839
Non-compete agreements	916	(312)	604

Subtotal	30,013	(10,230)	19,783
Mortgage Servicing Rights (Included in Other Assets)	17,902	(477)	17,425

Total	$47,915	$(10,707)	$37,208

December 31, 2001
Core deposit premium	$19,504	$(8,417)	$11,087
Non-compete agreements	916	(261)	655

Total	$20,420	$(8,678)	$11,742

        Amortization expense for the three and six months ended June 30, 2002 was $896,000 and $1.6 million, respectively, for identifiable intangibles and $362,000 and $477,000 for the three and six months ended June 30, 2002, respectively, for mortgage servicing rights. The amortization of mortgage servicing rights is included in Loan Servicing Income, Net on the condensed consolidated statements of income and comprehensive income. Estimated amortization expense for identifiable intangibles and mortgage servicing rights for the five succeeding fiscal years is as follows (dollars in thousands):

Total
(Unaudited)
2002	$4,614
2003	5,143
2004	5,133
2005	5,112
2006	4,415

Total	$24,417

NOTE 7: RELATED PARTY TRANSACTION

        On March 12, 2002, the Company entered into an agreement with an affiliate of a Texas Regional Board member to purchase approximately 2.6 acres of land for $1.6 million. The property was purchased for a future branch location. The sale closed on May 28, 2002.

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

        Management's discussion and analysis of the Company's condensed consolidated financial condition and results of operations at the dates and for the periods indicated follows. This discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.

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

        Texas State Bank operates twenty-seven banking locations. Twenty-six banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. On February 22, 2002, the Company made its first acquisition outside of the Rio Grande Valley through the acquisition of Riverway Bank of Houston, Texas. On that date, the banking office of Riverway Bank became the Bank's twenty-seventh banking location. At June 30, 2002, Texas Regional had consolidated total assets of $3.5 billion, loans outstanding (net of unearned discount) of $2.1 billion, deposits of $3.0 billion, and shareholders' equity of $336.4 million.

        The Bank has also expanded the services that it provides to third party correspondent banks. The Bank's data processing center, for example, presently serves banks in the Rio Grande Valley in addition to providing data processing services for all of the Bank's banking locations. On January 31, 2002, the Bank acquired assets and data processing service contracts related to Frost National Bank's data operations center in Grapevine, Texas. Following that acquisition, the Bank now provides data processing services for 25 banks.

FINANCIAL CONDITION

Cash and Cash Equivalents

        The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $99.5 million at June 30, 2002. By comparison, the Company had $95.7 million in cash and cash equivalents at December 31, 2001, an increase of $3.8 million or 4.0%.

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

        At June 30, 2002 and December 31, 2001, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

        The following table presents the amortized cost and estimated fair value of securities at June 30, 2002 and December 31, 2001 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
June 30, 2002 (Unaudited)
U.S. Treasury	$501	$—	$—	$501
U.S. Government Agency	740,598	12,560	(81)	753,077
Mortgage-Backed	201,142	2,390	(275)	203,257
States and Political Subdivisions	68,385	1,346	(104)	69,627
Other	19,306	—	—	19,306

Total	$1,029,932	$16,296	$(460)	$1,045,768

December 31, 2001
U.S. Treasury	$401	$2	$—	$403
U.S. Government Agency	415,287	5,902	(1,516)	419,673
Mortgage-Backed	165,484	1,134	(1,004)	165,614
States and Political Subdivisions	60,232	446	(878)	59,800
Other	9,231	—	—	9,231

Total	$650,635	$7,484	$(3,398)	$654,721

Securities Held to Maturity
June 30, 2002 (Unaudited)
States and Political Subdivisions	$514	$35	$—	$549

Total	$514	$35	$—	$549

December 31, 2001
States and Political Subdivisions	$914	$36	$—	$950

Total	$914	$36	$—	$950

        Net unrealized holding gains on securities available for sale, net of related tax effect, of $10.1 million and $2.6 million for the six months ended June 30, 2002 and December 31, 2001, respectively, were reported in a separate component of shareholders' equity as accumulated other comprehensive income.

        Securities available for sale and securities held to maturity with carrying values of $1.0 billion and $514,000, respectively, at June 30, 2002 and $618.5 million and $794,000, respectively, at December 31, 2001 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

Loans Held for Sale

        Loans held for sale increased from $0 at December 31, 2001 compared to $37.7 million at June 30, 2002. These mortgage banking activities were assumed with the Riverway acquisition during first quarter 2002.

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

        The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in, Mexico. The Company's total cross-border credits at June 30, 2002 of $5.0 million represented 0.2% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

        Total loans held for investment of $2.1 billion at June 30, 2002 increased $439.0 million or 25.7% compared to December 31, 2001 levels of $1.7 billion. The Riverway acquisition accounted for $347.0 million of the increase. The increase in total loans for the six months ended June 30, 2002 reflects growth in all loan categories except Agricultural Mortgage and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Commercial	$602,753	$540,812
Commercial Tax-Exempt	19,192	13,832

Total Commercial Loans	621,945	554,644

Agricultural	61,135	57,995

Real Estate
Construction	248,826	151,935
Commercial Mortgage	791,440	621,699
Agricultural Mortgage	45,881	49,888
1-4 Family Mortgage	233,251	162,413

Total Real Estate	1,319,398	985,935

Consumer	146,535	111,427

Total Loans Held for Investment	$2,149,013	$1,710,001

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

        Nonperforming assets of $22.5 million at June 30, 2002 increased $647,000 or 3.0% compared to December 31, 2001 levels of $21.8 million. The increase was primarily due to a $1.5 million increase in foreclosed assets. Nonaccrual loans of $13.2 million at June 30, 2002 decreased $823,000 or 5.9% compared to $14.0 million at December 31, 2001. The decrease was attributable to a $1.2 million partial charge off on a loan. Cross-border nonaccrual loans at June 30, 2002 of $1.7 million remained unchanged compared to December 31, 2001.

        Foreclosed and other assets increased by $1.5 million or 18.9% to $9.3 million at June 30, 2002 compared to $7.8 million at December 31, 2001. The increase in foreclosed assets during 2002 was primarily attributable to the addition of foreclosed property totaling $1.3 million from one loan relationship. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

        Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at June 30, 2002 and December 31, 2001 that are not classified as nonaccrual totaled $4.0 million and $12.2 million, respectively. The decrease in accruing loans past due 90 days or more at June 30, 2002 as compared to the year ended December 31, 2001 was primarily a result of four relationships totaling $7.1 million that were either current or paid off as of June 30, 2002. In addition, a relationship in the amount of $1.1 million was transferred to other real estate. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans and foreclosed assets at June 30, 2002 decreased to 1.23% from 1.98% at December 31, 2001 due to the decrease in accruing loans 90 days or more past due.

        An analysis of the components of nonperforming assets follows (dollars in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Nonaccrual Loans	$13,211	$14,034
Restructured Loans	—	—

Nonperforming Loans	13,211	14,034
Foreclosed and Other Assets	9,266	7,796

Total Nonperforming Assets	22,477	21,830
Accruing Loans 90 Days or More Past Due	4,038	12,164

Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$26,515	$33,994

Nonperforming Loans as a % of Total Loans	0.61%	0.82%
Nonperforming Assets as a % of Total Loans and Foreclosed Assets	1.04	1.27
Nonperforming Assets as a % of Total Assets	0.64	0.84
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a % of Total Loans and Foreclosed Assets	1.23	1.98

        Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at June 30, 2002, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

        The allowance for loan losses at June 30, 2002 totaled $26.5 million, representing a net increase of $5.4 million or 25.9% compared to $21.1 million at December 31, 2001. The Riverway acquisition, during first quarter 2002, accounted for $4.3 million of the increase. Management believes that the allowance for loan losses at June 30, 2002 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

        The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
Balance at Beginning of Period	$26,024	$19,837	$21,050	$19,458
Balance from Acquisition	—	—	4,333	—
Provision for Loan Losses	3,023	1,188	5,705	2,926
Charge-Offs
Commercial	2,332	765	4,097	1,811
Agricultural	—	10	13	12
Real Estate	60	6	62	43
Consumer	347	368	817	790

Total Charge-Offs	2,739	1,149	4,989	2,656

Recoveries
Commercial	52	43	98	59
Agricultural	—	2	3	3
Real Estate	2	1	20	1
Consumer	132	66	274	197

Total Recoveries	186	112	395	260

Net Charge-Offs	2,553	1,037	4,594	2,396

Balance at End of Period	$26,494	$19,988	$26,494	$19,988

Ratio of Allowance for Loan Losses to Loans Outstanding, Net of Unearned Discount	1.23%	1.23%	1.23%	1.23%
Ratio of Allowance for Loan Losses to Nonperforming Loans	200.55	153.75	200.55	153.75
Ratio of Net Charge-Offs to Average Total Loans Outstanding, Net of Unearned Discount	0.48	0.26	0.46	0.30

Premises and Equipment, Net

        Premises and equipment of $88.6 million at June 30, 2002 increased by $13.0 million or 17.2% compared to December 31, 2001 levels of $75.6 million. The increase resulted primarily from $5.4 million of premises and equipment acquired in the Riverway acquisition during first quarter 2002 and $6.2 million for the purchase of an aircraft during second quarter 2002.

Goodwill and Identifiable Intangibles

        Goodwill of $24.8 million at June 30, 2002 increased $519,000 or 2.1% compared to $24.3 million at December 31, 2001. The increase is attributable to $519,000 in goodwill added with the Riverway acquisition. Identifiable intangibles of $19.8 million at June 30, 2002 increased $8.0 million or 68.5% compared to $11.7 million at December 31, 2001. Identifiable intangibles increased as a result of $849,000 and $8.7 million associated with the Grapevine data operations center acquisition acquired from Frost National Bank and Riverway Bank acquisition, respectively. The increases were offset by amortization of $1.6 million for the six months ended June 30, 2002.

Deposits

        Total deposits of $3.0 billion at June 30, 2002 increased $723.2 million or 32.3% compared to December 31, 2001 levels of $2.2 billion. The increase in total deposits is primarily attributable to

$504.6 million added with the Riverway acquisition during first quarter 2002, as well as growth in the volume of business conducted by the Company. The following table presents the composition of total deposits (dollars in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Demand Deposits
Commercial and Individual	$396,209	$326,733
Public Funds	3,193	4,131

Total Demand Deposits	399,402	330,864

Interest-Bearing Deposits
Savings
Commercial and Individual	129,756	117,732
Public Funds	362	310
Money Market Checking and Savings
Commercial and Individual	506,805	436,846
Public Funds	248,148	124,241
Time Deposits
Commercial and Individual	1,184,264	906,535
Public Funds	490,348	319,349

Total Interest-Bearing Deposits	2,559,683	1,905,013

Total Deposits	$2,959,085	$2,235,877

Other Borrowed Money

        Other Borrowed Money of $185.4 million at June 30, 2002 increased $114.6 million or 162.1% compared to December 31, 2001 levels of $70.7 million. The increase in Other Borrowed Money is primarily attributable to $143.1 million added with the Riverway acquisition during first quarter 2002. Other Borrowed Money assumed with the Riverway acquisition consisted of $123.7 million of securities sold under repurchase agreements, $15.0 million in trust preferred securities and $4.4 million in subordinated debentures.

        The components of other borrowed money are as follows (dollars in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$101,953	$70,709
Federal Home Loan Bank Advances	64,000	—
Trust Preferred Securities	15,000	—
Subordinated Debentures	4,400	—

Total Borrowed Money	$185,353	$70,709

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

        At June 30, 2002, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $335.7 million from the Federal Home Loan Bank, of which $64.0 million was advanced at June 30, 2002.

Shareholders' Equity

        Shareholders' equity increased by $71.2 million or 26.8% during the six months ended June 30, 2002 primarily due to $40.8 million added with the Riverway acquisition, as well as comprehensive income of $33.2 million less cash dividends of $5.7 million. Comprehensive income for the period included net income of $25.7 million and unrealized gain on securities available for sale, net of tax, of $7.6 million.

        Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of June 30, 2002 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$322,388	13.53%	$190,618	8.00%	$238,272	10.00%
Tier I Capital (to Risk-Weighted Assets)	295,894	12.42	95,309	4.00	142,963	6.00
Tier I Capital (to Average Assets)	295,894	8.73	135,615	4.00	169,519	5.00
As of December 31, 2001
Total Capital (to Risk-Weighted Assets)	$247,727	13.54%	$146,401	8.00%	$183,001	10.00%
Tier I Capital (to Risk-Weighted Assets)	226,677	12.39	73,200	4.00	109,801	6.00
Tier I Capital (to Average Assets)	226,677	9.05	100,161	4.00	125,201	5.00
Texas State Bank
As of June 30, 2002 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$302,251	12.70%	$190,460	8.00%	$238,075	10.00%
Tier I Capital (to Risk-Weighted Assets)	275,757	11.58	95,230	4.00	142,845	6.00
Tier I Capital (to Average Assets)	275,757	8.14	135,580	4.00	169,475	5.00
As of December 31, 2001
Total Capital (to Risk-Weighted Assets)	$235,733	12.88%	$146,373	8.00%	$182,967	10.00%
Tier I Capital (to Risk-Weighted Assets)	214,683	11.73	73,187	4.00	109,780	6.00
Tier I Capital (to Average Assets)	214,683	8.58	100,142	4.00	125,178	5.00

        At June 30, 2002, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal

Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

Net Income

        Net income was $13.3 million and $9.7 million and earnings per diluted common share were $0.50 and $0.40 for the three months ended June 30, 2002 and 2001, respectively. Net income increased due to sustained loan growth. Return on assets averaged 1.55% and 1.58% while return on shareholders' equity averaged 16.43% and 16.02% for the three months ended June 30, 2002 and 2001, respectively.

        For the six months ended June 30, 2002, net income was $25.7 million compared to $19.0 million for the same period in 2001, representing an increase of $6.6 million or 34.8%. Earnings per diluted common share were $0.99 and $0.78 for the six months ended June 30, 2002 and 2001, respectively. Return on assets averaged 1.62% and return on shareholders' equity averaged 16.62% for the six months ended June 30, 2002 compared to 1.57% and 16.06%, respectively, for the same period in 2001.

Interest Income

        Total interest income for the three months ended June 30, 2002 was $51.8 million, an increase of $5.2 million or 11.2% from the three months ended June 30, 2001. For the six months ended June 30, 2002, interest income was $97.6 million, reflecting a $2.5 million or 2.6% increase from the same period in 2001. This increase in interest income is due to a $900.8 million or 39.8% increase in average interest-earning assets to $3.2 billion for the three months ended June 30, 2002 from the same period in 2001. Average interest-earning assets increased by $678.9 million or 30.2% to $2.9 billion for the six months ended June 30, 2002 compared to the same period in 2001. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the Riverway acquisition during first quarter 2002. Although average interest-earning assets increased substantially, the growth in interest income was hampered by interest rate reductions driven by the Federal Reserve monetary policy.

        Interest income on loans held for investment increased $2.0 million or 5.5% to $39.1 million for the three months ended June 30, 2002 compared to the same period in 2001. A $514.7 million or 32.0% increase in average loans outstanding over the same period in 2001 propelled the increase. This was partially offset by a 186 basis point decrease in the yield on loans as a result of declining interest rates. The increase in average loans outstanding is primarily due to the Riverway acquisition. Interest income on securities increased to $12.1 million, reflecting a $2.8 million or 29.7% increase from the prior comparable period. This increase was attributable to a $358.9 million increase in average securities, up 56.9% compared to the three months ended June 30, 2001. The increase was hindered by a 107 basis point decrease in the yield on average securities during second quarter 2002 compared to the same period in 2001.

        For the six months ended June 30, 2002, interest income on loans held for investment decreased $1.1 million or 1.5% to $74.8 million, down from $76.0 million for the same period in 2001. Although average loans outstanding increased by $389.6 million or 24.2% to $2.0 billion for the six months ended June 30, 2002 compared to the same period in 2001, a decrease of 198 basis points in the yield on loans outstanding over the comparable prior year period propelled the decrease. Interest income on securities increased to $21.8 million, an increase of $3.0 million or 16.2% from the prior period. The increase was principally related to an increase in average securities to $887.7 million for the six months ended June 30, 2002, an increase of 42.7% from the same period last year. This was partially offset by a 115 basis point decrease in the yield on securities.

Interest Expense

        Interest expense decreased to $18.8 million for the three months ended June 30, 2002 compared to $22.3 million for the same period in 2001, representing a decrease of $3.4 million or 15.3%. The decrease was primarily due to a decrease in the cost of funds by 190 basis points during second quarter 2002 compared to the same period in 2001 due to declining market rates. Interest expense on deposits decreased by $4.8 million or 22.1% to $16.9 million for second quarter 2002 compared to the comparable period in 2001. The decrease reflects the effects of interest rate reductions made by the Company since June 30, 2001, as well as the offsetting effect of an increase in average interest bearing deposits by $634.7 million or 34.3% to $2.5 billion for second quarter 2002 compared with second quarter 2001. The increase in average interest-bearing deposits was primarily attributable to the Riverway acquisition during first quarter 2002. Interest expense on other borrowed money increased $1.4 million or 225.7% to $2.0 million for the three months ended June 30, 2002 compared to the same period in 2001. The increase is primarily due to interest expense on $143.1 million of other borrowed money assumed with the Riverway acquisition.

        For the six months ended June 30, 2002, interest expense was $35.3 million compared to $46.3 million for the same period in 2001. The decrease in interest expense was primarily attributable to a 207 basis point decrease in the cost of funds during the six months ended June 30, 2002 from the comparable period in 2001 resulting from declining rates. Interest expense on deposits totaled $32.3 million for the six months ended June 30, 2002 reflecting a decrease of $12.7 million or 28.2% compared to the same prior year period. Although average interest bearing deposits increased by $475.5 million or 25.8% during the six months ended June 30, 2002, a decrease of 212 basis points in the rate paid on deposits propelled the decrease. Interest expense on other borrowed money increased to $3.1 million of the six months ended June 30, 2002 compared to $1.4 million for the same prior year period. The increase is primarily due to interest expense on the other borrowed money assumed with the Riverway acquisition.

Net Interest Income

        Net interest income, reported on a tax equivalent basis, was $33.5 million for the three months ended June 30, 2002, compared with $24.8 million for the same period in 2001, an increase of $8.7 million or 35.1%. For the six months ended June 30, 2002, net interest income increased $13.6 million or 27.4% to $63.2 million from $49.6 million for the same period in 2001. The increase in net interest income during the three and six months ended June 30, 2002 was largely due to growth in average interest-earning assets, primarily loans.

        The net interest margin was 4.25% for the three months ended June 30, 2002, compared with 4.39% for the same period in 2001. The net interest margin was 4.36% for the six months ended June 30, 2002, down from 4.46% for the same period in 2001.

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

	Three Months Ended
	June 30, 2002			June 30, 2001
Taxable-Equivalent Basis(1)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$41,011	$628	6.14%	$—	$—	—%
Loans Held for Investment
Commercial	682,182	10,737	6.31	584,759	12,682	8.70
Real Estate	1,291,721	24,972	7.75	906,130	21,076	9.33
Consumer	150,817	3,486	9.27	119,173	3,417	11.50

Total Loans Held for Investments	2,124,720	39,195	7.40	1,610,062	37,175	9.26

Securities
Taxable	928,871	11,427	4.93	584,113	8,791	6.04
Tax-Exempt	60,690	1,039	6.87	46,569	829	7.14

Total Securities	989,561	12,466	5.05	630,682	9,620	6.12

Time Deposits	931	13	5.60	1,590	22	5.55
Federal Funds Sold	6,808	30	1.77	19,896	225	4.54

Total Interest-Earning Assets	3,163,031	$52,332	6.64%	2,262,230	$47,042	8.34%

Cash and Due from Banks	103,562			71,062
Premises and Equipment, Net	86,421			75,768
Other Assets	111,916			80,019
Allowance for Loan Losses	(27,251)			(20,457)

Total Assets	$3,437,679			$2,468,622

Liabilities
Interest-Bearing Liabilities
Savings	$130,204	$399	1.23%	$114,881	$559	1.95%
Money Market Checking And Savings	753,043	2,930	1.56	500,997	3,738	2.99
Time Deposits	1,601,690	13,553	3.39	1,234,321	17,361	5.64

Total Savings and Time Deposits	2,484,937	16,882	2.72	1,850,199	21,658	4.70

Other Borrowed Money	213,400	1,964	3.69	48,075	603	5.03

Total Interest-Bearing Liabilities	2,698,337	$18,846	2.80%	1,898,274	$22,261	4.70%

Demand Deposits	397,783			304,556
Other Liabilities	17,885			21,893

Total Liabilities	3,114,005			2,224,723

Shareholders' Equity	323,674			243,899

Total Liabilities and Shareholders' Equity	$3,437,679			$2,468,622

Net Interest Income		$33,486			$24,781

Net Yield on Total Interest Earning Assets			4.25%			4.39%

(1)
For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate). Income on a tax equivalent basis is not considered GAAP.

(2)
Annualized.

	Six Months Ended
	June 30, 2002			June 30, 2001
Taxable-Equivalent Basis(1)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$29,965	$856	5.76%	$—	$—	—%
Loans Held for Investment
Commercial	660,340	21,473	6.56	580,101	26,369	9.17
Real Estate	1,199,469	46,871	7.88	909,407	43,010	9.54
Consumer	140,326	6,704	9.63	120,981	6,884	11.47

Total Loans Held for Investment	2,000,135	75,048	7.57	1,610,489	76,263	9.55

Securities
Taxable	827,041	20,485	4.99	575,175	17,700	6.21
Tax-Exempt	60,627	2,087	6.94	46,779	1,672	7.21

Total Securities	887,668	22,572	5.13	621,954	19,372	6.28

Time Deposits	942	27	5.78	1,921	55	5.77
Federal Funds Sold	6,519	56	1.73	12,010	278	4.67

Total Interest-Earning Assets	2,925,229	$98,559	6.79%	2,246,374	$95,968	8.62%

Cash and Due from Banks	105,001			70,416
Premises and Equipment, Net	82,206			75,936
Other Assets	100,890			79,712
Allowance for Loan Losses	(25,637)			(20,380)

Total Assets	$3,187,689			$2,452,058

Liabilities
Interest-Bearing Liabilities
Savings	$127,136	815	1.29%	$113,746	$1,171	2.08%
Money Market Checking And Savings	705,898	5,461	1.56	494,708	8,190	3.34
Time Deposits	1,483,128	25,986	3.53	1,232,166	35,601	5.83

Total Savings and Time Deposits	2,316,162	32,262	2.81	1,840,620	44,962	4.93

Other Borrowed Money	163,231	3,080	3.81	51,489	1,372	5.37

Total Interest-Bearing Liabilities	2,479,393	$35,342	2.87%	1,892,109	$46,334	4.94%

Demand Deposits	377,176			299,173
Other Liabilities	19,660			21,709

Total Liabilities	2,876,229			2,212,991

Shareholders' Equity	311,460			239,067

Total Liabilities and Shareholders' Equity	$3,187,689			$2,452,058

Net Interest Income		$63,217			$49,634

Net Yield on Total Interest Earning Assets			4.36%			4.46%

(1)
For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate). Income on a tax equivalent basis is not considered GAAP.

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

	Three Months Ended June 30, 2002 Compared to 2001				Six Months Ended June 30, 2002 Compared to 2001
		Due to Change in				Due to Change in
Taxable-Equivalent Basis(1)	Net Change			Rate/ Volume	Net Change			Rate/ Volume
		Volume	Rate			Volume	Rate
	(Unaudited)
Interest Income
Loans Held for Sale	$628	$628	$—	$—	$856	$856	$—	$—
Loans Held for Investment	2,020	11,883	(7,474)	(2,389)	(1,215)	18,451	(15,835)	(3,831)
Securities
Taxable	2,636	5,187	(1,604)	(947)	2,785	7,750	(3,453)	(1,512)
Tax-Exempt	210	252	(32)	(10)	415	495	(62)	(18)
Time Deposits in Bank	(9)	(9)	—	—	(28)	(28)	—	—
Federal Funds Sold	(195)	(148)	(137)	90	(222)	(127)	(175)	80

Total Interest Income	5,290	17,793	(9,247)	(3,256)	2,591	27,397	(19,525)	(5,281)

Interest Expense
Deposits	(4,776)	7,430	(9,088)	(3,118)	(12,700)	11,617	(19,324)	(4,993)
Other Borrowed Money	1,361	2,074	(161)	(552)	1,708	2,977	(400)	(869)

Total Interest Expense	(3,415)	9,504	(9,249)	(3,670)	(10,992)	14,594	(19,724)	(5,862)

Net Interest Income Before Allocation of Rate/Volume	8,705	8,289	2	414	13,583	12,803	199	581
Allocation of Rate/Volume	—	(283)	697	(414)	—	(591)	1,172	(581)

Changes in Net Interest Income	$8,705	$8,006	$699	$—	$13,583	$12,212	$1,371	$—

(1)
For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 2002 and 2001).

PROVISION FOR LOAN LOSSES

        The Company recorded a provision for loan losses of $3.0 million for the three months ended June 30, 2002, compared to $1.2 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, the Company recorded a provision for loan losses of $5.7 million compared to $2.9 million for the same period in 2001 as a result of management's assessment of current regional economic conditions and probable losses in the portfolio. Net charge-offs totaled $2.6 million and $4.6 million for the three and six months ended June 30, 2002, respectively, compared to $1.0 million and $2.4 million for the same comparable periods and increased to 0.46% of average loans during the six months ended June 30, 2002 compared to 0.30% of average loans during the same period in 2001.

        Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate. Management bases its decision on many factors which include historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, specific provisions for individual nonperforming loans, regulatory policies, generally accepted accounting principles, and general economic conditions, particularly as they relate to the Company's lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the "Allowance for Loan Losses." section of this report.

NONINTEREST INCOME

        The Company's primary sources of Noninterest Income are service charges on deposit accounts, other banking service related fees, and data processing service fees. Noninterest Income totaled $9.5 million for the three months ended June 30, 2002 compared to $6.7 million for 2001. Excluding Net Realized Gains on Sales of Securities Available for Sale, Noninterest Income increased $2.4 million or 37.8% from 2001. For the six months ended June 30, 2002, Noninterest Income totaled $18.9 million, up from $13.0 million for the same period in 2001. Noninterest Income for the six months ended June 30, 2002, excluding Net Realized Gains on Securities Available for Sale, increased $5.0 million or 39.2% over the same period in 2001. The majority of the increase is attributable to an increase in total service charges and data processing fees.

        Total Service Charges of $6.2 million for the three months ended June 30, 2002 increased $1.6 million or 34.7% compared to $4.6 million for the same period in 2001. Total Service Charges were $12.1 million for the six months ended June 30, 2002 compared to $9.1 million for the same period in 2001. The increase in Total Service Charges was attributable to a $1.1 million or 40.6% and a $2.1 million or 42.6% increase in non-sufficient and return item charges for the three and six months ended June 30, 2002, respectively. The increase resulted from an increase in deposit growth primarily resulting from the Riverway acquisition, and the introduction of two new products. In June 2001, the Company launched its Free Checking program, which allows credit worthy depositors a $400 overdraft privilege after satisfying certain conditions, and its Overdraft privilege program, which allows credit worthy account holders, except free checking account holders, a $700 overdraft privilege. Although the account holdders are still subject to non-sufficient check charges, they avoid additional charges from the retailer.

        Trust Service Fees of $649,000 for the three months ended June 30, 2002 increased $27,000 or 4.3% compared to $622,000 for comparable prior year period. Trust Service Fees were $1.3 million for the six months ended June 30, 2002 compared to $1.2 million for the same period in 2001, increasing by $51,000 or 4.1%. The increase in Trust Service Fees is reflective of the increase in the average fair value of trust accounts managed by 16.9% and 16.2% during the three and six months ended June 30, 2002, respectively, compared to prior comparable periods. The fair market value of assets managed at June 30, 2002 was $481.7 million compared to $441.0 million at December 31, 2001 and $416.2 million a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

        Net Realized Gains on Sales of Securities Available for Sale for the three months ended June 30, 2002 totaled $618,000 compared to $239,000 for the same period in 2001. For the six months ended June 30, 2002, Net Realized Gains on Sales of Securities Available for Sale totaled $1.1 million compared to $250,000 for the comparable period in 2001. During 2002, Texas Regional sold various securities that had unrealized gains and were likely to be called during late 2002. Net unrealized holding gains on securities available for sale, net of tax, totaled $10.1 million at June 30, 2002. See "Shareholders' Equity".

        Data Processing Service Fees of $1.6 million for the three months ended June 30, 2002 increased $833,000 or 105.0% compared to $793,000 for the same period last year. During the six months ended June 30, 2002, Data Processing Service Fees increased $1.6 million or 101.6% to $3.1 million compared to $1.5 million during the same period in 2001. Data processing fees increased due to the acquisition of the Grapevine data processing center and related data processing contracts during first quarter 2002, which increased the number of data processing clients from 8 to 25.

        Other Operating Income of $25,000 for the three months ended June 30, 2002 decreased $452,000 or 94.8% compared to $477,000 for the same 2001 period. During the six months ended June 30, 2002, Other Operating Income decreased $203,000 or 23.4% to $664,000 compared to $867,000 during the same period in 2001. The decrease during the three and six months ended June 30, 2002 compared to the same period in 2001 was partially attributable to a $340,000 loss recognized on the disposal of obsolete computer equipment during second quarter 2002. No large losses on disposals were recognized during the six months ended June 30, 2001.

NONINTEREST EXPENSE

        Noninterest Expense of $19.7 million for the three months ended June 30, 2002 increased $4.7 million or 31.0% compared to $15.1 million for 2001. For the six months ended June 30, 2002, Noninterest Expense totaled $36.7 million, an increase of $7.2 million or 24.6%, from $29.5 million for the same period in 2001. The efficiency ratio of expense to total revenue was 46.33% for the three months ended June 30, 2002 compared to 47.80% for the same period in 2001. For the six months ended June 30, 2002, the efficiency ratio was 45.14%, up from 46.90% for 2001. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

        Salaries and Employee Benefits, the largest category of Noninterest Expense, of $9.8 million for the three months ended June 30, 2002 increased $2.4 million or 32.9% compared to the same period last year of $7.4 million. Salary and Employee Benefits for the six months ended June 30, 2002 totaled $18.5 million, reflecting an increase of $4.3 million or 30.0% from the comparable prior year period. The increase reflects increases in base salaries and higher levels of staff, including staff acquired as a result of the Riverway acquisition and the Grapevine data processing center acquisition. In addition, an increase in medical insurance premiums resulted in an increase of $434,000 and $535,000 during the three and six months ended June 30, 2002, respectively, compared to the same prior year periods. The number of full-time equivalent employees of 1,106 at June 30, 2002 represents an increase of 17.7% from 940 at June 30, 2001. Salaries and Employee Benefits averaged 1.14% of average assets for the three months ended June 30, 2002 compared to 1.20% for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, Salaries and Employee Benefits averaged 1.17% of average assets.

        Net Occupancy Expense totaled $1.5 million for the three months ended June 30, 2002 compared to $1.1 million reported for second quarter 2001, increasing by $376,000 or 33.8%. For the six months ended June 30, 2002, Net Occupancy Expense increased $497,000 or 22.8% to $2.7 million compared to the same period a year ago. The increase was primarily attributable to occupancy expenses incurred at the new Houston location acquired in the Riverway acquisition.

        Equipment Expense of $2.2 million for the three months ended June 30, 2002 increased $609,000 or 38.5% from $1.6 million reported for the same period in 2001. For the six months ended June 30, 2002, Equipment Expense totaled $4.0 million, reflecting an increase of $839,000 or 26.8% compared to the same period in 2001. The increase is primarily the result of equipment expenses incurred in the new Houston location and a $211,000 and $344,000 increase in equipment service contracts during the three and six months ended June 30, 2002, respectively, compared to the same prior year periods.

        Other Real Estate Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net of $81,000 for the three months ended June 30, 2002 decreased $43,000 or 34.7% from $124,000 for the three months ended June 30, 2001. During the six months ended June 30,

2002, Other Real Estate Expense, Net totaled $162,000, resulting in a decrease of $50,000 or 23.6% compared to $212,000 for the same period in 2001. The decreases resulted from a $69,000 and $73,000 decrease in direct expenses in one property managed by TSB Properties, a wholly-owned subsidiary of the Bank, for the three and six months ended June 30, 2002, respectively, compared to the same comparable periods in 2001. Management is actively seeking buyers for all Other Real Estate.

        Amortization of Goodwill was $0 for the three and six months ended June 30, 2002 compared to $574,000 and $1.1 million for the same periods in 2001. The Company adopted Statement 142 as of January 1, 2002 and no longer amortizes goodwill.

        Amortization of Identifiable Intangibles of $896,000 for the three months ended June 30, 2002 increased $362,000 or 67.8% compared to $534,000 for the same period in 2001. For the six months ended June 30, 2002, amortization of identifiable intangibles increased $497,000 or 46.5% to $1.6 million compared to the same prior year period. The increase was attributable to the amortization on $8.7 million of core deposit intangible added in first quarter 2002 with the Riverway acquisition.

        A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
Salaries and Wages	$7,447	$5,646	$14,071	$10,935
Employee Benefits	2,346	1,723	4,392	3,268

Total Salaries and Employee Benefits	9,793	7,369	18,463	14,203

Net Occupancy Expense	1,488	1,112	2,676	2,179

Equipment Expense	2,192	1,583	3,964	3,125

Other Real Estate Expense, Net
Rent Income	(184)	(195)	(322)	(311)
Gain on Sale	(40)	(27)	(156)	(41)
Expenses	305	346	640	564

Total Other Real Estate Expense, Net	81	124	162	212

Amortization of Goodwill	—	574	—	1,147

Amortization of Identifiable Intangibles	896	534	1,565	1,068

Other Noninterest Expense
Advertising and Public Relations	650	499	1,342	1,129
Data Processing and Check Clearing	682	494	1,349	991
Director Fees	115	88	228	183
Franchise Tax	21	67	107	152
Insurance	177	89	256	145
FDIC Insurance	159	100	283	200
Legal	493	289	755	696
Professional Fees	749	380	1,468	813
Postage, Delivery and Freight	363	250	708	498
Printing, Stationery and Supplies	620	434	1,112	854
Telephone	231	178	425	352
Other Losses	206	380	432	603
Miscellaneous Expense	817	525	1,431	933

Total Other Noninterest Expense	5,283	3,773	9,896	7,549

Total Noninterest Expense	$19,733	$15,069	$36,726	$29,483

Income Tax Expense

        The Company recorded Income Tax Expense of $6.5 million for the three months ended June 30, 2002 compared to $5.1 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, Income Tax Expense totaled $13.0 million, representing an increase of $2.7 million or 26.0% compared to the same prior year period. The increase in income tax is primarily due to an increased level of pretax income for the three and six months ended June 30, 2002 compared to the same periods in 2001. The Company's effective tax rate for the six months ended June 30, 2002 was 33.7% compared to 35.2% for the same period in 2001. The decrease in the effective tax rate is due to the bank no longer amortizing goodwill, which was nondeductible for income tax purposes.

CAPITAL AND LIQUIDITY

        Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2002, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.53%, a Tier I risk-based capital ratio of 12.42%, and a leverage ratio of 8.73%.

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

        Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At June 30, 2002, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, was 35.2% compared to 30.3% at December 31, 2001.

        Liability liquidity is provided by access to core funding sources, principally various customers' interest-bearing and noninterest-bearing deposit accounts in the Company's trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. At June 30, 2002, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $335.7 million from the Federal Home Loan Bank, of which $64.0 million was advanced at June 30, 2002. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

        At June 30, 2002, the Company had outstanding commitments to extend credit of approximately $336.4 million and standby letters of credit of approximately $18.9 million.

        During the six months ended June 30, 2002, funds for $296.1 million of securities purchases and $99.1 million of net loan growth came from various sources, including $160.5 million of proceeds from security sales and maturities, a net increase in deposits of $218.7 million and $44.4 million from operating activities.

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

CRITICAL ACCOUNTING POLICIES

        The Company considers its Allowance for Loan Losses policy as a policy critical to the sound operations of the Company. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that are identified as probable during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See "Allowance for Loan Losses—Critical Accounting Policy" and "Provision for Loan Losses" for further information regarding the Company's provision and allowance for loan losses policy.

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

        The following table summarizes the simulated change in net interest income over a 12-month period as of June 30, 2002 and December 31, 2001 (dollars in thousands):

		Increase (Decrease) in Net Interest Income
Changes in Interest Rates (Basis Points)	Estimated Net Interest Income
		Amount	Percent
June 30, 2002 (Unaudited)
+100	$139,712	$328	0.2%
—	139,384	—	—
-100	137,198	(2,186)	(1.6)
December 31, 2001
+100	117,533	1,188	1.0
—	116,345	—	—
-100	114,879	(1,466)	(1.3)

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company faces routine litigation and other legal proceedings arising in the normal course of business. In the opinion of management, liabilities (if any) arising from such litigation and other legal proceedings will not have a material adverse effect upon the business, consolidated results of operations or financial position of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Corporation was held on April 22, 2002. The following matter was submitted to a vote of the Corporation's shareholders.

        Election of all ten director nominees was approved.

Nominee	Total Votes For	Total Votes Withheld
Morris Atlas	15,336,623	372,327
Frank N. Boggus	15,415,076	293,874
Robert G. Farris	15,632,389	76,561
C. Kenneth Landrum, M.D.	15,455,047	253,903
David L. Lane	15,610,999	97,951
Jack H. Mayfield, Jr.	15,612,042	96,908
Glen E. Roney	14,559,381	1,149,569
Julie G. Uhlhorn	15,451,653	257,297
Jack Whetsel	15,632,214	76,736
Mario Max Yzaguirre	15,422,154	286,796

        The 2002 Incentive Stock Option Plan was approved.

Total Votes For	Total Votes Withheld	Total Votes Against
14,181,396	76,075	1,451,479

        The 2002 Nonstatutory Stock Option Plan was approved.

Total Votes For	Total Votes Withheld	Total Votes Against
13,998,821	83,187	1,626,942

        The appointment of KPMG LLP as the Company's independent auditors for the year 2002 was ratified.

Total Votes For	Total Votes Withheld	Total Votes Against
15,482,848	12,599	213,503

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)
Exhibits—The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

    Exhibit 99.1—Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 99.2—Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports of Form 8-K

  Texas Regional Bancshares, Inc. has filed a Current Report on Form 8-K, dated July 2, 2002, concerning the execution of a letter of intent for Texas Regional to acquire through merger San Juan Bancshares, Inc. The Current Report on Form 8-K was filed under Item 5 of Form 8-K, and no financial information concerning Texas Regional or San Juan Bancshares, Inc. was required to be filed therewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC. (Registrant)
August 13, 2002	/s/ G. E. RONEY Glen E. Roney Chairman of the Board, President & Chief Executive Officer
August 13, 2002	/s/ R. T. PIGOTT, JR. R. T. Pigott, Jr. Executive Vice President & Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Dollars in Thousands, Except Share Data)
Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Income and Comprehensive Income (Dollars in Thousands, Except Per Share Data)
Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Changes In Shareholders' Equity (Dollars in Thousands)
Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Dollars in Thousands)
TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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