Form 10-Q
period 2002-09-30
TEXAS REGIONAL BANCSHARES INC
filed 2002-11-14
CIK 787648

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☐ Not yet applicable ☒

        There were 26,336,880 shares of the registrant's Class A Voting Common Stock, $1.00 par value, outstanding as of November 13, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Dollars in Thousands, Except Share Data)	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and Due From Banks	$107,175	$95,606
Interest-Bearing Deposits at Other Banks	391	96
Federal Funds Sold	11,300	—

Total Cash and Cash Equivalents	118,866	95,702
Time Deposits	596	495
Securities Available for Sale, at Fair Value	1,079,036	654,721
Securities Held to Maturity, at Amortized Cost (Fair Value of $453 in 2002 and $950 in 2001)	414	914
Loans Held for Sale	41,089	—
Loans Held for Investment, Net of Unearned Discount of $1,318 in 2002 and $2,116 in 2001	2,189,039	1,710,001
Less: Allowance for Loan Losses	(26,827)	(21,050)

Net Loans	2,162,212	1,688,951
Premises and Equipment	88,168	75,576
Accrued Interest Receivable	28,294	22,728
Other Real Estate	8,809	7,085
Goodwill	24,775	24,256
Identifiable Intangibles	18,830	11,742
Other Assets	32,761	8,642

Total Assets	$3,603,850	$2,590,812

Liabilities
Deposits
Demand	$422,701	$330,864
Savings	129,342	118,042
Money Market Checking and Savings	789,276	561,087
Time Deposits	1,639,457	1,225,884

Total Deposits	2,980,776	2,235,877
Other Borrowed Money	234,490	70,709
Accounts Payable and Accrued Liabilities	28,466	18,967

Total Liabilities	3,243,732	2,325,553

Commitments and Contingencies
Shareholders' Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock—Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 26,326,900 Shares in 2002 and 16,236,481 Shares in 2001	26,327	16,236
Paid-In Capital	181,265	137,027
Retained Earnings	131,948	109,412
Accumulated Other Comprehensive Income, Net of Tax	20,578	2,584

Total Shareholders' Equity	360,118	265,259

Total Liabilities and Shareholders' Equity	$3,603,850	$2,590,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Income and Comprehensive Income (Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Interest Income
Loans Held for Sale	$609	$—	$1,465	$—
Loans Held for Investment, Including Fees	39,714	36,250	114,556	112,226
Securities
Taxable	10,754	8,615	31,239	26,315
Tax-Exempt	767	578	2,093	1,652
Interest-Bearing and Time Deposits	27	18	54	73
Federal Funds Sold	36	147	92	425

Total Interest Income	51,907	45,608	149,499	140,691

Interest Expense
Deposits	16,673	19,786	48,935	64,748
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	1,072	581	2,932	1,739
Federal Home Loan Bank Advances	593	19	1,182	233
Trust Preferred Securities	326	—	800	—
Subordinated Debentures	110	—	267	—

Total Interest Expense	18,774	20,386	54,116	66,720

Net Interest Income Before Provision for Loan Losses	33,133	25,222	95,383	73,971
Provision for Loan Losses	2,950	2,783	8,655	5,709

Net Interest Income After Provision for Loan Losses	30,183	22,439	86,728	68,262

Noninterest Income
Service Charges on Deposit Accounts	5,261	4,753	14,713	12,018
Other Service Charges	1,229	796	3,916	2,651
Trust Service Fees	743	620	2,040	1,866
Net Realized Gains on Sales of Securities Available for Sale	1,885	656	2,961	906
Data Processing Service Fees	1,676	823	4,784	2,365
Loan Servicing Income, Net	84	—	661	—
Other Noninterest Income	435	355	1,099	1,222

Total Noninterest Income	11,313	8,003	30,174	21,028

Noninterest Expense
Salaries and Employee Benefits	9,412	7,310	27,875	21,513
Net Occupancy Expense	1,481	1,142	4,157	3,321
Equipment Expense	2,362	1,827	6,326	4,952
Other Real Estate Expense, Net	152	157	314	369
Amortization of Goodwill	—	574	—	1,721
Amortization of Identifiable Intangibles	961	533	2,526	1,601
Other Noninterest Expense, Net	5,134	3,475	15,030	11,024

Total Noninterest Expense	19,502	15,018	56,228	44,501

Income Before Income Tax Expense	21,994	15,424	60,674	44,789
Income Tax Expense	7,732	5,328	20,745	15,653

Net Income	14,262	10,096	39,929	29,136
Other Comprehensive Income, Net of Tax
Net Unrealized Gains on Securities Available for Sale Net Unrealized Holding Gains Arising During Period	11,656	5,788	19,919	10,552
Less: Reclassification Adjustment for Net Realized Gains Included in Net Income	1,225	426	1,925	589

Total Other Comprehensive Income	10,431	5,362	17,994	9,963

Comprehensive Income	$24,693	$15,458	$57,923	$39,099

Net Income Per Common Share
Basic	$0.54	$0.42	$1.54	$1.21
Diluted	0.54	0.41	1.53	1.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Changes In Shareholders' Equity (Dollars in Thousands)	Common Stock— Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(Unaudited)
Nine Months Ended September 30, 2002
Balance, Beginning of Period	$16,236	$137,027	$109,412	$2,584	$265,259
Net Income	—	—	39,929	—	39,929
Unrealized Gains on Securities, Net of Tax and Reclassification Adjustment	—	—	—	17,994	17,994

Total Comprehensive Income	—	—	39,929	17,994	57,923

Exercise of Stock Options, 165,048 Shares of Class A Common Stock	165	3,932	—	—	4,097
Three-For-Two Stock Split	8,749		(8,770)	—	(21)
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions On Qualified Stock Options	—	703	—	—	703
Purchase of Riverway Holdings, Inc.	1,177	39,603	—	—	40,780
Class A Common Stock Cash Dividends	—	—	(8,623)	—	(8,623)

Balance, End of Period	$26,327	$181,265	$131,948	$20,578	$360,118

Nine Months Ended September 30, 2001
Balance, Beginning of Period	$16,091	$134,084	$79,691	$(2,162)	$227,704
Net Income	—	—	29,136	—	29,136
Unrealized Gain on Securities, Net of Tax and Reclassification Adjustment	—	—	—	9,963	9,963

Total Comprehensive Income	—	—	29,136	9,963	39,099

Exercise of Stock Options, 143,435 Shares of Class A Common Stock	143	2,106	—	—	2,249
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions On Qualified Stock Options	—	793	—	—	793
Class A Common Stock Cash Dividends	—	—	(7,249)	—	(7,249)

Balance, End of Period	$16,234	$136,983	$101,578	$7,801	$262,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Nine Months Ended September 30,
Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Dollars in Thousands)
	2002	2001
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$39,929	$29,136
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion, Net	10,142	7,333
Provision for Loan Losses	8,655	5,709
Provision for Estimated Losses on Other Real Estate and Other Assets	49	9
Deferred Tax Expense (Benefit)	364	(982)
Net Realized Gains on Sale of Securities Available for Sale	(2,961)	(906)
(Gain) Loss on Sale of Other Assets	(19)	34
Gain on Sale of Other Real Estate	(164)	(60)
(Gain) Loss on Disposal of Premises and Equipment	338	(41)
Gain on Sale of Loans Held for Sale	(74)	—
Net Decrease in Loans Held for Sale	8,255	—
Increase in Accrued Interest Receivable and Other Assets	(4,089)	(13,556)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	222	(1,414)

Net Cash Provided by Operating Activities	60,647	25,262

Cash Flows from Investing Activities
Net (Increase) Decrease in Time Deposits	(5)	1,482
Proceeds from Sales of Securities Available for Sale	252,124	100,876
Proceeds from Maturing Securities Available for Sale	113,005	255,724
Purchases of Securities Available for Sale	(522,138)	(394,890)
Proceeds from Maturing Securities Held to Maturity	500	732
Loan Originations and Advances, Net	(143,350)	(71,847)
Recoveries of Charged-Off Loans	656	352
Proceeds from Sale of Premises and Equipment	32	41
Purchases of Premises and Equipment	(12,907)	(3,744)
Proceeds from Sale of Other Real Estate	350	541
Proceeds from Sale of Other Assets	811	618
Purchase of Data Processing Contracts	(849)	—
Net Cash Provided by Merger	17,349	—

Net Cash Used in Investing Activities	(294,422)	(110,115)

Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	80,344	64,663
Net Increase in Time Deposits	159,998	29,930
Net Increase (Decrease) in Other Borrowed Money	20,667	(14,337)
Cash Dividends Paid on Class A Common Stock	(8,146)	(7,260)
Cash Dividends Paid on Fractional Shares	(21)	—
Proceeds from the Sale of Common Stock	4,097	2,249

Net Cash Provided by Financing Activities	256,939	75,245

Increase (Decrease) in Cash and Cash Equivalents	23,164	(9,608)
Cash and Cash Equivalents at Beginning of Period	95,702	79,498

Cash and Cash Equivalents at End of Period	$118,866	$69,890

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$54,787	$68,210
Income Taxes Paid	21,749	16,976
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	4,823	6,622
Financing Provided for Sales of Other Real Estate	1,346	896
Net Increase in Security Trades Not Settled	139	10,213
Net Increase (Decrease) in Dividends Payable	477	(11)
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

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2002 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries ("Texas Regional" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

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

NEW ACCOUNTING PRONOUCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement No. 141 ("Statement 141"), "Business Combinations", and Statement No. 142 ("Statement 142"), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board's Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

        The Company adopted the provisions of Statement 141 as of June 30, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 did not have any impact on the Company's consolidated financial statements. Upon adoption of Statement 142, the Company no longer amortizes goodwill. In accordance with Statement 142, the Company performed a transitional impairment test of goodwill during second quarter 2002, and will perform an annual impairment test of the goodwill in 2002 and thereafter. No transitional impairment losses were recognized or expected. See Note 8 for the effect of adoption of Statement 142.

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

        In October 2002, The Financial Accounting Standards Board issued Statement No. 147 ("Statement 147"), "Acquisition of Certain Financial Institutions-an amendment of Financial Accounting Standards Board Statement No. 72 and Statement No. 144 and Financial Accounting Standards Board Interpretation No. 9." Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statement No. 141 and Statement No. 142. In addition, this Statement amends Financial Accounting Standards Board Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer relationship intangible assets of financial institution such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The Statement is effective October 1, 2002 and will not have an impact on the consolidated financial statements.

RECLASSIFICATIONS

        Certain amounts in the prior year's presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 2: IMPAIRED LOANS

        Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $17.2 million at September 30, 2002 for which there was a related allowance for loan losses of $3.9 million. At September 30, 2002, the Company had $619,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 2002 was $14.2 million. Interest income on impaired loans of $304,000 for cash payments received on nonaccrual loans was recognized during the nine months ended September 30, 2002.

NOTE 3: OTHER BORROWED MONEY

        The components of other borrowed money are as follows (dollars in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$95,090	$70,709
Federal Home Loan Bank Advances	120,000	—
Trust Preferred Securities	15,000	—
Subordinated Debentures	4,400	—

Total Borrowed Money	$234,490	$70,709

NOTE 4: COMMON STOCK

        On September 10, 2002, the Board of Directors approved a cash dividend of $0.11 per share for shareholders of record on October 1, 2002 and payable on October 15, 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Net Income	$14,262	$10,096	$39,929	$29,136

Weighted Average Number of Common Shares Outstanding
Used in Basic EPS Calculation	26,283,470	24,192,501	25,879,717	24,158,281
Add Assumed Exercise of Dilutive Securities
Outstanding Stock Options	198,654	229,441	178,388	210,279
Riverway Holdback shares	150,000	—	121,429	—

Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculations	26,632,124	24,421,942	26,179,534	24,368,560

Basic EPS	$0.54	$0.42	$1.54	$1.21
Diluted EPS	0.54	0.41	1.53	1.20

NOTE 6: PENDING ACQUISITIONS

        As previously announced, the Company completed a definitive agreement to acquire San Juan Bancshares, Inc. ("San Juan Bancshares"). The Company expects the transaction to close during the fourth quarter of 2002. San Juan Bancshares is the privately held bank holding company for Texas Country Bank, located at 235 West 5th Street, San Juan, Texas with one additional banking location in Progreso, Texas. As of September 30, 2002, San Juan Bancshares had total assets of $50.5 million, loans of $24.0 million, deposits of $45.0 million and shareholders' equity of $4.6 million. The definitive agreement calls for the exchange of 150,012 shares of Texas Regional, subject to adjustment under specified conditions, for all of the outstanding shares of San Juan Bancshares. The transaction is subject to approval by the appropriate regulatory authorities and other customary closing conditions, including approval of the San Juan Bancshares shareholders.

        In addition, the Company announced on October 10, 2002 the completion of a definitive agreement for the Company to acquire through merger Corpus Christi Bancshares, Inc. ("Corpus Christi Bancshares"). Corpus Christi Bancshares is the privately held bank holding company for The First State Bank of Bishop ("First State Bank"), located at 203 East Main Street, Bishop, Texas with one additional banking location in Corpus Christi, Texas. As of September 30, 2002, Corpus Christi Bancshares had total assets of $36.1 million, loans of $19.0 million, deposits of $31.6 million and shareholders' equity of $2.7 million. The definitive agreement calls for the exchange of 37,146 shares of Texas Regional common stock, subject to adjustment under certain circumstances, for all of the outstanding shares of Corpus Christi Bancshares not presently owned by the Company. The transaction is subject to customary closing conditions, including receipt of all requisite regulatory approvals and approval of the Corpus Christi Bancshares shareholders, and is expected to close during the first quarter of 2003. The Company presently owns approximately 67,174 shares or 32% of the shares of Corpus Christi Bancshares.

NOTE 7: MATERIAL BUSINESS COMBINATION

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

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands). The purchase price allocation has not been finalized pending valuation of certain assets.

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

        The following table reflects the proforma results of operations for September 30, 2002 and 2001 as though the business combination had been completed as of January 1, 2001 (dollars in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Net Interest Income Before Provision for Loan Losses	$33,133	$29,681	$98,067	$86,409
Net Income	14,262	10,223	39,357	30,434
Earnings per share
Basic	0.54	0.39	1.50	1.17
Diluted	0.54	0.39	1.48	1.16

NOTE 8: GOODWILL AND INTANGIBLE ASSETS—ADOPTION OF STATEMENT 142

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Reported net income	$14,262	$10,096	$39,929	$29,136
Add: Goodwill amortization, net of tax	—	550	—	1,650

Adjusted net income	$14,262	$10,646	$39,929	$30,786

Basic earnings per share:
Reported net income	$0.54	$0.42	$1.54	$1.21
Add: Goodwill amortization, net of tax	—	0.02	—	0.06

Adjusted net income	$0.54	$0.44	$1.54	$1.27

Diluted earnings per share:
Reported net income	$0.54	$0.41	$1.53	$1.20
Add: Goodwill amortization, net of tax	—	0.03	—	0.06

Adjusted net income	$0.54	$0.44	$1.53	$1.26

        Changes in the carrying amount of goodwill are as follows (dollars in thousands):

Nine Months Ended September 30, 2002
(Unaudited)
Balance as of January 1, 2002	$24,256
Goodwill acquired during the period	519

Balance as of September 30, 2002	$24,775

        Information regarding the Company's intangible assets follows (dollars in thousands):

	Carrying Amount	Accumulated Amortization	Net
September 30, 2002 (Unaudited)
Core deposit premium	$28,770	$(11,288)	$17,482
Data processing contract intangible	849	(80)	769
Non-compete agreements	916	(337)	579

Subtotal	30,535	(11,705)	18,830
Mortgage Servicing Rights (Included in Other Assets)	18,709	(1,132)	17,577

Total	$49,244	$(12,837)	$36,407

December 31, 2001
Core deposit premium	$20,026	$(8,939)	$11,087
Non-compete agreements	916	(261)	655

Total	$20,942	$(9,200)	$11,742

        Amortization expense for the three and nine months ended September 30, 2002 was $961,000 and $2.5 million, respectively, for identifiable intangibles and $655,000 and $1.1 million for the three and nine months ended September 30, 2002, respectively, for mortgage servicing rights. The amortization of mortgage servicing rights is included in Loan Servicing Income, Net on the condensed consolidated statements of income and comprehensive income. Estimated amortization expense for identifiable intangibles and mortgage servicing rights for the five succeeding fiscal years is as follows (dollars in thousands):

Total
(Unaudited)
2002	$5,172
2003	5,589
2004	5,150
2005	4,783
2006	3,858

Total	$24,552

NOTE 9: RELATED PARTY TRANSACTION

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

        Management's discussion and analysis of the Company's condensed consolidated financial condition and results of operations at the dates and for the periods indicated follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and the accompanying notes.

GENERAL

        Texas Regional Bancshares, Inc. is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Texas Regional Delaware, Inc., incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary, owns Texas State Bank (the "Bank"), the Company's primary operating subsidiary. The Bank has two active wholly- owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets.

        By authority of the Board of Directors of the Company, Texas Regional in May 2000 filed a Declaration Electing to be a Financial Holding Company with the Federal Reserve Bank of Dallas. The Declaration became effective in June 2000.

        Texas State Bank operates twenty-seven banking locations. Twenty-six banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City and Roma. On February 22, 2002, the Company made its first acquisition outside of the Rio Grande Valley through the acquisition of Riverway Bank of Houston, Texas. On that date, the banking office of Riverway Bank became the Bank's twenty-seventh banking location. At September 30, 2002, Texas Regional had consolidated total assets of $3.6 billion, loans outstanding (net of unearned discount) of $2.2 billion, deposits of $3.0 billion, and shareholders' equity of $360.1 million.

        The Bank has also expanded the services that it provides to third party correspondent banks. The Bank's data processing center serves banks in the Rio Grande Valley in addition to providing data processing services for all of the Bank's banking locations. On January 31, 2002, the Bank acquired assets and data processing service contracts related to Frost National Bank's data operations center in Grapevine, Texas. Following that acquisition, the Bank now provides data processing services for 23 banks.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

        The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $118.9 million at September 30, 2002. By comparison, the Company had $95.7 million in cash and cash equivalents at December 31, 2001, an increase of $23.2 million or 24.2%.

SECURITIES

        Securities consist of U.S. Treasury, federal agency, mortgage-backed and state, county and municipal securities. The Bank classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as held to maturity and measured at amortized cost in the condensed consolidated balance sheet only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the condensed consolidated balance sheet with unrealized holding gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the condensed consolidated balance sheet with unrealized holding gains and losses reported in accumulated other comprehensive income, net of applicable income taxes, until realized.

        At September 30, 2002 and December 31, 2001, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

        The following table presents the amortized cost and estimated fair value of securities at September 30, 2002 and December 31, 2001 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
September 30, 2002 (Unaudited)
U.S. Treasury	$517	$9	$—	$526
U.S. Government Agency	690,052	25,122	—	715,174
Mortgage-Backed	263,532	3,832	(19)	267,345
States and Political Subdivisions	73,936	3,203	(39)	77,100
Other	18,891	—	—	18,891

Total	$1,046,928	$32,166	$(58)	$1,079,036

December 31, 2001
U.S. Treasury	$401	$2	$—	$403
U.S. Government Agency	415,287	5,902	(1,516)	419,673
Mortgage-Backed	165,484	1,134	(1,004)	165,614
States and Political Subdivisions	60,232	446	(878)	59,800
Other	9,231	—	—	9,231

Total	$650,635	$7,484	$(3,398)	$654,721

Securities Held to Maturity
September 30, 2002 (Unaudited)
States and Political Subdivisions	$414	$39	$—	$453

Total	$414	$39	$—	$453

December 31, 2001
States and Political Subdivisions	$914	$36	$—	$950

Total	$914	$36	$—	$950

        Net unrealized holding gains on securities available for sale, net of related tax effect, of $20.6 million and $2.6 million for the nine months ended September 30, 2002 and December 31, 2001, respectively, were reported in a separate component of shareholders' equity as accumulated other comprehensive income.

        Securities available for sale and securities held to maturity with carrying values of $1.0 billion and $414,000, respectively, at September 30, 2002 and $618.5 million and $794,000, respectively, at December 31, 2001 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

        Loans held for sale increased from $0 at December 31, 2001 to $41.1 million at September 30, 2002. These mortgage banking activities were assumed with the Riverway acquisition during first quarter 2002.

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

        The Company has collateral management policies in place so that collateral lending of all types is approached on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes deeds of trust, accounts receivable, inventory, marketable securities, equipment and agricultural products. Autos, deeds of trust, life insurance and marketable securities are accepted as collateral for the consumer loan portfolio.

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

        The extension of credits denominated in a currency other than that of the country in which a borrower is located are called "cross-border" credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in, Mexico. The Company's total cross-border credits at September 30, 2002 of $3.1 million represented 0.1% of total loans. See "Nonperforming Assets" for additional information on cross-border credits.

        Total loans held for investment of $2.2 billion at September 30, 2002 increased $479.0 million or 28.0% compared to December 31, 2001 levels of $1.7 billion. The Riverway acquisition accounted for $347.0 million of the increase. The increase in total loans for the nine months ended September 30, 2002 reflects growth in all loan categories except Agricultural and is representative in part to the vitality of the Rio Grande Valley economy. The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Commercial	$599,292	$540,812
Commercial Tax-Exempt	22,492	13,832

Total Commercial Loans	621,784	554,644

Agricultural	55,571	57,995

Real Estate
Construction	251,055	151,935
Commercial Mortgage	836,965	621,699
Agricultural Mortgage	54,841	49,888
1-4 Family Mortgage	226,289	162,413

Total Real Estate	1,369,150	985,935

Consumer	142,534	111,427

Total Loans Held for Investment	$2,189,039	$1,710,001

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

        Nonperforming assets of $27.4 million at September 30, 2002 increased $5.6 million or 25.5% compared to December 31, 2001 levels of $21.8 million. The increase was primarily due to a $2.5 million increase in foreclosed assets. Nonaccrual loans of $17.2 million at September 30, 2002 increased $3.2 million or 22.9% compared to $14.0 million at December 31, 2001. The increase was primarily attributable to the addition of one large credit totaling $5.0 million. Cross-border nonaccrual loans at September 30, 2002 of $990,000 decreased $710,000 or 41.8% compared to $1.7 million at

December 31, 2001. The decrease is primarily the result of the charge off of a $1.7 million loan and the addition of a $990,000 loan.

        Foreclosed and other assets increased by $2.5 million or 31.4% to $10.2 million at September 30, 2002 compared to $7.8 million at December 31, 2001. The increase in foreclosed assets during 2002 was primarily attributable to the addition of several foreclosed properties totaling $1.3 million from one loan relationship. Management actively seeks buyers for all Other Real Estate. See "Noninterest Expense" below.

        Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more and still accruing at September 30, 2002 and December 31, 2001 totaled $3.5 million and $12.2 million, respectively. The decrease in accruing loans past due 90 days or more at September 30, 2002 as compared to the year ended December 31, 2001 was primarily a result of three large credits totaling $6.7 million that were either current or paid off as of September 30, 2002. In addition, a large credit in the amount of $900,000 was transferred to other real estate. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans and foreclosed assets at September 30, 2002 decreased to 1.41% from 1.98% at December 31, 2001 due to the decrease in accruing loans 90 days or more past due.

        An analysis of the components of nonperforming assets follows (dollars in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Nonaccrual Loans	$17,154	$14,034

Nonperforming Loans	17,154	14,034
Foreclosed and Other Assets	10,246	7,796

Total Nonperforming Assets	27,400	21,830
Accruing Loans 90 Days or More Past Due	3,524	12,164

Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$30,924	$33,994

Nonperforming Loans as a % of Total Loans	0.78%	0.82%
Nonperforming Assets as a % of Total Loans and Foreclosed Assets	1.25	1.27
Nonperforming Assets as a % of Total Assets	0.76	0.84
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a % of Total Loans and Foreclosed Assets	1.41	1.98

        Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at September 30, 2002, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

        The allowance for loan losses at September 30, 2002 totaled $26.8 million, representing a net increase of $5.8 million or 27.4% compared to $21.1 million at December 31, 2001. The Riverway acquisition, during first quarter 2002, accounted for $4.3 million of the increase. Management believes that the allowance for loan losses at September 30, 2002 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

        The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Balance at Beginning of Period	$26,494	$19,988	$21,050	$19,458
Balance from Acquisition	—	—	4,333	—
Provision for Loan Losses	2,950	2,783	8,655	5,709
Charge-Offs
Commercial	469	1,880	4,566	3,691
Agricultural	36	—	49	12
Real Estate	1,774	58	1,836	101
Consumer	599	638	1,416	1,428

Total Charge-Offs	2,878	2,576	7,867	5,232

Recoveries
Commercial	65	23	163	82
Agricultural	36	—	39	3
Real Estate	38	1	58	2
Consumer	122	68	396	265

Total Recoveries	261	92	656	352

Net Charge-Offs	2,617	2,484	7,211	4,880

Balance at End of Period	$26,827	$20,287	$26,827	$20,287

Ratio of Allowance for Loan Losses to Loans Outstanding, Net of Unearned Discount	1.23%	1.23%	1.23%	1.23%
Ratio of Allowance for Loan Losses to Nonperforming Loans	156.39	181.77	156.39	181.77
Ratio of Net Charge-Offs to Average Total Loans Outstanding, Net of Unearned Discount	0.48	0.61	0.47	0.40

PREMISES AND EQUIPMENT, NET

        Premises and equipment of $88.2 million at September 30, 2002 increased by $12.6 million or 16.7% compared to December 31, 2001 levels of $75.6 million. The increase resulted primarily from $5.4 million of premises and equipment acquired in the Riverway acquisition during first quarter 2002 and $6.2 million for the purchase of an aircraft during second quarter 2002.

GOODWILL AND IDENTIFIABLE INTANGIBLES

        Goodwill of $24.8 million at September 30, 2002 increased $519,000 or 2.1% compared to $24.3 million at December 31, 2001. The increase is attributable to $519,000 in goodwill added with the Riverway acquisition. Identifiable intangibles of $18.8 million at September 30, 2002 increased $7.1 million or 60.4% compared to $11.7 million at December 31, 2001. Identifiable intangibles increased as a result of $849,000 and $8.7 million associated with the Grapevine data operations center acquisition acquired from Frost National Bank and Riverway Bank acquisition, respectively. The increases were offset by amortization of $2.5 million for the nine months ended September 30, 2002.

DEPOSITS

        Total deposits of $3.0 billion at September 30, 2002 increased $744.9 million or 33.3% compared to December 31, 2001 levels of $2.2 billion. The increase in total deposits is primarily attributable to $504.6 million added with the Riverway acquisition during first quarter 2002, as well as growth in the volume of business conducted by the Company. The following table presents the composition of total deposits (dollars in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Demand Deposits
Commercial and Individual	$418,952	$326,733
Public Funds	3,749	4,131

Total Demand Deposits	422,701	330,864

Interest-Bearing Deposits
Savings
Commercial and Individual	128,996	117,732
Public Funds	346	310
Money Market Checking and Savings
Commercial and Individual	507,466	436,846
Public Funds	281,810	124,241
Time Deposits
Commercial and Individual	1,188,249	906,535
Public Funds	451,208	319,349

Total Interest-Bearing Deposits	2,558,075	1,905,013

Total Deposits	$2,980,776	$2,235,877

OTHER BORROWED MONEY

        Other borrowed money of $234.5 million at September 30, 2002 increased $163.8 million or 231.6% compared to December 31, 2001 levels of $70.7 million. The increase in other borrowed money is primarily attributable to $143.1 million added with the Riverway acquisition during first quarter 2002. Other borrowed money assumed with the Riverway acquisition consisted of $123.7 million of securities sold under repurchase agreements, $15.0 million in trust preferred securities and $4.4 million in subordinated debentures.

        The components of other borrowed money are as follows (dollars in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$95,090	$70,709
Federal Home Loan Bank Advances	120,000	—
Trust Preferred Securities	15,000	—
Subordinated Debentures	4,400	—

Total Borrowed Money	$234,490	$70,709

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

        At September 30, 2002, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $335.3 million from the Federal Home Loan Bank, of which $120.0 million was advanced at September 30, 2002.

SHAREHOLDERS' EQUITY

        Shareholders' equity increased by $94.9 million or 35.8% during the nine months ended September 30, 2002 primarily due to $40.8 million added with the Riverway acquisition, as well as comprehensive income of $57.9 million less cash dividends of $8.6 million. Comprehensive income for the period included net income of $39.9 million and unrealized gain on securities available for sale, net of tax, of $18.0 million.

        Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based

Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of September 30, 2002 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$336,044	13.74%	$195,721	8.00%	$244,652	10.00%
Tier I Capital (to Risk-Weighted Assets)	309,217	12.64	97,861	4.00	146,791	6.00
Tier I Capital (to Average Assets)	309,217	8.82	140,274	4.00	175,343	5.00
As of December 31, 2001
Total Capital (to Risk-Weighted Assets)	$247,727	13.54%	$146,401	8.00%	$183,001	10.00%
Tier I Capital (to Risk-Weighted Assets)	226,677	12.39	73,200	4.00	109,801	6.00
Tier I Capital (to Average Assets)	226,677	9.05	100,161	4.00	125,201	5.00
Texas State Bank
As of September 30, 2002 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$314,366	12.87%	$195,448	8.00%	$244,310	10.00%
Tier I Capital (to Risk-Weighted Assets)	287,539	11.77	97,724	4.00	146,586	6.00
Tier I Capital (to Average Assets)	287,539	8.20	140,197	4.00	175,246	5.00
As of December 31, 2001
Total Capital (to Risk-Weighted Assets)	$235,733	12.88%	$146,373	8.00%	$182,967	10.00%
Tier I Capital (to Risk-Weighted Assets)	214,683	11.73	73,187	4.00	109,780	6.00
Tier I Capital (to Average Assets)	214,683	8.58	100,142	4.00	125,178	5.00

        At September 30, 2002, the Company and the Bank met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

        Net income was $14.3 million and $10.1 million and earnings per diluted common share were $0.54 and $0.41 for the three months ended September 30, 2002 and 2001, respectively. Net income increased due to sustained loan growth. Return on assets averaged 1.58% and 1.60% while return on shareholders' equity averaged 16.26% and 15.76% for the three months ended September 30, 2002 and 2001, respectively.

        For the nine months ended September 30, 2002, net income was $39.9 million compared to $29.1 million for the same period in 2001, representing an increase of $10.8 million or 37.0%. Earnings per diluted common share were $1.53 and $1.20 for the nine months ended September 30, 2002 and 2001, respectively. Return on assets averaged 1.61% and return on shareholders' equity averaged 16.47% for the nine months ended September 30, 2002 compared to 1.58% and 15.96%, respectively, for the same period in 2001.

INTEREST INCOME

        Total interest income for the three months ended September 30, 2002 was $51.9 million, an increase of $6.3 million or 13.8% from the three months ended September 30, 2001. This increase in interest income is primarily due to a $1.0 million or 43.9% increase in average interest-earning assets to $3.3 billion for the three months ended September 30, 2002 compared to the same period in 2001. For the nine months ended September 30, 2002, interest income was $149.5 million, reflecting an $8.8 million or 6.3% increase from the same period in 2001. Average interest-earning assets increased by $789.0 million or 34.9% to $3.1 billion for the nine months ended September 30, 2002 compared to the same period in 2001. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the Riverway acquisition during first quarter 2002. Although average interest-earning assets increased substantially, the growth in interest income was hampered by interest rate reductions driven by the Federal Reserve monetary policy.

        Interest income on loans held for investment increased $3.5 million or 9.6% to $39.7 million for the three months ended September 30, 2002 compared to the same period in 2001. A $539.7 million or 33.2% increase in average loans outstanding over the same period in 2001 propelled the increase. This was partially offset by a 156 basis point decrease in the yield on loans as a result of declining interest rates. The increase in average loans outstanding is primarily due to the Riverway acquisition. Interest income on securities increased to $11.5 million, reflecting a $2.3 million or 25.3% increase from the prior comparable period. This increase was attributable to a $437.6 million increase in average securities, up 67.8% compared to the three months ended September 30, 2001. The increase was hindered by a 147 basis point decrease in the yield on average securities during third quarter 2002 compared to the same period in 2001.

        For the nine months ended September 30, 2002, interest income on loans held for investment increased $2.3 million or 2.1% to $114.6 million, up from $112.2 million for the same period in 2001. The increase resulted from a $440.2 million or 27.2% increase in average loans outstanding for the nine months ended September 30, 2002 compared to the same period in 2001. This was partially offset by a decrease of 185 basis points in the yield on loans outstanding over the comparable prior year period. Interest income on securities increased to $33.3 million, an increase of $5.4 million or 19.2% from the prior period. The increase was principally related to an increase in average securities to $953.3 million for the nine months ended September 30, 2002, an increase of 51.4% from the same period last year. This was partially offset by a 129 basis point decrease in the yield on securities.

INTEREST EXPENSE

        Interest expense decreased to $18.8 million for the three months ended September 30, 2002 compared to $20.4 million for the same period in 2001, representing a decrease of $1.6 million or 7.9%. The decrease was primarily due to a decrease in the cost of funds by 156 basis points during third quarter 2002 compared to the same period in 2001 due to declining market rates. Interest expense on deposits decreased by $3.1 million or 15.7% to $16.7 million for third quarter 2002 compared to the comparable period in 2001. The decrease reflects the effects of interest rate reductions made by the Company since September 30, 2001, as well as the offsetting effect of an increase in average interest-bearing deposits by $690.5 million or 37.1% to $2.6 billion for third quarter 2002 compared with third quarter 2001. The increase in average interest-bearing deposits was primarily attributable to the Riverway acquisition during first quarter 2002. Interest expense on other borrowed money increased $1.5 million or 250.2% to $2.1 million for the three months ended September 30, 2002 compared to the same period in 2001. The increase is primarily due to interest expense on $143.1 million of other borrowed money assumed with the Riverway acquisition.

        For the nine months ended September 30, 2002, interest expense was $54.1 million compared to $66.7 million for the same period in 2001. The decrease in interest expense was primarily attributable to a 190 basis point decrease in the cost of funds during the nine months ended September 30, 2002 from the comparable period in 2001 resulting from declining rates. Interest expense on deposits totaled $48.9 million for the nine months ended September 30, 2002 reflecting a decrease of $15.8 million or 24.4% compared to the same prior year period. Although average interest-bearing deposits increased by $548.0 million or 29.6% during the nine months ended September 30, 2002, a decrease of 195 basis points in the rate paid on deposits propelled the decrease. Interest expense on other borrowed money increased to $5.2 million for the nine months ended September 30, 2002 compared to $2.0 million for the same prior year period. The increase is primarily due to interest expense on the other borrowed money assumed with the Riverway acquisition.

NET INTEREST INCOME

        Net interest income, reported on a tax-equivalent basis, was $33.7 million for the three months ended September 30, 2002 compared with $25.6 million for the same period in 2001, an increase of $8.1 million or 31.6%. For the nine months ended September 30, 2002, net interest income on a tax-equivalent basis increased $21.7 million or 28.8% to $96.9 million from $75.3 million for the same period in 2001. See "Interest Income" and "Interest Expense" starting on page 21 for a discussion on the increase in net interest income during the three and nine months ended September 30, 2002.

        The net interest margin was 4.06% for the three months ended September 30, 2002 compared with 4.44% for the same period in 2001. The net interest margin was 4.25% for the nine months ended September 30, 2002, down from 4.45% for the same period in 2001.

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

	Three Months Ended
	September 30, 2002			September 30, 2001
Taxable-Equivalent Basis(1)	Average Balance	Interest	Yield/Rate(2)	Average Balance	Interest	Yield/Rate(2)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$38,456	$609	6.28%	$—	$—	—%
Loans Held for Investment
Commercial	676,252	11,144	6.54	581,935	11,998	8.18
Real Estate	1,346,107	25,452	7.50	929,858	21,110	9.01
Consumer	144,543	3,270	8.98	115,388	3,228	11.10

Total Loans Held for Investments	2,166,902	39,866	7.30	1,627,181	36,336	8.86

Securities
Taxable	1,010,745	10,754	4.22	593,638	8,615	5.76
Tax-Exempt	71,897	1,212	6.69	51,405	904	6.98

Total Securities	1,082,642	11,966	4.38	645,043	9,519	5.85

Interest-Bearing and Time Deposits	1,129	27	9.49	1,289	18	5.54
Federal Funds Sold	8,490	36	1.68	17,733	147	3.29

Total Interest-Earning Assets	3,297,619	$52,504	6.32%	2,291,246	$46,020	7.97%

Cash and Due from Banks	98,741			70,618
Premises and Equipment, Net	88,249			75,415
Other Assets	115,302			81,947
Allowance for Loan Losses	(27,411)			(20,720)

Total Assets	$3,572,500			$2,498,506

Liabilities
Interest-Bearing Liabilities
Savings	$131,588	$404	1.22%	$114,251	$526	1.83%
Money Market Checking And Savings	767,414	2,943	1.52	520,285	3,564	2.72
Time Deposits	1,654,833	13,326	3.19	1,228,780	15,696	5.07

Total Savings and Time Deposits	2,553,835	16,673	2.59	1,863,316	19,786	4.21

Other Borrowed Money	238,142	2,101	3.50	50,481	600	4.72

Total Interest-Bearing Liabilities	2,791,977	$18,774	2.67%	1,913,797	$20,386	4.23%

Demand Deposits	404,447			308,914
Other Liabilities	28,048			21,701

Total Liabilities	3,224,472			2,244,412

Shareholders' Equity	348,028			254,094

Total Liabilities and Shareholders' Equity	$3,572,500			$2,498,506

Net Interest Income		$33,730			$25,634

Net Yield on Total Interest-Earning Assets			4.06%			4.44%

(1)
For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate). Income on a tax-equivalent basis is not considered GAAP.
(2)
Annualized.

	Nine Months Ended
	September 30, 2002			September 30, 2001
Taxable-Equivalent Basis(1)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$32,826	$1,465	5.97%	$—	$—	—%
Loans Held for Investment
Commercial	665,702	32,617	6.55	580,719	38,367	8.83
Real Estate	1,248,886	72,323	7.74	916,299	64,120	9.36
Consumer	141,747	9,974	9.41	119,096	10,112	11.35

Total Loans Held for Investment	2,056,335	114,914	7.47	1,616,114	112,599	9.32

Securities
Taxable	888,949	31,239	4.70	581,397	26,315	6.05
Tax-Exempt	64,425	3,299	6.85	48,338	2,576	7.13

Total Securities	953,374	34,538	4.84	629,735	28,891	6.13

Interest-Bearing and Time Deposits	1,006	54	7.18	1,708	73	5.71
Federal Funds Sold	7,183	92	1.71	13,939	425	4.08

Total Interest-Earning Assets	3,050,724	$151,063	6.62%	2,261,496	$141,988	8.39%

Cash and Due from Banks	102,838			70,484
Premises and Equipment, Net	84,243			75,760
Other Assets	105,939			80,465
Allowance for Loan Losses	(26,235)			(20,495)

Total Assets	$3,317,509			$2,467,710

Liabilities
Interest-Bearing Liabilities
Savings	$128,635	$1,219	1.27%	$113,916	$1,698	1.99%
Money Market Checking And Savings	726,629	8,404	1.55	503,327	11,754	3.12
Time Deposits	1,540,993	39,312	3.41	1,231,025	51,296	5.57

Total Savings and Time Deposits	2,396,257	48,935	2.73	1,848,268	64,748	4.68

Other Borrowed Money	188,476	5,181	3.68	51,149	1,972	5.15

Total Interest-Bearing Liabilities	2,584,733	$54,116	2.80%	1,899,417	$66,720	4.70%

Demand Deposits	386,348			302,456
Other Liabilities	22,341			21,706

Total Liabilities	2,993,422			2,223,579

Shareholders' Equity	324,087			244,131

Total Liabilities and Shareholders' Equity	$3,317,509			$2,467,710

Net Interest Income		$96,947			$75,268

Net Yield on Total Interest-Earning Assets			4.25%			4.45%

(1)
For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% tax rate). Income on a tax-equivalent basis is not considered GAAP.
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

	Three Months Ended September 30, 2002 Compared to 2001				Nine Months Ended September 30, 2002 Compared to 2001
		Due to Change in				Due to Change in
Taxable-Equivalent Basis(1)	Net Change			Rate/ Volume	Net Change			Rate/ Volume
		Volume	Rate			Volume	Rate
	(Unaudited)
Interest Income
Loans Held for Sale	$609	$609	$—	$—	$1,465	$1,465	$—	$—
Loans Held for Investment	3,530	12,053	(6,400)	(2,123)	2,315	30,672	(22,286)	(6,071)
Securities
Taxable	2,139	6,053	(2,299)	(1,615)	4,924	13,920	(5,884)	(3,112)
Tax-Exempt	308	360	(37)	(15)	723	858	(101)	(34)
Interest-Bearing and Time Deposits	9	(2)	13	(2)	(19)	(30)	19	(8)
Federal Funds Sold	(111)	(76)	(72)	37	(333)	(206)	(246)	119

Total Interest Income	6,484	18,997	(8,795)	(3,718)	9,075	46,679	(28,498)	(9,106)

Interest Expense
Deposits	(3,113)	7,332	(7,621)	(2,824)	(15,813)	19,197	(27,004)	(8,006)
Other Borrowed Money	1,501	2,231	(155)	(575)	3,209	5,295	(566)	(1,520)

Total Interest Expense	(1,612)	9,563	(7,776)	(3,399)	(12,604)	24,492	(27,570)	(9,526)

Net Interest Income Before Allocation of Rate/Volume	8,096	9,434	(1,019)	(319)	21,679	22,187	(928)	420
Allocation of Rate/Volume	—	(667)	348	319	—	(1,173)	1,593	(420)

Changes in Net Interest Income	$8,096	$8,767	$(671)	$—	$21,679	$21,014	$665	$—

(1)
For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to interest from taxable assets (assuming a 35% effective federal income tax rate for 2002 and 2001).

PROVISION FOR LOAN LOSSES

        The Company recorded a provision for loan losses of $3.0 million for the three months ended September 30, 2002 compared to $2.8 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the Company recorded a provision for loan losses of $8.7 million compared to $5.7 million for the same period in 2001 as a result of management's assessment of current regional economic conditions and probable losses in the portfolio. Net charge-offs totaled $2.6 million and $7.2 million for the three and nine months ended September 30, 2002, respectively, compared to $2.5 million and $4.9 million for the same comparable periods and increased to 0.47% of average loans during the nine months ended September 30, 2002 compared to 0.40% of average loans during the same period in 2001.

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

NONINTEREST INCOME

        The Company's primary sources of Noninterest Income are service charges on deposit accounts, other banking service related fees, and data processing service fees. Noninterest Income totaled $11.3 million for the three months ended September 30, 2002 compared to $8.0 million for 2001. Excluding Net Realized Gains on Sales of Securities Available for Sale, Noninterest Income increased $2.1 million or 28.3% from 2001. For the nine months ended September 30, 2002, Noninterest Income totaled $30.2 million, up from $21.0 million for the same period in 2001. Noninterest Income for the nine months ended September 30, 2002, excluding Net Realized Gains on Securities Available for Sale, increased $7.1 million or 35.2% over the same period in 2001. The majority of the increase is attributable to an increase in total service charges and data processing fees.

        Total Service Charges of $6.5 million for the three months ended September 30, 2002 increased $941,000 or 17.0% compared to $5.5 million for the same period in 2001. Total Service Charges were $18.6 million for the nine months ended September 30, 2002 compared to $14.7 million for the same period in 2001. The increase in Total Service Charges was primarily attributable to a $497,000 or 13.8% and a $2.6 million or 30.5% increase in non-sufficient and return item charges for the three and nine months ended September 30, 2002, respectively. The increase resulted from an increase in deposit growth primarily resulting from the Riverway acquisition, and the introduction of two new products. In June 2001, the Company launched its Free Checking program, which allows credit worthy depositors a $400 overdraft privilege after satisfying certain conditions, and its Overdraft Privilege program, which allows credit worthy account holders, except Free Checking account holders, a $700 overdraft privilege. Although the account holders are still subject to non-sufficient check charges, they avoid additional charges from the retailer.

        Trust Service Fees of $743,000 for the three months ended September 30, 2002 increased $123,000 or 19.8% compared to $620,000 for the comparable prior year period. Trust Service Fees were $2.0 million for the nine months ended September 30, 2002 compared to $1.9 million for the same period in 2001, increasing by $174,000 or 9.3%. The increase in Trust Service Fees is reflective of the increase in the average fair value of trust accounts managed by 17.9% and 16.8% during the three and nine months ended September 30, 2002, respectively, compared to prior comparable periods. The fair market value of assets managed at September 30, 2002 was $470.8 million compared to $441.0 million at December 31, 2001 and $400.5 million a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

        Net Realized Gains on Sales of Securities Available for Sale for the three months ended September 30, 2002 totaled $1.9 million compared to $656,000 for the same period in 2001. For the nine months ended September 30, 2002, Net Realized Gains on Sales of Securities Available for Sale totaled $3.0 million compared to $906,000 for the comparable period in 2001. During 2002, Texas Regional sold various securities that had unrealized gains and were likely to be called during late 2002 and early 2003. Net unrealized holding gains on securities available for sale, net of tax, totaled $20.6 million at September 30, 2002. See "Shareholders' Equity".

        Data Processing Service Fees of $1.7 million for the three months ended September 30, 2002 increased $853,000 or 103.6% compared to $823,000 for the same period last year. During the nine months ended September 30, 2002, Data Processing Service Fees increased $2.4 million or 102.3% to $4.8 million compared to $2.4 million during the same period in 2001. Data processing fees increased due to the acquisition of the Grapevine data processing center and related data processing contracts during first quarter 2002, which increased the number of data processing clients from 8 to 23.

        Loan Servicing Income, Net totaled $84,000 and $661,000 for the three and nine months ended September 30, 2002, respectively. This activity was assumed with the Riverway acquisition during first quarter 2002.

        Other Noninterest Income of $435,000 for the three months ended September 30, 2002 increased $80,000 or 22.5% compared to $355,000 for the same 2001 period. During the nine months ended September 30, 2002, Other Noninterest Income decreased $123,000 or 10.1% to $1.1 million compared to $1.2 million during the same period in 2001. The decrease during the nine months ended September 30, 2002 compared to the same period in 2001 was partially attributable to a $340,000 loss recognized on the disposal of obsolete computer equipment during second quarter 2002. No large losses on disposals were recognized during the nine months ended September 30, 2001.

NONINTEREST EXPENSE

        Noninterest Expense of $19.5 million for the three months ended September 30, 2002 increased $4.5 million or 29.9% compared to $15.0 million for 2001. For the nine months ended September 30, 2002, Noninterest Expense totaled $56.2 million, an increase of $11.7 million or 26.4%, from $44.5 million for the same period in 2001. The efficiency ratio of expense to total revenue was 44.84% for the three months ended September 30, 2002 compared to 45.06% for the same period in 2001. For the nine months ended September 30, 2002, the efficiency ratio was 45.03%, down from 46.26% for 2001. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of taxable-equivalent Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

        Salaries and Employee Benefits, the largest category of Noninterest Expense, of $9.4 million for the three months ended September 30, 2002 increased $2.1 million or 28.8% compared to the same period last year of $7.3 million. Salary and Employee Benefits for the nine months ended September 30, 2002 totaled $27.9 million, reflecting an increase of $6.4 million or 29.6% from the comparable prior year period. The increase reflects increases in base salaries and higher levels of staff, including staff acquired as a result of the Riverway acquisition and the Grapevine data processing center acquisition. In addition, an increase in medical insurance premiums resulted in an increase of $768,000 and $1.3 million during the three and nine months ended September 30, 2002, respectively, compared to the same prior year periods. The number of full-time equivalent employees of 1,099 at September 30, 2002 represents an increase of 16.4% from 944 at September 30, 2001. Salaries and Employee Benefits averaged 1.05% of average assets for the three months ended September 30, 2002 compared to 1.16% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, Salaries and Employee Benefits averaged 1.12% of average assets compared to 1.17% for the same comparable period.

        Net Occupancy Expense totaled $1.5 million for the three months ended September 30, 2002 compared to $1.1 million reported for third quarter 2001, increasing by $339,000 or 29.7%. For the nine months ended September 30, 2002, Net Occupancy Expense increased $836,000 or 25.2% to $4.2 million compared to the same period a year ago. The increase was primarily attributable to occupancy expenses incurred at the Houston location acquired during first quarter 2002.

        Equipment Expense of $2.4 million for the three months ended September 30, 2002 increased $535,000 or 29.3% from $1.8 million reported for the same period in 2001. For the nine months ended September 30, 2002, Equipment Expense totaled $6.3 million, reflecting an increase of $1.4 million or 27.7% compared to the same period in 2001. The increase is primarily the result of equipment expenses incurred in the new Houston location and a $53,000 and $397,000 increase in equipment service contracts during the three and nine months ended September 30, 2002, respectively, compared to the same prior year periods.

        Other Real Estate Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other

Real Estate Expense, Net of $152,000 for the three months ended September 30, 2002 decreased $5,000 or 3.2% from $157,000 for the three months ended September 30, 2001. During the nine months ended September 30, 2002, Other Real Estate Expense, Net totaled $314,000, resulting in a decrease of $55,000 or 14.9% compared to $369,000 for the same period in 2001. The decreases resulted primarily from a $104,000 increase in the gain on sale of other real estate for the nine months ended September 30, 2002, respectively, compared to the same comparable periods in 2001. Management is actively seeking buyers for all Other Real Estate.

        Amortization of Goodwill was $0 for the three and nine months ended September 30, 2002 compared to $574,000 and $1.7 million for the same periods in 2001. The Company adopted Statement 142 as of January 1, 2002 and no longer amortizes goodwill.

        Amortization of Identifiable Intangibles of $961,000 for the three months ended September 30, 2002 increased $428,000 or 80.3% compared to $533,000 for the same period in 2001. For the nine months ended September 30, 2002, amortization of identifiable intangibles increased $925,000 or 57.8% to $2.5 million compared to the same prior year period. The increase was attributable to the amortization on $8.7 million of core deposit intangible added in first quarter 2002 with the Riverway acquisition.

        A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Salaries and Wages	$7,101	$5,532	$21,172	$16,467
Employee Benefits	2,311	1,778	6,703	5,046

Total Salaries and Employee Benefits	9,412	7,310	27,875	21,513

Net Occupancy Expense	1,481	1,142	4,157	3,321

Equipment Expense	2,362	1,827	6,326	4,952

Other Real Estate Expense, Net
Rent Income	(208)	(170)	(530)	(481)
Gain on Sale	(8)	(19)	(164)	(60)
Expenses	319	346	959	910
Write-Downs	49	—	49	—

Total Other Real Estate Expense, Net	152	157	314	369

Amortization of Goodwill	—	574	—	1,721

Amortization of Identifiable Intangibles	961	533	2,526	1,601

Other Noninterest Expense
Advertising and Public Relations	642	522	1,984	1,651
Data Processing and Check Clearing	718	506	2,067	1,497
Director Fees	125	103	353	286
Franchise Tax	32	(92)	139	60
Insurance	153	106	409	251
FDIC Insurance	121	101	404	301
Legal	303	285	1,058	981
Professional Fees	980	316	2,448	1,129
Postage, Delivery and Freight	441	293	1,149	791
Printing, Stationery and Supplies	486	415	1,598	1,269
Telephone	211	179	636	531
Other Losses	250	258	682	861
Miscellaneous Expense	672	483	2,103	1,416

Total Other Noninterest Expense	5,134	3,475	15,030	11,024

Total Noninterest Expense	$19,502	$15,018	$56,228	$44,501

INCOME TAX EXPENSE

        The Company recorded Income Tax Expense of $7.7 million for the three months ended September 30, 2002 compared to $5.3 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, Income Tax Expense totaled $20.7 million representing an increase of $5.1 million or 32.5% compared to the same prior year period. The increase in income tax is primarily due to an increased level of pretax income for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The Company's effective tax rate for the nine months ended September 30, 2002 was 34.2% compared to 34.9% for the same period in 2001. The decrease in the effective tax rate is due to the bank no longer amortizing goodwill beginning in 2002, which was nondeductible for income tax purposes.

CAPITAL AND LIQUIDITY

        Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2002, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.74%, a Tier I risk-based capital ratio of 12.64%, and a leverage ratio of 8.82%.

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

        Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At September 30, 2002, the Company's liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, was 36.0% compared to 30.3% at December 31, 2001.

        Liability liquidity is provided by access to core funding sources, principally various customers' interest-bearing and noninterest-bearing deposit accounts in the Company's trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. At September 30, 2002, the Company had lines of credit totaling $40.0 million with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $335.3 million from the Federal Home Loan Bank, of which $120.0 million was advanced at September 30, 2002. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

        At September 30, 2002, the Company had outstanding commitments to extend credit of approximately $364.0 million and standby letters of credit of approximately $21.9 million.

        During the nine months ended September 30, 2002, funds for $522.1 million of securities purchases and $143.3 million of net loan growth came from various sources, including $365.6 million of proceeds from security sales and maturities, a net increase in deposits of $240.3 million and $60.6 million from operating activities.

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

CRITICAL ACCOUNTING POLICIES

        The Company considers its Allowance for Loan Losses policy as a policy critical to the sound operations of the Company. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that are identified as probable during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the condensed consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See "Allowance for Loan Losses—Critical Accounting Policy" and "Provision for Loan Losses" for further information regarding the Company's provision and allowance for loan losses policy.

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

        The following table summarizes the simulated change in net interest income over a 12-month period as of September 30, 2002 and December 31, 2001 (dollars in thousands):

		Increase (Decrease) in Net Interest Income
Changes in Interest Rates (Basis Points)	Estimated Net Interest Income
		Amount	Percent
September 30, 2002 (Unaudited)
+100	$146,787	$2,388	1.7%
-	144,399	—	—
-100	142,567	(1,832)	(1.3)
December 31, 2001
+100	117,533	1,188	1.0
-	116,345	—	—
-100	114,879	(1,466)	(1.3)

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

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

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

(a)
The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)
Exhibits—The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

    None

(b)
Reports of Form 8-K

    Texas Regional Bancshares, Inc. has filed a Current Report on Form 8-K, dated October 10, 2002, concerning the execution of definitive agreement for Texas Regional to acquire through merger Corpus Christi Bancshares, Inc. The Current Report on Form 8-K was filed under Item 5 of Form 8-K, and no financial information concerning Texas Regional or Corpus Christi Bancshares, Inc. was required to be filed therewith.

    Texas Regional Bancshares, Inc. has filed a Current Report on Form 8-K, dated August 21, 2002, concerning the execution of a definitive agreement for Texas Regional to acquire through merger San Juan Bancshares, Inc. The Current Report on Form 8-K was filed under Item 5 of Form 8-K, and no financial information concerning Texas Regional or San Juan Bancshares, Inc. was required to be filed therewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC. (Registrant)
Date: November 13, 2002	/s/ G. E. RONEY Glen E. Roney Chairman of the Board, President & Chief Executive Officer
Date: November 13, 2002	/s/ R. T. PIGOTT, JR. R. T. Pigott, Jr. Executive Vice President & Chief Financial Officer

CERTIFICATIONS

        I, Glen E. Roney, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Texas Regional Bancshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ G. E. RONEY Glen E. Roney Chairman of the Board, President & Chief Executive Officer

CERTIFICATIONS

        I, R. T. Pigott, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Texas Regional Bancshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ R. T. PIGOTT, JR. R. T. Pigott, Jr. Executive Vice President & Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS