Form 10-K
period 2002-12-31
TEXAS REGIONAL BANCSHARES INC
filed 2003-03-13
CIK 787648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-14517

TEXAS REGIONAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2294235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 5910 3900 North 10th Street, 11th Floor McAllen, Texas	78502-5910
(Address of principal executive offices)	(Zip Code)

(956) 631-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Voting Common, $1.00 Par Value Per Share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, as of February 24, 2003: $756,264,042

Number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, as of February 24, 2003: 26,714,758

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated into Part III; Items 10-13 of this Form 10-K, to be filed not later than 120 days after the close of the Registrant’s fiscal year.

PART I

ITEM 1. BUSINESS

GENERAL

Texas Regional Bancshares, Inc. (“Texas Regional” or the “Company”) is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Texas Regional Delaware, Inc., incorporated under the laws of Delaware as a wholly owned second tier bank holding company subsidiary, owns Texas State Bank (the “Bank”), the Company’s primary operating subsidiary. The Bank has two active wholly owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 to receive and liquidate foreclosed assets.

The Company has grown rapidly through a series of strategic acquisitions. The Company acquired the Rio Grande City and Roma branches of First National Bank of South Texas during 1995. A secondary public offering of 2.5 million shares of the Company’s Class A Voting Common Stock was completed on May 14, 1996. Concurrently, the Company also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas. On February 19, 1998, the Company acquired Brownsville National Bank, Brownsville, Texas, Texas Bank and Trust, Brownsville, Texas and Bank of Texas, Raymondville, Texas. On October 1, 1999, the Company acquired Harlingen National Bank, Harlingen, Texas.  The Company made its first acquisition outside of the Rio Grande Valley on February 22, 2002 through the acquisition of Riverway Bank of Houston, Texas.  On November 18, 2002, the Company acquired Texas Country Bank, San Juan, Texas.

At December 31, 2002, the Bank operated twenty-nine banking locations. Twenty-eight banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Raymondville, Rio Grande City, San Juan, Progreso and Roma.  At December 31, 2002, the Company had consolidated total assets of $3.8 billion, loans held for investment (net of unearned discount) of $2.3 billion, deposits of $3.1 billion, and shareholders’ equity of $377.5 million.

The Company’s business strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local appeal and level of service of a community bank. The Board of Directors and management have maintained the Bank’s community orientation by tailoring products and services to meet community and customer needs. Management believes that the Bank is well positioned in its market due to its responsive customer service, the strong community involvement of management and employees, the recent trends in the Texas banking environment and the vitality of the economy in its market areas. Management’s strategy is to provide a business culture in which individual customers and small and medium sized businesses are accorded the highest priority in all aspects of the Company’s operations.

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

The Bank has also expanded the services that it provides to third party correspondent banks. The Bank’s data processing center, for example, presently serves seven banks in the Rio Grande Valley in addition to providing data processing services for all of the Bank’s banking locations.  On January 31, 2002, the Bank acquired assets and data processing service contracts from a third party processor located in Grapevine, Texas.  As a result of that acquisition the Bank now provides data processing services for 17 banks in North Texas.

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

COMPETITION

At December 31, 2002, substantially all of the Company’s operations were located in the Rio Grande Valley, which consists of Cameron, Hidalgo, Starr and Willacy Counties, and in the greater Houston metropolitan area. Cameron, Hidalgo and Starr Counties are adjacent to the Rio Grande River, which forms part of the border between the United States and Mexico. Effective with the acquisition of Riverway Bank in Houston, Texas in February 2002, the Company made its first acquisition outside of the Rio Grande Valley.

The Bank encounters intense competition in its commercial banking business, primarily from other banks located in its market areas. The Bank also competes with insurance, finance and mortgage companies, savings and loan institutions, credit unions, money market funds and other financial institutions. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, the banks’ lending limits. A substantial number of the commercial banks in the market areas served by the Bank are branches of much larger organizations affiliated with national, regional or state-wide banking companies which are larger than the Bank in terms of capital, resources and personnel. However, as a major independent community bank headquartered in Texas, management believes that the Company’s community commitment and involvement in its primary market area, as well as its commitment to quality and personalized banking services, are factors that contribute to the Company’s competitiveness.

REGULATION AND SUPERVISION

In addition to the generally applicable state and federal laws governing businesses and employers, special federal and state laws applicable only to financial institutions and their parent companies extensively regulate the Company and the Bank. Virtually all aspects of the Company’s operations are subject to specific requirements or restrictions and general regulatory oversight, from laws regulating consumer finance transactions, such as the Truth In Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as the Fair Debt Collections Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of shareholders of the Company.

References to statutes, regulations, decisions and interpretations in this Annual Report do not purport to be complete and are qualified in their entirety by reference to the actual text of the relevant statutes, regulations, decisions and interpretations.

REGULATION OF THE COMPANY

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHCA”), as amended, and therefore is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “FRB”). In addition, the Company is required to file reports with and to furnish such other information as the FRB may require pursuant to the BHCA, and to subject itself to examination by the FRB. The FRB has the authority to issue bank holding companies orders to cease and desist from unsound practices and violations of conditions imposed by, or violation of agreements with, the FRB. The FRB is also empowered to assess civil penalties against companies or individuals who violate the BHCA or orders or regulations thereunder in amounts up to $1.0 million per day, to order termination of non-approved activities and to order termination of ownership and control of non-approved subsidiaries. Certain violations may also result in criminal penalties. The FRB and the Federal Deposit Insurance Corporation (the “FDIC”), as appropriate, are authorized to exercise comparable authority, under the Federal Deposit Insurance Act (the “FDI Act”) and other statutes, with respect to subsidiary banks.

The FRB takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. Changes in the FDI Act made by the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) now require an undercapitalized institution to submit to the FRB a capital restoration plan with a guaranty, by each company having control of the bank, of the bank’s compliance with the plan.

The BHCA and the Change in Bank Control Act, together with regulations promulgated by the FRB, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring “control” of a bank holding company, such as the Company, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

Historically, the Company has been prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary bank, except that FRB has permitted bank holding companies to engage in and own shares of companies engaged in certain activities found by the FRB to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full pay out, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the FRB has considered whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. In considering any application for approval of an acquisition or merger, the FRB is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant’s record of compliance with the Community Reinvestment Act (the “CRA”). The CRA generally requires a financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods.

The Gramm-Leach-Bliley Act (“Gramm-Leach”), enacted by Congress in November 1999, now permits bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become “financial holding companies”. Beginning in March 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be “financial in nature”. Gramm-Leach also provides that the list of permissible activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological change.

Although it preserves the Federal Reserve as the umbrella supervisor of financial holding companies, Gramm-Leach adopts an administrative approach to regulation that defers to the approval and supervisory requirements of the functional regulators of insurers and insurance agents, broker-dealers, investment companies, and banks. Thus, the various state and federal regulators of a financial holding company’s operating subsidiaries would retain their jurisdiction and authority over the operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of financial holding companies’ subsidiaries through its power over the financial holding company parent. In addition, Gramm-Leach contains numerous trigger points related to legal noncompliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

By authority of the Board of Directors of the Company, Texas Regional in May 2000 filed a Declaration Electing to be a Financial Holding Company with the Federal Reserve Bank of Dallas. The Declaration became effective in June 2000.

The BHCA imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve System and other banks and non-bank companies in the same holding company. Under the BHCA and the FRB’s regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

REGULATION OF THE BANK

The Bank is a state-chartered bank subject to regulation by the Texas Department of Banking. The Bank, whose deposits are insured by the Bank Insurance Fund (the “BIF”) of the FDIC, is also a member of the Federal Reserve System, and therefore the FRB is the primary federal regulator for the Bank.

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

The Company is dependent upon dividends received from the Bank for discharge of the Company’s obligations and for payment of dividends to the Company’s shareholders. However, the application of minimum capital requirements and other rules and regulations applicable to the Bank restrict the amount of dividends that it may declare without prior regulatory approval. The

Texas Banking Department and the FRB can each further limit payment of dividends if the regulatory authority finds that the payment of dividends would constitute an unsafe or unsound practice.

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

FDICIA

FDICIA requires that federal bank regulatory authorities take “prompt corrective action” with respect to any depository institution that does not meet specified minimum capital requirements. The applicable regulations establish five capital levels which require or permit the FRB and other regulatory authorities to take supervisory action. The relevant classifications range from “well capitalized” to “critically undercapitalized”. Under these regulations, an institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater and a leverage capital ratio of 3.0% or greater (if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a “well capitalized” institution. An institution is considered “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0% (or a leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A “significantly undercapitalized” institution is one which has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%. A “critically undercapitalized” institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

With certain exceptions, an institution will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause the institution to become “undercapitalized”. Furthermore, “undercapitalized” institutions will be required to file capital restoration plans with the appropriate federal regulator. Pursuant to FDICIA, “undercapitalized” institutions also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The FRB also may, among other things, require an “undercapitalized” institution to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

The FRB is authorized to take various enforcement actions against any “significantly undercapitalized” institution and any “undercapitalized institution” that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the appropriate agency. These powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers. If imposed, these restrictions, either individually or in the aggregate, could have a significant adverse impact on the operations of the Bank.

“Critically undercapitalized” institutions may be subject to more extensive control and supervision and the FRB may prohibit any “critically undercapitalized” institution from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, “critically undercapitalized” institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within 90 days of an institution becoming “critically undercapitalized”, the FRB must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution’s continued operation.

Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2002. The Bank’s capital ratios exceeded the minimum requirements for “well capitalized” institutions under the regulatory framework for prompt corrective action at December 31, 2002. As a result, the Company does not believe that FDICIA’s prompt corrective action regulations will have any material effect on the activities or operations of the Bank.  It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the FDICIA’s prompt corrective action regulations and that the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

FDICIA contains numerous other provisions, including accounting, auditing and reporting requirements, the termination of the “too big to fail” doctrine except in special cases, regulatory standards in areas such as asset quality, earnings and compensation, and revised regulatory standards for the powers of state chartered banks, real estate lending, bank closures and capital adequacy.

DEPOSIT INSURANCE

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted on September 30, 1996. Among its provisions, the Funds Act authorizes the Financing Corporation (the “FICO”) to impose periodic assessments on depository institutions that are members of BIF in addition to institutions that are members of the Savings Association Insurance Fund (the “SAIF”) in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments.  Thus, BIF-member institutions will share in the cost of financing outstanding FICO bonds.  An institution’s FICO assessments will fluctuate based on a defined rate applied to deposits held in periods after the date the legislation was enacted.  Currently, the FICO BIF annual rate is 1.68 cents for each $100 of qualified deposits.

ACQUISITIONS

Absent an election to become a financial holding company, the BHCA limits acquisitions by the Company to commercial banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Company’s direct activities are generally limited to furnishing to its subsidiaries services that qualify under the prescribed regulatory tests. Prior Federal Reserve Board approval is required under the BHCA for new activities and acquisitions of most nonbanking companies.

The BHCA, the Federal Bank Merger Act and the Texas Banking Code regulate the acquisition of commercial banks. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or bank holding company. With respect to the Company’s subsidiary bank, the approval of the Texas Department of Banking is required for branching, purchasing the assets of other banks and for bank mergers.

In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, and the applicant’s record under the Community Reinvestment Act and fair housing laws.

The Corporation regularly evaluates acquisition opportunities and regularly conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases negotiations, regularly take place and future acquisitions could occur.

INTERSTATE BANKING AND BRANCHING LEGISLATION

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“IBBEA”) authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997 IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

Texas enacted legislation opting out of interstate branching in 1995. However, the decision to opt out was rendered ineffective with the 1998 decision of the United States District Court for the Northern District of Texas affirming the Comptroller of the Currency’s decision to permit an interstate merger involving a Texas national bank. The Texas Legislature responded in 1999 by passing The Interstate Banking and Branching Bill, which became effective September 1, 1999. This legislation provides a framework for interstate branching in Texas, providing for de novo branching by banks headquartered in states offering reciprocity to Texas institutions or institutions authorized to branch in Texas. For banks in other, non-reciprocal states, a five-year minimum age requirement is retained. The legislation also clarifies other provisions of Texas law related to interstate banks operating in Texas, and includes a “super parity” provision which provides a framework for a bank chartered in Texas, upon application, to conduct any of the activities allowed any other state or federal financial institution in the nation.

BROKER-DEALER LICENSING REQUIREMENTS

Texas State Bank’s subsidiary, TSB Securities, Inc. a broker-dealer registered with and licensed by the National Association of Securities Dealers, Inc. (“NASD”) and the Texas State Securities Board, is subject to reporting requirements and regulatory controls imposed by the NASD and the State Securities Board.

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

PERSONNEL

The Company employed 1,155 full-time equivalent employees at December 31, 2002. Employees enjoy a variety of employee benefit programs, including an employee stock ownership plan with 401(k) provisions, medical, accident, group life and long-term disability plans, and paid vacations. The Company’s employees are not unionized, and management believes employee relations to be favorable.

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

All of the Company’s banking locations are owned, except for the branch in Roma, Texas. The Brownsville, Edinburg, Harlingen, Hidalgo, McAllen, Mission, Penitas,Weslaco, San Juan, Progreso, and Houston, Texas banking locations include extensive drive-through facilities.

Management believes that it will be desirable in the future to consider the establishment of additional banking locations.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in routine litigation in the normal course of its business, which in the opinion of management, will not have a material adverse effect on the consolidated financial position, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since March 1994, the Corporation’s Class A Voting Common Stock has traded on The Nasdaq Stock Market® under the symbol TRBS. The following table shows (i) high and low prices of the Common Stock as provided to the Company by The Nasdaq Stock Market® for transactions occurring on The Nasdaq Stock Market® during the past two years, and (ii) the total number of shares involved in such transactions.

Quarter Ended	Price Per Share		Cash Dividends Declared	Volume Traded
	High	Low
March 31, 2001	25.16	18.63	0.100	2,223,671
June 30, 2001	27.40	20.55	0.100	3,009,173
September 30, 2001	26.85	21.57	0.100	2,537,820
December 31, 2001	25.32	21.80	0.100	2,282,412
March 31, 2002	29.21	24.00	0.107	2,050,576
June 30, 2002	35.09	28.67	0.110	6,295,178
September 30, 2002	36.50	27.41	0.110	3,841,360
December 31, 2002	36.10	29.21	0.120	4,573,764

On December 31, 2002, there were 854 holders of record of the Company’s Class A Common Stock.

During the two years ended December 31, 2002, an aggregate of 65,750 shares purchased by the Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) are included in the foregoing table.

The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors. There can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. The Company’s principal source of the funds to pay dividends on the Common Stock is dividends from Texas State Bank. The payment of dividends by the Bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 2002, an aggregate of $74,547,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company and its subsidiaries for, and as of, each of the years in the five-year period ended December 31, 2002. This selected financial data has been derived from the consolidated financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

	At / For Years Ended December 31,
Selected Financial Data	2002	2001	2000	1999	1998
	(Amounts in Thousands, Except Per Share Data)
Income Statement Data
Interest Income	$201,705	$183,302	$181,537	$143,841	$125,649
Interest Expense	71,986	83,776	86,513	62,221	58,384
Net Interest Income	129,719	99,526	95,024	81,620	67,265
Provision for Loan Losses	12,331	8,667	8,927	5,432	9,729
Noninterest Income	40,003	29,213	21,574	17,399	17,663
Noninterest Expense	76,159	59,344	53,544	45,888	41,102
Income Before Income Tax Expense	81,232	60,728	54,127	47,699	34,097
Income Tax Expense	27,385	21,306	18,825	16,849	11,623
Net Income	$53,847	$39,422	$35,302	$30,850	$22,474
Adjusted Net Income(2)	$53,847	$41,621	$37,501	$32,414	$23,803
Per Common Share Data
Basic Earnings Per Share(1)	$2.07	$1.63	$1.47	$1.30	$0.95
Diluted Earnings Per Share(1)	2.05	1.62	1.46	1.28	0.93
Adjusted Basic Earnings Per Share(2)	2.07	1.72	1.56	1.36	1.00
Adjusted Diluted Earnings Per Share(2)	2.05	1.71	1.55	1.34	0.99
Book Value at End of Period(1)	14.25	10.89	9.43	7.85	7.46
Cash Dividends Declared(1)	0.447	0.400	0.355	0.312	0.285
Dividend Payout Ratio	21.80%	24.69%	24.19%	24.64%	30.52%
Weighted Average Shares Outstanding(1)
Basic	26,013	24,207	24,075	23,775	23,762
Diluted	26,258	24,381	24,220	24,129	24,138
Shares Outstanding at End of Period(1)	26,488	24,354	24,135	23,965	23,767
Balance Sheet Data
Total Assets	$3,835,187	$2,590,812	$2,426,097	$2,120,690	$1,762,332
Loans Held for Investment	2,267,530	1,710,001	1,587,827	1,374,759	1,089,505
Securities	1,196,079	655,635	621,945	533,948	470,267
Interest-Earning Assets	3,534,497	2,366,227	2,216,877	1,913,784	1,592,325
Deposits	3,132,191	2,235,877	2,109,748	1,885,346	1,562,942
Shareholders’ Equity	377,455	265,259	227,704	188,188	177,274
Average Balance Sheet Data
Total Assets	$3,414,940	$2,489,149	$2,257,193	$1,896,880	$1,654,135
Loans Held for Investment	2,094,256	1,627,901	1,482,628	1,209,609	1,023,527
Securities	1,003,137	636,257	560,116	488,506	432,767
Interest-Earning Assets	3,146,052	2,281,508	2,052,573	1,720,083	1,491,211
Deposits	2,850,216	2,166,106	1,999,028	1,684,730	1,462,215
Shareholders’ Equity	335,551	250,231	202,498	183,390	171,427
Performance Ratios
Return on Average Assets	1.58%	1.58%	1.56%	1.63%	1.36%
Return on Average Equity	16.05	15.75	17.43	16.82	13.11
Net Interest Margin(3)	4.19	4.44	4.71	4.84	4.61
Efficiency Ratio	45.88	45.76	45.37	46.01	49.74
Asset Quality Ratios
Nonperforming Assets to Loans Held for Investment and Repossessed Assets	1.12%	1.27%	1.08%	1.04%	1.44%
Net Loan Charge-Offs to Average Loans Held for Investment	0.48	0.43	0.42	0.29	0.79
Allowance for Loan Losses to Loans Held For Investment	1.24	1.23	1.23	1.22	1.21
Allowance for Loans Losses to Nonperforming Loans	189.97	149.99	155.90	200.35	127.10
Capital Ratios
Total Risk-Based Capital Ratio	13.77%	13.54%	12.35%	11.94%	14.04%
Tier 1 Risk-Based Capital Ratio	12.67	12.39	11.20	10.79	12.90
Leverage Capital Ratio	8.89	9.05	8.14	7.58	8.84
Equity to Assets Ratio	9.84	10.24	9.39	8.87	10.06

(1)      Restated to retroactively give effect for the three-for-two stock split declared and distributed by Texas Regional during second quarter 2002, effected as a 50% stock dividend.

(2)      Represents previously reported net income and net income per common share, adjusted for the exclusion of goodwill amortization, net of tax.  Beginning in 2002, new accounting standards eliminated the amortization of goodwill.

(3)      For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming 35% federal income tax rate).  Income on a tax-equivalent basis is not considered GAAP.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competitive pressure in the banking industry; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

The following discussion addresses information pertaining to the financial condition and results of operations of Texas Regional Bancshares, Inc. and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements, as well as with the other information presented throughout the report. In addition to historical information, this discussion and other sections contained in this Annual Report include certain forward-looking statements regarding events and trends which may affect the Company’s future results. Such statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis.

ACQUISITIONS

On February 19, 1998, the Company completed the acquisition of three bank holding companies and their three subsidiary banks (the “Mergers”). The acquisition of Brownsville Bancshares, Inc. and its subsidiary, Brownsville National Bank, included two banking locations in Brownsville, Cameron County, Texas, with assets of approximately $100.1 million, loans of $42.6 million, deposits of $87.2 million and equity of $12.1 million. The Company achieved this acquisition by the exchange of 984,806 shares of Company stock for all of the outstanding shares of Brownsville Bancshares, Inc. and cancellation of outstanding stock options. Brownsville National Bank merged with and into the Bank.

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

On February 22, 2002, the Company completed the acquisition of Riverway Holdings, Inc. and its subsidiary, Riverway Bank located in Houston, Harris County, Texas. The shareholders of Riverway Holdings, Inc. (“Riverway”) received 1,176,226 shares of Texas Regional common stock in exchange for their shares of Riverway common stock. In addition, 100,000 shares (150,000 shares following the three-for-two stock split effected during June 2002) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies. Riverway had total assets of approximately $681.1 million, loans held for investment of $347.0 million, deposits of $504.6 million and equity of $30.4 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition, February 22, 2002. Riverway Bank merged with and into the Bank.

On November 18, 2002, the Company completed the acquisition of San Juan Bancshares, Inc. and its subsidiary, Texas Country Bank located in San Juan, Hidalgo County, Texas with one additional banking location in Progreso, Hidalgo County, Texas. The shareholders of San Juan Bancshares, Inc. (“San Juan”) received 149,995 shares of Texas Regional common stock in exchange for their shares of San Juan common stock. San Juan had total assets of approximately $49.9 million, loans of $23.0 million, deposits of $44.7 million and equity of $4.1 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements from the date of acquisition, November 18, 2002.

OVERVIEW

Total assets at December 31, 2002, 2001 and 2000 were $3,835,187,000, $2,590,812,000 and $2,426,097,000, respectively. Total deposits at December 31, 2002, 2001 and 2000 were $3,132,191,000, $2,235,877,000, and $2,109,748,000, respectively, with deposit growth in each period resulting from internal growth and acquisitions. Loans held for investment were $2,267,530,000 at December 31, 2002, an increase of $557,529,000 or 32.6% from $1,710,001,000 at the end of 2001. Loans held for investment were $1,587,827,000 at year end 2000. Shareholders’ equity was $377,455,000, $265,259,000, and $227,704,000 at December 31, 2002, 2001 and 2000, respectively.

Net income was $53,847,000, $39,422,000 and $35,302,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and diluted earnings per share were $2.05, $1.62, and $1.46 for these same periods. Earnings growth from 2001 to 2002 resulted principally from an increase in income generated from loan and investment security growth. In addition, although average deposits increased from prior year, interest paid on interest-bearing deposits decreased due to a decline in average rates. The Company posted returns on average assets of 1.58%, 1.58% and 1.56% and returns on average equity of 16.05%, 15.75% and 17.43% for the years ended 2002, 2001 and 2000, respectively. The Company’s efficiency ratio was 45.88% in 2002, 45.76% in 2001 and 45.37% in 2000. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

ANALYSIS OF FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $138,539,000 at December 31, 2002. By comparison, the Company had $95,702,000 in cash and cash equivalents at December 31, 2001, an increase of $42,837,000 or 44.8%.

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

At December 31, 2002 and December 31, 2001, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table displays the carrying amount (fair value) of securities available for sale:

	December 31,
Securities Available for Sale	2002	2001	2000
	(Dollars in Thousands)
U.S. Treasury	$727	$403	$400
U.S. Government Agency	808,925	419,673	445,598
Mortgage-Backed	283,236	165,614	119,878
States and Political Subdivisions	80,936	59,800	45,390
Other	21,841	9,231	9,036
Total	$1,195,665	$654,721	$620,302

The following table presents the maturities, amortized cost, estimated fair value and weighted average yields of securities available for sale at December 31, 2002. Mortgage backed securities were allocated based on weighted average life.

	Amortized Cost Maturing
Securities Available for Sale	One Year Or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
U.S. Treasury	$—	$715	$—	$—	$715	$727
U.S. Government Agency	15,612	710,458	55,029	—	781,099	808,925
Mortgage-Backed	16,975	262,884	—	—	279,859	283,236
States and Political Subdivisions	852	26,067	38,307	12,473	77,699	80,936
Other	584	2,639	25	18,544	21,792	21,841
Total	$34,023	$1,002,763	$93,361	$31,017	$1,161,164	$1,195,665
Weighted Average Yields (Taxable-Equivalent Basis)
U.S. Treasury	—%	2.77%	—%	—%	2.77%
U.S. Government Agency	5.40	4.20	5.67	—	4.33
Mortgage-Backed	4.18	3.93	—	—	3.95
States and Political Subdivisions	6.33	5.64	6.43	7.51	6.34
Other	2.31	5.70	5.50	4.08	4.23
Total	4.76%	4.17%	5.98%	5.46%	4.37%

Net unrealized holding gains, net of related tax effect, of $22,128,000 and $2,584,000 at December 31, 2002 and December 31, 2001, respectively, on securities available for sale are reported as a separate component of shareholders’ equity as accumulated other comprehensive income.

The following table displays the carrying amount (amortized cost) of securities held to maturity:

	December 31,
Securities Held to Maturity	2002	2001	2000
	(Dollars in Thousands)
States and Political Subdivisions	$414	$914	$1,643
Total	$414	$914	$1,643

The following table presents the maturities, amortized cost, estimated fair value and weighted average yields of securities held to maturity at December 31, 2002:

	Amortized Cost Maturing
Securities Held to Maturity	One Year Or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
States and Political Subdivisions	$5	$409	$—	$—	$414	$451
Total	$5	$409	$—	$—	$414	$451
Weighted Average Yields (Taxable-Equivalent Basis)
States and Political Subdivisions	11.32%	9.35%	—%	—%	9.37%
Total	11.32%	9.35%	—%	—%	9.37%

All investments in states and political subdivisions are investments in entities within the State of Texas. No single issuer accounted for as much as 10.0% of total shareholders’ equity at December 31, 2002. Of the obligations of states and political subdivisions held by the Company at December 31, 2002, 73.2% were rated A or better by Moody’s Investor Services, Inc. and 65.1% of the non-rated issues or $12,907,000 are local issues purchased in private placement transactions.

LOANS

The Company manages its credit risk by establishing and implementing strategies and guidelines appropriate to the characteristics of borrowers, industries, geographic locations and risk products. Diversification of risk within each of these areas is a primary objective. Policies and procedures are developed to ensure that loan commitments conform to current strategies and guidelines. Management continually refines the Company’s credit policies and procedures to address the risks in the current and prospective environment and to reflect management’s current strategic focus. The credit process is controlled with continuous credit review and analysis, and review by internal and external auditors and regulatory authorities. The Company’s loans are widely diversified by borrower and industry group.

The Company has collateral management policies in place so that collateral lending of all types is approached on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes accounts receivable and inventory, marketable securities, equipment, agricultural products and real estate. Autos, deeds of trust, life insurance and marketable securities are accepted as collateral for the installment loan portfolio.

Management of the Company believes that the Company has benefited from increased loan demand due to passage of the North American Free Trade Agreement (“NAFTA”) and the strong population growth in the Rio Grande Valley. The effects of NAFTA have also increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras) which benefit the Rio Grande Valley economy. Management believes that NAFTA will continue to have a positive impact on the Company’s growth and earnings prospects.

The majority of the Company’s loans are loans held for investment except for certain mortgage loans originated and intended for sale in the secondary market. Loans held for sale represent 2.4% of total loans.

The extension of credits denominated in a currency other than that of the country in which a borrower is located are called “cross-border” credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in, Mexico. The Company’s total cross-border credits at December 31, 2002 of $3,245,000 represented 0.1% of total loans held for investment. See “Nonperforming Assets” for additional information on cross-border credits.

Total loans held for investment of $2,267,530,000 for the year ended December 31, 2002 increased $557,529,000 or 32.6% compared to the year ended December 31, 2001 levels of $1,710,001,000. Loans held for investment increased $122,174,000 or 7.7% for the year ended December 31, 2001 compared to levels of $1,587,827,000 at December 31, 2000. The increase in total loans held for investment for the year ended December 31, 2002 is primarily attributable to $370,056,000 in loans held for investment obtained through the Riverway and San Juan acquisitions. In 2002, internal growth in the loans held for investment portfolio was 11.0%. The increase in total loans held for investment for the year ended December 31, 2002 reflects growth in all loan categories.

The following table presents the composition of the loans held for investment portfolio at the end of each of the last five years:

	December 31,
Loans Held for Investment Portfolio Composition	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Commercial	$668,359	$540,812	$481,277	$391,855	$311,966
Commercial Tax-Exempt	29,474	13,832	13,213	22,160	22,155
Total Commercial	697,833	554,644	494,490	414,015	334,121
Agricultural	63,522	57,995	71,482	59,437	52,302
Real Estate
Construction	238,686	151,935	143,023	101,376	66,018
Commercial Mortgage	848,404	621,699	536,856	456,507	354,134
Agricultural Mortgage	57,995	49,888	43,725	38,256	34,440
1-4 Family Mortgage	221,962	162,413	173,860	160,786	128,945
Total Real Estate	1,367,047	985,935	897,464	756,925	583,537
Consumer	139,128	111,427	124,391	144,382	119,545
Total Loans Held for Investment	$2,267,530	$1,710,001	$1,587,827	$1,374,759	$1,089,505

The contractual maturity schedule of the loans held for investment portfolio at December 31, 2002 follows:

Loan Maturities	One Year Or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial	$382,252	$168,647	$117,460	$668,359
Commercial Tax-Exempt	16,429	3,631	9,414	29,474
Total Commercial	398,681	172,278	126,874	697,833
Agricultural	54,382	7,137	2,003	63,522
Real Estate
Construction	185,302	51,216	2,168	238,686
Commercial Mortgage	152,935	566,077	129,392	848,404
Agricultural Mortgage	11,515	36,696	9,784	57,995
1-4 Family Mortgage	30,006	112,685	79,271	221,962
Total Real Estate	379,758	766,674	220,615	1,367,047
Consumer	45,113	87,665	6,350	139,128
Total Loans Held for Investment	$877,934	$1,033,754	$355,842	$2,267,530
Variable-Rate Loans	$460,231	$521,128	$225,496	$1,206,855
Fixed-Rate Loans	417,703	512,626	130,346	1,060,675
Total Loans Held for Investment	$877,934	$1,033,754	$355,842	$2,267,530

The Company’s policy on maturity extensions and rollovers is based on management’s assessment of individual loans. Approvals for the extension or renewal of loans without reduction of principal for more than one twelve-month period are generally avoided, unless the loans are fully secured and properly margined by cash or marketable securities, or are revolving lines subject to annual analysis and renewal.

NONPERFORMING ASSETS

The Company has several procedures in place to assist in maintaining the overall quality of its loan portfolio. The Bank has established underwriting guidelines to be followed by its officers and monitors its delinquency levels for any negative or adverse trends.

Nonperforming assets consist of loans and other assets, primarily real estate, acquired in partial or full satisfaction of loan obligations. Nonperforming loans include loans on nonaccrual status or that have been restructured. The Company’s policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income unless the collateral provides more than adequate margin to ensure collection of that interest. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower’s financial condition. The Company’s classification of nonperforming loans includes those loans for which management believes collection is doubtful. Management is not aware of any specific borrower relationships that are not reported as nonperforming where management has doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

Nonperforming assets of $25,410,000 at December 31, 2002 increased $3,580,000 or 16.4% compared to December 31, 2001 levels of $21,830,000. Nonperforming assets decreased as a percentage of total assets from 0.84% at December 31, 2001 to 0.66% at December 31, 2002. During 2001, nonperforming assets increased $4,616,000 or 26.8% compared with December 31, 2000 levels of $17,214,000.

Nonaccrual loans of $14,800,000 at December 31, 2002 was comparable to December 31, 2001 levels of $14,034,000, increasing by only $766,000 or 5.5%. Nonaccrual loans at December 31, 2001 increased $5,035,000 or 56.0% compared with December 31, 2000 levels of $8,999,000. The increase in nonaccrual loans at December 31, 2001 compared to December 31, 2000 resulted primarily from the addition of $8,238,000 in loans previously on accrual status and the addition of $2,773,000 previously in restructured loans. Two loan relationships totaling $5,456,000 accounted for the majority of the amount transferred from accrual status. This increase was partially offset by $2,611,000 of loans on nonaccrual status at December 31, 2000 transferred to foreclosed assets, $2,078,000 in payment reductions and $993,000 in nonaccrual loans charged off. Cross-border nonaccrual loans at December 31, 2002 was $0 compared to $1,666,000 at December 31, 2001. The decrease in cross-border nonaccrual loans was the result of one loan relationship totaling $1,666,000 that was charged off during 2002.

Nonperforming loans of $14,800,000 at December 31, 2002 was comparable to December 31, 2001 levels of $14,034,000, increasing by only $766,000 or 5.5%. Nonperforming loans of $14,034,000 at December 31, 2001 increased $1,553,000 or 12.4% compared with December 31, 2000 levels of $12,481,000.

There were no restructured loans at December 31, 2002 or December 31, 2001. Restructured loans decreased to $0 at December 31, 2001 from $3,482,000 at December 31, 2000 resulting from the transfer of $2,773,000 to nonaccrual status and $825,000 charged off during 2001.

Foreclosed and other assets increased by $2,814,000 or 36.1% to $10,610,000 at December 31, 2002 compared to $7,796,000 at December 31, 2001. The increase in foreclosed assets during 2002 was primarily attributable to the addition of several foreclosed properties totaling $2,620,000 from three loan relationships. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at December 31, 2002, 2001 and 2000 that are not classified as nonaccrual totaled $4,411,000, $12,164,000 and $4,022,000, respectively. The decrease in accruing loans past due 90 days or more at December 31, 2002 as compared to the year ended December 31, 2001 was primarily a result of three large credits totaling $7,185,000 that were either current or paid off as of December 31, 2002. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of loans held for investment and foreclosed assets at December 31, 2002 decreased to 1.31% from 1.98% at December 31, 2001 primarily as a result of the decrease in loans 90 days and still accruing.

An analysis of the components of nonperforming assets for each of the last five years follows:

	December 31,
Nonperforming Assets	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Nonaccrual Loans	$14,800	$14,034	$8,999	$8,341	$10,414
Restructured Loans	—	—	3,482	—	—
Nonperforming Loans	14,800	14,034	12,481	8,341	10,414
Foreclosed and Other Assets	10,610	7,796	4,733	5,958	5,368
Total Nonperforming Assets	25,410	21,830	17,214	14,299	15,782
Accruing Loans 90 Days or More Past Due	4,411	12,164	4,022	2,697	3,099
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$29,821	$33,994	$21,236	$16,996	$18,881
Nonperforming Loans as a % of Loans Held for Investment	0.65%	0.82%	0.79%	0.61%	0.96%
Nonperforming Assets as a % of Loans Held for Investment and Foreclosed Assets	1.12	1.27	1.08	1.04	1.44
Nonperforming Assets as a % of Total Assets	0.66	0.84	0.71	0.67	0.90
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a % of Loans Held for Investment and Foreclosed Assets	1.31	1.98	1.33	1.23	1.72

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 2002, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES - CRITICAL ACCOUNTING POLICY

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. A specific percentage is allocated to total loans held for investment in good standing and not specifically reserved while additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank’s allowance for loan losses on a quarterly basis. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio. There can be no assurance that future additions to the allowance will not be necessary.

The allowance for loan losses at December 31, 2002 totaled $28,116,000, representing a net increase of $7,066,000 or 33.6% compared to $21,050,000 at December 31, 2001. The allowance for loan loss balance obtained through the Riverway and San Juan acquisitions, during first and fourth quarter 2002, respectively, accounted for $4,732,000 of the increase. The remaining increase of $2,334,000 or 11.1% from 2001 is comparable with internal growth in the loans held for investment portfolio of 11.0%. Management believes that the allowance for loan losses at December 31, 2002 adequately reflects the probable losses in the loan portfolio. State and federal bank regulatory authorities, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses:

	Years Ended December 31,
Allowance for Loan Loss Activity	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Balance at Beginning of Period	$21,050	$19,458	$16,711	$13,236	$11,291
Balance from Acquisitions	4,732	—	—	1,576	308
Provision for Loan Losses	12,331	8,667	8,927	5,432	9,729
Charge-Offs
Commercial	6,989	5,105	4,722	2,279	1,600
Agricultural	60	341	48	106	5,453
Real Estate	1,897	122	247	192	875
Consumer	1,970	1,979	1,992	1,561	1,230
Total Charge-Offs	10,916	7,547	7,009	4,138	9,158
Recoveries
Commercial	226	112	84	268	370
Agricultural	39	4	441	5	72
Real Estate	106	4	10	48	376
Consumer	548	352	294	284	248
Total Recoveries	919	472	829	605	1,066
Net Charge-Offs	9,997	7,075	6,180	3,533	8,092
Balance at End of Period	$28,116	$21,050	$19,458	$16,711	$13,236
Ratio of Allowance for Loan Losses to Loans Held for Investment, Net of Unearned Discount	1.24%	1.23%	1.23%	1.22%	1.21%
Ratio of Allowance for Loan Losses to Nonperforming Loans	189.97	149.99	155.90	200.35	127.10
Ratio of Net Charge-Offs to Average Loans Held for Investment, Net of Unearned Discount	0.48	0.43	0.42	0.29	0.79

The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans in the loans held for investment portfolio at the end of each of the last five years follows:

	Years Ended December 31,
	2002		2001		2000		1999		1998
Allocation of the Allowance for Loan Losses	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans
	(Dollars in Thousands)
Commercial	$9,053	30.8%	$8,797	32.4%	$6,377	31.1%	$6,493	30.1%	$4,301	30.7%
Agricultural	2,602	2.8	462	3.4	1,036	4.5	648	4.3	589	4.8
Real Estate	13,552	60.3	9,851	57.7	8,444	56.5	7,238	55.1	5,247	53.5
Consumer	1,290	6.1	617	6.5	730	7.9	950	10.5	738	11.0
Unallocated	1,619	—	1,323	—	2,871	—	1,382	—	2,361	—
Total	$28,116	100.0%	$21,050	100.0%	$19,458	100.0%	$16,711	100.0%	$13,236	100.0%

PREMISES AND EQUIPMENT, NET

Premises and equipment of $89,500,000 at December 31, 2002 increased $13,924,000 or 18.4% compared to $75,576,000 at December 31, 2001. The increase resulted primarily from $6,891,000 of premises and equipment acquired through the Riverway and San Juan acquisitions and $6,163,000 for the purchase of an aircraft during second quarter 2002. Premises and equipment decreased by only $880,000 or 1.2% for December 31, 2001 compared to $76,456,000 at December 31, 2000.

GOODWILL AND IDENTIFIABLE INTANGIBLES

Goodwill of $28,501,000 at December 31, 2002 increased $4,245,000 or 17.5% compared to $24,256,000 at December 31, 2001. The increase is attributable to $4,245,000 in goodwill added with the Riverway acquisition. Goodwill of $24,256,000 at December 31, 2001 decreased $2,295,000 or 8.6% compared to $26,551,000 at December 31, 2000. In accordance with Financial Accounting Standards Board Statement No. 142 (“Statement 142”), “Goodwill and Other Intangible Assets”, the Company discontinued the amortization of goodwill effective January 1, 2002.

Identifiable intangibles of $18,454,000 at December 31, 2002 increased $6,712,000 or 57.2% compared to $11,742,000 at December 31, 2001. Identifiable intangibles increased primarily as a result of $9,268,000 in core deposit intangibles added with the Riverway and San Juan acquisitions. Core deposit intangibles added with the 2002 acquisitions are being amortized over their estimated useful life of 10 years. In addition, $849,000 was added in data processing intangibles as a result of the Grapevine data operations center acquisition during first quarter 2002. The increases were offset by amortization of $3,405,000 for the year ended December 31, 2002. Identifiable intangibles of $11,742,000 at December 31, 2001 decreased $2,105,000 or 15.2% compared to $13,847,000 at December 31, 2000. The decrease in 2001 resulted from amortization of existing intangibles.

DEPOSITS

Total deposits of $3,132,191,000 at December 31, 2002 increased $896,314,000 or 40.1% compared to December 31, 2001 levels of $2,235,877,000, which increased $126,129,000 or 6.0% compared to December 31, 2000 levels of $2,109,748,000. The increase in total deposits is primarily attributable to $504,557,000 and $44,721,000 added with the Riverway and San Juan acquisitions, respectively. Internal deposit growth for 2002 was 15.5%. Total non-interest bearing deposits of $445,978,000 for the year ended December 31, 2002 represented an increase of $115,114,000 or 34.8% compared to the year ended December 31, 2001. Non-interest bearing deposits obtained through the Riverway and San Juan acquisitions accounted for $49,474,000 of the increase. Non-interest bearing deposits increased $29,578,000 or 9.8% compared to the year ended December 31, 2000. Total public funds deposits (consisting of Public Funds Demand Deposits, Savings, Money Market Checking and Savings and Time Deposits) of $818,565,000 for the year ended December 31, 2002 increased $370,534,000 or 82.7% compared to $448,031,000 for the year ended December 31, 2001. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public funds deposits.

The following table presents the composition of total deposits at the end of the last three years:

	December 31,
Deposit Composition	2002	2001	2000
	(Dollars in Thousands)
Demand Deposits
Commercial and Individual	$441,775	$326,733	$294,046
Public Funds	4,203	4,131	7,240
Total Demand Deposits	445,978	330,864	301,286
Interest-Bearing Deposits
Savings
Commercial and Individual	139,157	117,732	110,947
Public Funds	374	310	365
Money Market Checking and Savings
Commercial and Individual	514,907	436,846	370,645
Public Funds	323,735	124,241	100,977
Time Deposits
Commercial and Individual	1,217,787	906,535	900,478
Public Funds	490,253	319,349	325,050
Total Interest-Bearing Deposits	2,686,213	1,905,013	1,808,462
Total Deposits	$3,132,191	$2,235,877	$2,109,748
Weighted Average Rate on Interest-Bearing Deposits	2.23%	3.13%	5.29%

Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2002:

Maturities of Time Deposits of $100,000 or More (Dollars in Thousands)
Three Months or Less	$552,974
After Three through Six Months	257,300
After Six through Twelve Months	218,922
After Twelve Months	98,840
Total	$1,128,036
Weighted Average Rate on Time Deposits of $100,000 or More	2.86%

Mexico is a part of the trade territory of the Company and foreign deposits from Mexican sources have traditionally been a source of funding. Foreign deposits increased by 10.2% as compared to 15.5% internal deposit growth in total deposits.

The following table presents foreign deposits, primarily from Mexican sources:

	December 31,
Foreign Deposits	2002	2001
	(Dollars in Thousands)
Demand Deposits	$17,516	$12,694
Interest-Bearing Deposits
Savings	20,621	19,260
Money Market Checking and Savings	40,657	43,976
Time Deposits Under $100,000	81,361	75,692
Time Deposits of $100,000 or more	218,796	192,209
Total Interest-Bearing Deposits	361,435	331,137
Total Foreign Deposits	$378,951	$343,831
Percent of Total Deposits	12.10%	15.38%
Weighted Average Rate on Foreign Deposits	2.21%	3.11%

SHAREHOLDERS’ EQUITY AND CAPITAL RESOURCES

Shareholders’ equity increased by $112,196,000 or 42.3% during the year ended December 31, 2002 primarily due to common stock issued totaling $40,780,000 and $4,729,000 for the Riverway and San Juan acquisitions, respectively, as well as comprehensive income of $73,391,000 less cash dividends of $11,819,000. Comprehensive income for the period included net income of $53,847,000 and unrealized gain on securities available for sale, net of tax, of $19,544,000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital:

Regulatory Capital Ratios (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$350,334	13.77%	$203,474	8.00%	$254,342	10.00%
Tier I Capital (to Risk-Weighted Assets)	322,218	12.67	101,737	4.00	152,605	6.00
Tier I Capital (to Average Assets)	322,218	8.89	145,004	4.00	181,255	5.00

As of December 31, 2001
Total Capital (to Risk-Weighted Assets)	$247,727	13.54%	$146,401	8.00%	$183,001	10.00%
Tier I Capital (to Risk-Weighted Assets)	226,677	12.39	73,200	4.00	109,801	6.00
Tier I Capital (to Average Assets)	226,677	9.05	100,161	4.00	125,201	5.00

Texas State Bank
As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$328,630	12.93%	$203,267	8.00%	$254,084	10.00%
Tier I Capital (to Risk-Weighted Assets)	300,514	11.83	101,634	4.00	152,451	6.00
Tier I Capital (to Average Assets)	300,514	8.29	144,938	4.00	181,173	5.00

As of December 31, 2001
Total Capital (to Risk-Weighted Assets)	$235,733	12.88%	$146,373	8.00%	$182,967	10.00%
Tier I Capital (to Risk-Weighted Assets)	214,683	11.73	73,187	4.00	109,780	6.00
Tier I Capital (to Average Assets)	214,683	8.58	100,142	4.00	125,178	5.00

At December 31, 2002, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

ANALYSIS OF RESULTS OF OPERATIONS

NET INCOME

Net income was $53,847,000 in 2002, compared to $39,422,000 in 2001 and $35,302,000 in 2000. The increase in net income in 2002 from 2001 by $14,425,000 or 36.6% was primarily due to an increase in interest-earning assets and service charge income. Earnings per diluted common share were $2.05, $1.62 and $1.46 for the years ended December 31, 2002, 2001 and 2000, respectively. Return on assets averaged 1.58%, 1.58% and 1.56%, while return on shareholders’ equity averaged 16.05%, 15.75% and 17.43% for the years ended December 31, 2002, 2001 and 2000, respectively.

NET INTEREST INCOME

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Comparing net interest income on a tax-equivalent basis is standard practice in the financial services industry. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2002, 2001 and 2000:

	Years Ended December 31,
	2002			2001			2000
Tax-Equivalent Basis(1)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Assets
Interest-Earning Assets
Loans Held for Sale	$36,789	$2,203	5.99%	$—	$—	—%	$—	$—	—%
Loans Held for Investment
Commercial	674,185	43,991	6.53	581,152	48,657	8.37	507,103	49,400	9.74
Real Estate	1,278,651	97,660	7.64	929,310	84,656	9.11	841,084	82,831	9.85
Consumer	141,420	13,253	9.37	117,439	13,173	11.22	134,441	14,407	10.72
Total Loans Held for Investment	2,094,256	154,904	7.40	1,627,901	146,486	9.00	1,482,628	146,638	9.89
Securities
Taxable	934,907	42,008	4.49	585,266	34,369	5.87	511,414	32,432	6.34
Tax-Exempt	68,230	4,569	6.70	50,991	3,582	7.02	48,702	3,587	7.37
Total Securities	1,003,137	46,577	4.64	636,257	37,951	5.96	560,116	36,019	6.43
Interest-Bearing and Time Deposits	974	49	5.03	1,622	85	5.24	3,920	238	6.07
Federal Funds Sold	10,896	174	1.60	15,728	539	3.43	5,909	367	6.21
Total Interest-Earning Assets	3,146,052	$203,907	6.48%	2,281,508	$185,061	8.11%	2,052,573	$183,262	8.93%
Cash and Due from Banks	102,207			74,054			64,354
Premises and Equipment, Net	85,336			75,669			76,613
Other Assets	107,935			78,469			82,291
Allowance for Loan Losses	(26,590)			(20,551)			(18,638)
Total Assets	$3,414,940			$2,489,149			$2,257,193
Liabilities
Interest-Bearing Liabilities
Savings	$130,281	$1,547	1.19%	$114,498	$2,089	1.82%	$118,887	$2,624	2.21%
Money Market Checking and Savings	747,591	11,140	1.49	514,456	14,202	2.76	413,863	14,051	3.40
Time Deposits	1,575,186	51,986	3.30	1,231,729	65,001	5.28	1,175,406	67,455	5.74
Total Savings and Time Deposits	2,453,058	64,673	2.64	1,860,683	81,292	4.37	1,708,156	84,130	4.93
Other Borrowed Money	205,405	7,313	3.56	50,972	2,484	4.87	40,369	2,383	5.90
Total Interest-Bearing Liabilities	2,658,463	$71,986	2.71%	1,911,655	$83,776	4.38%	1,748,525	$86,513	4.95%
Demand Deposits	397,158			305,423			290,872
Other Liabilities	23,768			21,840			15,298
Total Liabilities	3,079,389			2,238,918			2,054,695
Shareholders’ Equity	335,551			250,231			202,498
Total Liabilities and Shareholders’ Equity	$3,414,940			$2,489,149			$2,257,193
Net Interest Income		$131,921			$101,285			$96,749
Net Yield on Total Interest-Earning Assets			4.19%			4.44%			4.71%

(1)          For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% tax rate). Income on a tax-equivalent basis is not considered in accordance with generally accepted accounting principles (“GAAP”).

Net interest income, reported on a tax-equivalent basis, increased $30,636,000 or 30.2% to $131,921,000 in 2002, compared to $101,285,000 in 2001. The increase in net interest income was largely due to growth of 37.9% in average interest-earning assets, which rose to $3,146,052,000 in 2002 compared to $2,281,508,000 in 2001. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the Riverway and San Juan acquisitions during first and fourth quarter 2002, respectively. Although average interest-earning assets increased substantially, the growth in interest income was only 10.2% as a result of interest rate reductions driven by the Federal Reserve monetary policy during 2001. Loan yield for 2002 decreased as a result of a decrease in the average prime rate from 6.91% in 2001 to 4.68% in 2002. In addition, the decrease in securities yield in 2002 compared to 2001 resulted from the sale or maturity of higher yielding securities and the reinvesting of the proceeds into lower yielding securities. The decrease in the rate paid on interest-bearing liabilities during 2002 was primarily attributable to the general decrease in average short-term interest rates. The net interest margin decreased to 4.19% in 2002 compared to 4.44% in 2001.

Tax-equivalent net interest income was $101,285,000 for 2001, an increase of $4,536,000 or 4.7% compared to 2000. The increase in net interest income was largely due to growth of 11.2% in average interest-earning assets, which rose to $2,281,508,000 in 2001 compared to $2,052,573,000 in 2000. However, the increase was partially offset by lower yields on interest-earning assets resulting from decreases in market rates. Loan yield for 2001 decreased as a result of a decrease in the average prime rate from 9.24% in 2000 to 6.91% in 2001. In addition, the decrease in securities yield in 2001 compared to 2000 resulted from higher yielding securities maturing and the reinvesting of the proceeds into lower yielding securities. The decrease in the rate paid on interest-bearing liabilities during 2001 was primarily attributable to the general decrease in average short-term interest rates and increased competition from local financial institutions. The net interest margin decreased to 4.44% in 2001 compared to 4.71% in 2000.

The net interest income and the yield on earning assets were reduced by interest foregone on impaired loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have totaled $1,752,000, $2,582,000 and $1,285,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The amount of interest income on impaired loans included in net income for cash payments received was $371,000 in 2002, $241,000 in 2001 and $490,000 in 2000.

The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities. Nonaccrual loans are included in assets, thereby reducing yields (see “Nonperforming Assets”). The allocation of the rate/volume variance has been made pro-rata on the percentage that volume and rate variances produce in each category. An analysis of changes in net interest income follows:

	Increase (Decrease)
	Year ended December 31, 2002 Compared to 2001				Year ended December 31, 2001 Compared to 2000
	Net Change	Due to Change in		Rate/ Volume	Net Change	Due to Change in		Rate/ Volume
Tax-Equivalent Basis (1)		Volume	Rate			Volume	Rate
	(Dollars in Thousands)
Interest Income
Loans Held for Sale	$2,203	$2,203	$—	$—	$—	$—	$—	$—
Loans Held for Investment	8,418	41,964	(26,076)	(7,470)	(152)	14,368	(13,224)	(1,296)
Securities
Taxable	7,639	20,532	(8,071)	(4,822)	1,937	4,684	(2,400)	(347)
Tax-Exempt	987	1,211	(167)	(57)	(5)	169	(166)	(8)
Interest-Bearing and Time Deposits	(36)	(34)	(3)	1	(153)	(139)	(33)	19
Federal Funds Sold	(365)	(165)	(288)	88	172	609	(164)	(273)
Total Interest Income	18,846	65,711	(34,605)	(12,260)	1,799	19,691	(15,987)	(1,905)
Interest Expense
Deposits	(16,619)	25,881	(32,237)	(10,263)	(2,838)	7,512	(9,502)	(848)
Other Borrowed Money	4,829	7,526	(669)	(2,028)	101	626	(416)	(109)
Total Interest Expense	(11,790)	33,407	(32,906)	(12,291)	(2,737)	8,138	(9,918)	(957)
Net Interest Income Before Allocation of Rate/Volume	30,636	32,304	(1,699)	31	4,536	11,553	(6,069)	(948)
Allocation of Rate/Volume	—	(1,839)	1,870	(31)	—	(620)	(328)	948
Changes in Net Interest Income	$30,636	$30,465	$171	$—	$4,536	$10,933	$(6,397)	$—

(1)          For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% effective federal income tax rate for 2002 and 2001). Income on a tax-equivalent basis is not considered GAAP.

PROVISION FOR LOAN LOSSES – CRITICAL ACCOUNTING POLICY

The Company recorded a provision for loan losses of $12,331,000 for 2002, compared to $8,667,000 for 2001 and $8,927,000 for 2000. The increase in the provision is primarily attributable to our continual review of the adequacy of our loan loss allowance and growth in the loan portfolio. Net charge-offs totaled $9,997,000 and $7,075,000 for 2002 and 2001, respectively, and increased to 0.48% of average loans held for investment in 2002 compared to 0.43% of average loans held for investment in 2001. The increase in net charge-offs in 2002 is primarily attributable to $3,153,000 charged off on a loan relationship. Net charge-offs were $6,180,000 or 0.42% of average loans held for investment in 2000. The increase in net  charge-offs in 2001 is primarily attributable to a $410,000 recovery received in 2000 on an agricultural loan charged off in 1998.

Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate based on estimated probable losses in the loan portfolio. Management bases its decision on many factors which include historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, and general economic conditions, particularly as they relate to the Company’s lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the “Allowance for Loan Losses - Critical Accounting Policy” section of this Report.

NONINTEREST INCOME

Noninterest Income totaled $40,003,000 for 2002 compared to $29,213,000 for 2001 and $21,574,000 for 2000. Excluding Net Realized Gains on Sales of Securities Available for Sale, Noninterest Income increased $7,501,000 or 27.1% in 2002 compared to 2001 and $6,155,000 or 28.5% in 2001 compared to 2000. The Noninterest Income growth in 2002 resulted primarily from an increase in total service charges and data processing fees.

Total Service Charges were $25,640,000 for 2002 compared to $20,472,000 for 2001 and $14,796,000 for 2000. The increase in Total Service Charges in 2002 by $5,168,000 or 25.2% compared to 2001 primarily due an increase in deposits primarily resulting from acquisitions and an increase of $3,266,000 in non-sufficient check and return item charges. The increase in Total Service Charges during 2001 by $5,676,000 or 38.4% is attributable to a $4,919,000 increase in non-sufficient check and return item charges. The increase in non-sufficient check and return item charges was a result of deposit growth and the introduction of two new products in 2001. In June 2001, the Company launched its Free Checking program, which allows credit worthy depositors a $400 overdraft privilege after satisfying certain conditions and its Overdraft Privilege program which allows credit worthy account holders, except Free Checking account holders, a $700 overdraft privilege. Although the account holders are still subject to non-sufficient check charges, they avoid additional charges from the retailer.

Trust Service Fees were $2,730,000 for 2002 compared to $2,494,000 for 2001 and $2,301,000 for 2000. The increase in Trust Service Fees during 2002 by $236,000 or 9.5% is attributable to an increase in the average market value of trust accounts managed by 16.7%. The fair market value of assets managed was $491,087,000 at December 31, 2002 compared to $441,000,000 at December 31, 2001. In addition, the Trust Service Fees increased by $193,000 or 8.4% in 2001 compared to 2000 primarily due to an increase in the average market value of trust accounts managed by 9.5%. The fair market value of assets managed at December 31, 2000 was $384,582,000. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

Net Realized Gains on Sales of Securities Available for Sale were $4,785,000 for 2002 compared to $1,496,000 for 2001 and $12,000 for 2000. During 2002, bond prices generally rose and the Company sold various securities that had unrealized gains and were likely to be called during the latter half of 2002 and the first half of 2003. The Company sold various securities in 2001 that had unrealized gains and were likely to be called during the latter half of 2001 and the first half of 2002. Market opportunities to realize bond profits were limited during 2000 as bond prices generally fell.

Data Processing Service Fees of $6,404,000 for 2002 increased $3,210,000 or 100.5% compared to $3,194,000 for 2001. Data processing fees increased due to the acquisition of the Grapevine data processing center and related data processing contracts during first quarter 2002. Data Processing Service Fees of $3,194,000 in 2001 increased by $518,000 or 19.4% compared to $2,676,000 in 2000 primarily due to the recognition of a full year’s income on a banking client obtained during May 2000 and increased utilization of services offered to existing clients. The number of data processing clients as of December 31, 2002, 2001 and 2000 was 25, 8, and 8, respectively.

Loan Servicing Loss, Net totaled ($1,673,000) for 2002. The mortgage servicing activity was acquired with the Riverway acquisition during first quarter 2002. Although servicing fees totaled $2,305,000 in 2002, amortization of mortgage servicing rights of $2,488,000 and an addition to the valuation allowance of mortgage servicing rights of $1,683,000 resulted in a net loss in 2002. Amortization in excess of servicing fees was the result of faster than expected prepayment on the serviced mortgage loan portfolio. The balance of unamortized mortgage servicing rights at December 31, 2002 was $16,947,000.

Other Noninterest Income of $2,117,000 for 2002 increased $560,000 or 36.0% compared to $1,557,000 reported for 2001. The increase in Other Noninterest Income during 2002 was primarily due to a $663,000 gain recognized on sale of loans held for sale. This was partially offset by a $340,000 loss recognized on the disposal of obsolete computer equipment during second quarter 2002. In addition, the Company received a $100,000 sign up bonus in 2002 for changing the company used for customer check orders. Other Noninterest Income in 2001 of $1,557,000 decreased $232,000 or 13.0% compared to $1,789,000 reported for 2000. The decrease in Other Noninterest Income during 2001 was primarily due to a decrease in income from the

Rabbi Trust by $250,000 compared to 2000. The Rabbi Trust was set up to provide funding for the Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company.

NONINTEREST EXPENSE

Noninterest Expense of $76,159,000 for 2002 increased $16,815,000 or 28.3% compared to $59,344,000 for 2001. Noninterest Expense for 2001 increased $5,800,000 or 10.8% compared to $53,544,000 for 2000. The increase in 2002 results primarily from higher personnel costs. The efficiency ratio of expense to total revenue was 45.88% compared to 45.76% for 2001 and 45.37% for 2000. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

Salaries and Employee Benefits, the largest category of Noninterest Expense, were $37,993,000 in 2002, $27,933,000 in 2001 and $26,636,000 in 2000. The increase in 2002 over 2001 by $10,060,000 or 36.0% reflects increases in base salaries and higher levels of staff, including staff acquired as a result of the Riverway, San Juan, and Grapevine acquisitions. The number of average full-time equivalent employees increased by 14.9% in 2002 from 2001. Officer bonuses also increased from $422,000 in 2001 to $861,000 in 2002. In addition, in May 2002 the Company began paying 100% of non-officer employee’s medical insurance, up from 50% paid in prior periods. This contributed to medical insurance premiums increasing by $2,110,000 or 87.8% compared to the previous year. The increase in 2001 over 2000 by $1,297,000 or 4.9% reflects increases in base salaries and higher levels of staff. In addition, premiums on medical insurance increased by $459,000 or 23.6% in 2001 compared to 2000 primarily resulting from an increase in rates offered by the insurance provider. At the end of 2002, the Company had approximately 1,155 full-time equivalent employees, compared to 950 at year end 2001 and 935 at year end 2000. Salaries and Employee Benefits averaged 1.11% of average assets in 2002 compared to 1.12% in 2001 and 1.18% in 2000.

Net Occupancy Expense of $5,447,000 for 2002 increased $1,089,000 or 25.0% compared to $4,358,000 in 2001. The increase was primarily attributable to occupancy expenses incurred at the Houston and Grapevine locations acquired during first quarter 2002. Net Occupancy Expense of $4,358,000 for 2001 increased $392,000 or 9.9% compared to $3,966,000 in 2000. The increase was primarily attributable to increases in real estate property taxes and utility expenses. The increase in real estate property taxes is largely due to increases in appraised values on the corporate building and one branch location.

Equipment Expense of $8,640,000 for 2002 increased $2,075,000 or 31.6% compared to $6,565,000 for 2001. The increase in 2002 compared to 2001 was primarily due to an increase of $1,109,000 or 29.5% in depreciation expense on furniture, fixtures and equipment resulting from a 40.4% increase in the related asset accounts. In addition, equipment service contract expenses increased by $586,000 or 36.1%. During 2001, Equipment Expense increased $438,000 or 7.1% compared to $6,127,000 for 2000. The increase in 2001 compared to 2000 was primarily due to an increase of $391,000 in equipment service contract expenses.

Other Real Estate Expense, Net, includes rental income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs.  Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net was $491,000 in 2002, decreasing by $622,000 or 55.9% compared to $1,113,000 for 2001. The decrease was primarily attributable to a $542,000 decrease in expenses on a foreclosed property compared to the previous year. Other Real Estate Expense, Net of $1,113,000 for 2001 increased $463,000 or 71.2% comparable to $650,000 reported for 2000. The increase was primarily attributable to a $559,000 increase in expenses on a foreclosed property compared to the previous year. This was partially offset by a $326,000 writedown on a foreclosed property recorded in 2000. No large writedowns were recorded in 2001. Management is actively seeking buyers for all Other Real Estate.

Amortization of Goodwill was $0 for 2002 compared to $2,294,000 recorded for 2001. The Company adopted Financial Accounting Standards Board Statement 142 as of January 1, 2002 and no longer amortizes goodwill. Amortization of Goodwill of $2,294,000 for 2001 was comparable to $2,295,000 recorded for 2000.

Amortization of Identifiable Intangibles of $3,432,000 for 2002 increased $1,298,000 or 60.8% compared to $2,134,000 recorded for 2001.  The increase is a result of amortization of $1,421,000 on intangibles added with the Riverway, San Juan and Grapevine acquisitions. Amortization of Identifiable Intangibles of $2,134,000 in 2001 was comparable to $2,174,000 reported in 2000, decreasing by only $40,000 or 1.8%.

Other Noninterest Expense of $20,156,000 for 2002 increased by $5,209,000 or 34.8% compared to $14,947,000 for 2001. The increase for 2002 over 2001 was primarily attributable to an increased volume of business, primarily due to the 2002 acquisitions. Other Noninterest Expense of $14,947,000 for 2001 increased by $3,251,000 or 27.8% compared to $11,696,000 reported for 2000. The increase is primarily due to a $1.8 million judgement collected during 2000. In addition, Franchise Tax for 2001 increased $674,000 to a net expense of $155,000 compared to a net benefit of $519,000 for 2000. The increase was attributable to $221,000 in franchise tax refunds recorded during 2001 for overpayments made in previous years compared to $872,000 in franchise tax refunds in 2000.

A detailed summary of Noninterest Expense during the last three years follows:

(Dollars in thousands)	2002	2001	2000

Salaries and Wages	$28,916	$22,105	$21,168
Employee Benefits	9,077	5,828	5,468
Total Salaries and Employee Benefits	37,993	27,933	26,636
Net Occupancy Expense	5,447	4,358	3,966
Equipment Expense	8,640	6,565	6,127
Other Real Estate Expense, Net
Rental Income	(638)	(737)	(620)
(Gain) Loss on Sale	(230)	188	(103)
Expenses	1,283	1,641	920
Write-Downs	76	21	453
Total Other Real Estate Expense, Net	491	1,113	650
Amortization of Goodwill	—	2,294	2,295
Amortization of Identifiable Intangibles	3,432	2,134	2,174
Other Noninterest Expense
Advertising and Public Relations	2,697	2,297	1,971
Data Processing and Check Clearing	2,812	2,016	1,766
Director Fees	485	405	356
Franchise Tax	215	155	(519)
Insurance	532	350	387
FDIC Insurance	529	400	405
Legal	1,367	1,148	817
Professional Fees	3,283	1,825	1,338
Postage, Delivery and Freight	1,541	1,064	1,009
Printing, Stationery and Supplies	2,199	1,700	1,779
Telephone	880	716	716
Other Losses	815	983	4
Miscellaneous Expense	2,801	1,888	1,667
Total Other Noninterest Expense	20,156	14,947	11,696
Total Noninterest Expense	$76,159	$59,344	$53,544

INCOME TAX EXPENSE

The Company recorded income tax expense of $27,385,000 for 2002 compared to $21,306,000 for 2001 and $18,825,000 for 2000. The changes in income tax expense are due primarily to changes in the level of pretax income. Furthermore, during 2001 the Company recorded state income tax refunds totaling $211,000 compared to $613,000 in 2000. The Company’s effective tax rate for 2002 was 34% compared to 35% for 2001 and 2000. The decrease in the effective tax rate in 2002 compared to 2001 is due to the Bank no longer amortizing goodwill beginning in 2002, which was nondeductible for income tax purposes.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2002, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.77%, a Tier I risk-based capital ratio of 12.67% and a leverage ratio of 8.89%.

Liquidity management assures that adequate funds are available to meet deposit withdrawals, loan demand and maturing liabilities. Insufficient liquidity can result in higher costs of obtaining funds, while excessive liquidity can lead to a decline in earnings due to the cost of foregoing alternative investments. The ability to renew and acquire additional deposit liabilities is a major source of liquidity. The Company’s principal sources of funds are primarily within the local markets of the Bank and consist of deposits, interest and principal payments on loans and securities, sales of loans and securities and borrowings.

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, interest-bearing deposits, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At December 31, 2002, the Company’s liquidity ratio, defined as cash, U.S. Treasury,

U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, was 38.3% compared to 30.3% at December 31, 2001 and 30.9% at December 31, 2000.

Liability liquidity is provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. At December 31, 2002, the Company had lines of credit totaling $40,000,000 with correspondent banks for short-term liquidity needs and approximately $178,019,000 available at the Federal Home Loan Bank. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

At December 31, 2002, the Company had outstanding commitments to extend credit of approximately $313,438,000, commercial letters of credit of $12,624,000, standby letters of credit of $62,806,000, and credit card guarantees of $1,678,000.

During 2002, funds for $785,695,000 of securities purchases and $203,084,000 of net growth in the loans held for investment portfolio came from various sources, including $527,685,000 in proceeds from maturing and sold securities, a net increase in deposits of $347,036,000 and $68,599,000 from operating activities.

The Company is dependent on dividend and interest income from the Bank and the sale of stock for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines. At December 31, 2002, an aggregate of $74,547,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents contractual cash obligations of the Company as of December 31, 2002:

	Payments due by Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in Thousands)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$89,118	$64,118	$25,000	$—	$—
Federal Home Loan Bank Advances	185,000	185,000	—	—	—
Trust Preferred Securities	15,000	—	—	—	15,000
Subordinated Debentures	4,400	4,400	—	—	—
Operating Leases	3,522	505	687	254	2,076
Total Contractual Cash Obligations	$297,040	$254,023	$25,687	$254	$17,076

The following table presents contractual commercial commitments of the Company as of December 31, 2002:

		Amount of Commitment Expiration Per Period
Commercial Commitments	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in Thousands)
Lines of Credit	$313,438	$232,134	$67,383	$3,546	$10,375
Commercial Letters of Credit	12,624	12,624	—	—	—
Standby Letters of Credit	62,806	56,189	6,223	330	64
Other Commercial Commitments	1,678	293	1,315	70	—
Total Commercial Commitments	$390,546	$301,240	$74,921	$3,946	$10,439

CRITICAL ACCOUNTING POLICY

The Company considers its Allowance for Loan Losses and related provision for loan losses policy as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of probable loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of probable losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans held for investment on the consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See “Allowance for Loan Losses - Critical Accounting Policy” and “Provision for Loan Losses — Critical Accounting Policy” contained herein and “Allowance for Loan Losses” included in Note 1 of the Notes to Consolidated Financial Statements for further information regarding the Company’s provision and allowance for loan losses policy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. For example, if fixed-rate loans are funded with floating-rate deposits, the spread between loan and deposit rates will decline or turn negative if rates increase. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company’s interest rate risk arises from transactions entered into for purposes other than trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

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

In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a “driver” and is made to rise (or fall) evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.

The following table summarizes the simulated change in net interest income over a 12-month period as of December 31, 2002 and December 31, 2001:

		Increase (Decrease) in Net Interest Income
Changes in Interest Rates (Basis Points)	Estimated Net Interest Income	Amount	Percent
	(Dollars in Thousands)
December 31, 2002
+100	$154,527	$1,856	1.2%
—	152,671	—	—
-100	150,664	(2,007)	(1.3)
December 31, 2001
+100	117,533	1,188	1.0
—	116,345	—	—
-100	114,879	(1,466)	(1.3)

All the measurements of risk described above are made based upon the Company’s business mix and interest rate exposures at the particular point in time. An immediate 100 basis point decline in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management’s current view of future market developments. Because of uncertainties as to the extent of customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events impacting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of net interest income under such conditions.

The interest rate sensitivity gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities within a given time period (“GAP”). A GAP ratio is determined by dividing rate sensitive assets by rate sensitive liabilities. A ratio of 1.0 indicates a perfectly matched position, in which case the effect on net interest income due to interest rate movements would be zero.

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 2002:

Interest Rate Sensitivity Analysis	0-3 Months	4-6 Months	7-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Loans Held for Investment	$1,377,544	$109,024	$142,881	$512,639	$125,442	$2,267,530
Loans Held for Sale	56,175	—	—	—	—	56,175
Securities
Available for Sale	7,467	2,457	27,979	1,029,136	128,626	1,195,665
Held to Maturity	—	—	5	409	—	414
Interest-Bearing and Time Deposits	614	—	100	199	—	913
Federal Funds Sold	13,800	—	—	—	—	13,800
Total Interest-Bearing Assets	1,455,600	111,481	170,965	1,542,383	254,068	3,534,497
Savings	139,531	—	—	—	—	139,531
Money Market Checking and Savings Accounts	838,642	—	—	—	—	838,642
Time Deposits	759,522	403,313	370,806	172,925	1,474	1,708,040
Other Borrowed Money	88,949	40,000	129,569	25,000	10,000	293,518
Total Interest-Bearing Liabilities	1,826,644	443,313	500,375	197,925	11,474	2,979,731
Rate Sensitivity GAP (1)	$(371,044)	$(331,832)	$(329,410)	$1,344,458	$242,594	$554,766
Cumulative Rate Sensitivity GAP	$(371,044)	$(702,876)	$(1,032,286)	$312,172	$554,766
Ratio of Cumulative Rate Sensitivity GAP to Total Assets	(9.67)%	(18.33)%	(26.92)%
Ratio of Cumulative Rate Sensitive Interest-Earning Assets to Cumulative Rate Sensitive Interest-Bearing Liabilities	0.80:1	0.69:1	0.63:1

(1) Rate sensitive interest-earning assets less rate sensitive interest-bearing liabilities.

CURRENT ACCOUNTING ISSUES

In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (“Statement 141”), “Business Combinations”, and Statement No. 142 (“Statement 142”), “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board’s Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company adopted the provisions of Statement 141 as of June 30, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 did not have any impact on the Company’s consolidated financial statements. Upon adoption of Statement 142, the Company no longer amortizes goodwill. In accordance with Statement 142, the Company performed a transitional impairment test of goodwill during second quarter 2002 and an annual impairment test during fourth quarter 2002, and will perform an annual impairment thereafter. No transitional impairment losses were recognized or expected.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144 (“Statement 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supercedes Financial Accounting Standards Board Statement No. 121 (“Statement 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of Statement 121, establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 also supersedes the accounting and reporting provisions of Financial Accounting Standards Board Opinion No. 30, (“Opinion No. 30”) “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity, rather than a segment of a business, that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have an impact on the Company’s consolidated financial statements.

In October 2002, The Financial Accounting Standards Board issued Statement No. 147 (“Statement 147”), “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141 and 142. In addition, this Statement amends Financial Accounting Standards Board Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer relationship intangible assets of financial institution such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The Company adopted Statement 147 on October 1, 2002 and the Statement did not have an impact on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The disclosures required by FIN 45 improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No. 34 (“FIN 34”), “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superceded. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“Statement 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” Statement 148 amends Financial Accounting Standards Board Statement No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The adoption of Statement 148 did not have an impact on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board directed its staff to prepare a ballot draft of Financial Accounting Standards Board Statement No. 149 (“Statement 149”), “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity”. When issued, Statement 149 will require certain financial instruments that have characteristics of both liabilities and equity to be classified as liabilities in the balance sheet. Currently, the Company classifies trust preferred securities as other borrowed money on the consolidated balance sheets and its related interest cost as interest expense on consolidated statements of income and comprehensive income. The final Statement 149 is expected to be issued in the first quarter of 2003 and will be effective upon issuance for all contracts created or modified after the date the statement is issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Statement 149 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 149 when issued is not expected to have an impact on the Company’s consolidated financial statements.

FOURTH QUARTER RESULTS

The fourth quarter net income for 2002 of $13,918,000 or $0.52 per diluted common share reflected an increase of $3,632,000 or 35.3% compared to $10,286,000 or $0.42 per diluted common share for fourth quarter 2001.

Net interest income, on a tax-equivalent basis, of $34,989,000 for fourth quarter 2002 increased $8,972,000 or 34.5% compared to $26,017,000 for fourth quarter 2001. Average interest-earning assets increased by $1,088,038,000 or 46.5% to $3,428,928,000 for the three months ended December 31, 2002 compared to the same period in 2001. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the Riverway and San Juan acquisitions during first and fourth quarter 2002, respectively. Although average interest-earning assets increased substantially, the growth in interest income was hampered by interest rate reductions driven by the Federal Reserve monetary policy in 2001. Net interest margin for fourth quarter 2002 was 4.05% compared to 4.41% for fourth quarter 2001.

The provision for loan losses charged against earnings in fourth quarter 2002 totaled $3,676,000 compared to $2,958,000 for fourth quarter 2001, reflecting an increase of $718,000 or 24.3%. The increase in the provision is primarily attributable to our continual review of the adequacy of our loan loss allowance and growth in the loan portfolio. Net charge-offs of $2,786,000 for fourth quarter 2002 increased $591,000 or 26.9% compared to $2,195,000 for fourth quarter 2001.

Noninterest income of $9,815,000 for fourth quarter 2002 increased $1,630,000 or 19.9% compared to $8,185,000 for fourth quarter 2001. The majority of the increase is attributable to an increase in net realized gains on sales of securities available for sale.

Noninterest expense of $19,931,000 for fourth quarter 2002 increased $5,088,000 or 34.3% compared to $14,843,000 for fourth quarter 2001, primarily due to an increase in salaries and employee benefits and other noninterest expense. The efficiency ratio of expense to total revenue averaged 46.65% for fourth quarter 2002 compared to 42.53% for fourth quarter 2001.

The fourth quarter net income for 2002 of $13,918,000 or $0.52 per diluted common share was comparable to $14,262,000 or $0.54 per diluted common share for third quarter 2002, reflecting a decrease of $344,000 or 2.4%. Net interest income, on a tax-equivalent basis, of $34,989,000 for fourth quarter 2002 increased $1,273,000 or 3.8% compared to $33,716,000 for third quarter 2002, reflecting a continued increase in volume of earning assets. Average earning assets of $3,428,928,000 for fourth quarter 2002 increased $131,309,000 or 4.0% compared to $3,297,619,000 for third quarter 2002. The fourth quarter 2002 net interest margin of 4.05% compared to 4.06% in third quarter 2002.

The provision for loan losses charged against earnings in fourth quarter 2002 of $3,676,000 increased $726,000 or 24.6% compared to $2,950,000 reported for third quarter 2002. The increase in the provision is attributable to our continual review of the adequacy of the loan loss allowance and growth in the loan portfolio. Net charge-offs of $2,786,000 for fourth quarter 2002 increased $169,000 or 6.5% compared to net charge-offs of $2,617,000 for third quarter 2002.

Noninterest income of $9,815,000 for fourth quarter 2002 decreased $1,512,000 or 13.3% compared to $11,327,000 for third quarter 2002. The decrease was primarily attributable a loan servicing loss of $2,334,000 recorded during fourth quarter 2002. The rapid decline in mortgage rates during the latter half of 2002 resulted in a decline in the carrying value of the mortgage servicing rights (“MSR”) asset.  Consequently, loan servicing loss of $2,334,000 for the period included accelerated MSR amortization of $2,293,000 during fourth quarter 2002.

Noninterest expense of $19,931,000 for fourth quarter 2002 was comparable to $19,502,000 for third quarter 2002, increasing by $429,000 or 2.2%. The efficiency ratio of expense to total revenue averaged 46.65% for fourth quarter 2002 compared to 45.46% for third quarter 2002.

The nonperforming loans at December 31, 2002 of $14,800,000 decreased $2,354,000 or 13.7% compared to $17,154,000 at September 30, 2002. The decrease was primarily due to one relationship totaling $990,000 that was charged off, the partial charge off of another loan relationship totaling $736,000, and one relationship with several properties totaling $622,000 transferred to foreclosed assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Texas Regional Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP
Austin, Texas

January 21, 2003

CONSOLIDATED FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except Share Data)	2002	2001
Assets
Cash and Due From Banks	$124,125	$95,606
Interest-Bearing Deposits at Other Banks	614	96
Federal Funds Sold	13,800	—
Total Cash and Cash Equivalents	138,539	95,702
Time Deposits	299	495
Securities Available for Sale, at Fair Value	1,195,665	654,721
Securities Held to Maturity, at Amortized Cost (Fair Value of $451 in 2002 and $950 in 2001)	414	914
Loans Held for Sale	56,175	—
Loans Held for Investment, Net of Unearned Discount of $1,109 in 2002 and $2,116 in 2001	2,267,530	1,710,001
Less: Allowance for Loan Losses	(28,116)	(21,050)
Net Loans Held for Investment	2,239,414	1,688,951
Premises and Equipment, Net	89,500	75,576
Accrued Interest Receivable	27,781	22,728
Other Real Estate	9,159	7,085
Goodwill, Net	28,501	24,256
Identifiable Intangibles, Net	18,454	11,742
Other Assets	31,286	8,642
Total Assets	$3,835,187	$2,590,812
Liabilities
Deposits
Demand	$445,978	$330,864
Savings	139,531	118,042
Money Market Checking and Savings	838,642	561,087
Time Deposits	1,708,040	1,225,884
Total Deposits	3,132,191	2,235,877
Other Borrowed Money	293,518	70,709
Accounts Payable and Accrued Liabilities	32,023	18,967
Total Liabilities	3,457,732	2,325,553
Commitments and Contingencies (Notes 7, 11, 12, 18 and 19) Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 26,488,153 Shares in 2002 and 16,236,481 Shares in 2001	26,488	16,236
Paid-In Capital	186,169	137,027
Retained Earnings	142,670	109,412
Accumulated Other Comprehensive Income	22,128	2,584
Total Shareholders’ Equity	377,455	265,259
Total Liabilities and Shareholders’ Equity	$3,835,187	$2,590,812

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2002	2001	2000
Interest Income
Loans Held for Sale	$2,203	$—	$—
Loans Held for Investment, Including Fees	154,370	146,017	146,145
Securities
Taxable	42,008	34,369	32,432
Tax-Exempt	2,901	2,292	2,355
Interest-Bearing and Time Deposits	49	85	238
Federal Funds Sold	174	539	367
Total Interest Income	201,705	183,302	181,537
Interest Expense
Deposits	64,673	81,292	84,130
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	3,972	2,248	1,339
Federal Home Loan Bank Advances	1,838	236	1,044
Trust Preferred Securities	1,126	—	—
Subordinated Debentures	377	—	—
Total Interest Expense	71,986	83,776	86,513
Net Interest Income Before Provision for Loan Losses	129,719	99,526	95,024
Provision for Loan Losses	12,331	8,667	8,927
Net Interest Income After Provision for Loan Losses	117,388	90,859	86,097
Noninterest Income
Service Charges on Deposit Accounts	20,430	16,965	11,863
Other Service Charges	5,210	3,507	2,933
Trust Service Fees	2,730	2,494	2,301
Net Realized Gains on Sales of Securities Available for Sale	4,785	1,496	12
Data Processing Service Fees	6,404	3,194	2,676
Loan Servicing Loss, Net	(1,673)	—	—
Other Noninterest Income	2,117	1,557	1,789
Total Noninterest Income	40,003	29,213	21,574
Noninterest Expense
Salaries and Employee Benefits	37,993	27,933	26,636
Net Occupancy Expense	5,447	4,358	3,966
Equipment Expense	8,640	6,565	6,127
Other Real Estate Expense, Net	491	1,113	650
Amortization of Goodwill	—	2,294	2,295
Amortization of Identifiable Intangibles	3,432	2,134	2,174
Other Noninterest Expense, Net	20,156	14,947	11,696
Total Noninterest Expense	76,159	59,344	53,544
Income Before Income Tax Expense	81,232	60,728	54,127
Income Tax Expense	27,385	21,306	18,825
Net Income	53,847	39,422	35,302
Other Comprehensive Income, Net of Tax
Net Unrealized Gains on Securities Available for Sale
Net Unrealized Holding Gains Arising During Period	22,654	5,718	11,294
Less: Reclassification Adjustment for Net Realized Gains Included in Net Income	3,110	972	8
Total Other Comprehensive Income	19,544	4,746	11,286
Comprehensive Income	$73,391	$44,168	$46,588
Net Income Per Common Share
Basic	$2.07	$1.63	$1.47
Diluted	2.05	1.62	1.46

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes

In Shareholders’ Equity

(Dollars in Thousands)	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 1999	$14,525	$88,834	$98,277	$(13,448)	$188,188
Net Income	—	—	35,302	—	35,302
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	11,286	11,286
Total Comprehensive Income	—	—	35,302	11,286	46,588
Exercise of Stock Options, 103,523 Shares of Class A Common Stock	104	758	—	—	862
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	624	—	—	624
Class A Common Stock Cash Dividends - $0.355 per share	—	—	(8,541)	—	(8,541)
10% Stock Dividend	1,462	43,868	(45,347)	—	(17)
Balance, December 31, 2000	16,091	134,084	79,691	(2,162)	227,704
Net Income	—	—	39,422	—	39,422
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	4,746	4,746
Total Comprehensive Income	—	—	39,422	4,746	44,168
Exercise of Stock Options, 145,935 Shares of Class A Common Stock	145	2,129	—	—	2,274
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	814	—	—	814
Class A Common Stock Cash Dividends - $0.400 per share	—	—	(9,701)	—	(9,701)
Balance, December 31, 2001	16,236	137,027	109,412	2,584	265,259
Net Income	—	—	53,847	—	53,847
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	19,544	19,544
Total Comprehensive Income	—	—	53,847	19,544	73,391
Exercise of Stock Options, 176,306 Shares of Class A Common Stock	176	4,154	—	—	4,330
Three-For-Two Stock Split	8,749	—	(8,770)	—	(21)
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	806	—	—	806
Purchase of Riverway Holdings, Inc.	1,177	39,603	—	—	40,780
Purchase of San Juan Bancshares, Inc.	150	4,579	—	—	4,729
Class A Common Stock Cash Dividends - $0.447 per share	—	—	(11,819)	—	(11,819)
Balance, December 31, 2002	$26,488	$186,169	$142,670	$22,128	$377,455

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2002	2001	2000
Cash Flows from Operating Activities
Net Income	$53,847	$39,422	$35,302
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion, Net	15,074	10,081	10,056
Provision for Loan Losses	12,331	8,667	8,927
Provision for Estimated Losses on Other Real Estate and Other Assets	121	30	522
Net Realized Gains on Sale of Securities Available for Sale	(4,785)	(1,496)	(12)
(Gain) Loss on Sale of Other Assets	(9)	34	(20)
(Gain) Loss on Sale of Other Real Estate	(230)	188	(109)
(Gain) Loss on Disposal of Premises and Equipment	336	85	(175)
Gain on Sale of Loans Held for Sale	(663)	—	—
Net increase in Loans Held for Sale	(6,242)	—	—
Deferred Tax Benefit	(1,820)	(1,511)	(2,029)
(Increase) Decrease in Accrued Interest Receivable and Other Assets	2,735	781	(4,800)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(2,096)	(3,294)	5,046
Net Cash Provided by Operating Activities	68,599	52,987	52,708
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	292	1,581	2,874
Proceeds from Sales of Securities Available for Sale	365,757	145,601	46,971
Proceeds from Maturing Securities Available for Sale	161,428	356,888	54,268
Purchases of Securities Available for Sale	(785,695)	(530,406)	(172,872)
Proceeds from Maturing Securities Held to Maturity	500	732	6,340
Loan Originations and Advances, Net	(203,084)	(136,180)	(221,720)
Recoveries of Charged-Off Loans	919	472	829
Proceeds from Sale of Premises and Equipment	38	89	184
Purchases of Premises and Equipment	(15,510)	(5,057)	(6,475)
Proceeds from Sale of Other Real Estate	962	2,161	1,079
Proceeds from Sale of Other Assets	1,052	982	1,318
Purchase of Data Processing Contracts	(849)	—	—
Net Cash Provided by Mergers	28,447	—	—
Net Cash Used in Investing Activities	(445,743)	(163,137)	(287,204)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	140,132	125,773	102,138
Net Increase in Time Deposits	206,904	356	122,264
Net Increase in Other Borrowed Money	79,695	6,480	29,621
Cash Dividends Paid on Class A Common Stock	(11,059)	(9,696)	(8,161)
Cash Dividends Paid on Fractional Shares	(21)	—	—
Proceeds from the Sale of Common Stock	4,330	2,274	862
Net Cash Provided by Financing Activities	419,981	125,187	246,724
Increase in Cash and Cash Equivalents	42,837	15,037	12,228
Cash and Cash Equivalents at Beginning of Year	95,702	80,665	68,437
Cash and Cash Equivalents at End of Year	$138,539	$95,702	$80,665
Supplemental Disclosures of Cash Flow Information
Interest Paid	$72,206	$85,769	$84,461
Income Taxes Paid	28,520	21,694	19,575
Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	6,301	7,753	2,766
Financing Provided For Sales of Other Real Estate	1,606	1,294	1,115
Net Increase (Decrease) in Securities Trades Not Settled	(1,198)	(2,452)	5,007
Net Increase in Dividends Payable	760	5	397
The Company acquired Riverway Bancshares, Inc. and its subsidiary, Riverway Bank, on February 22, 2002. Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired Including Goodwill	694,418	—	—
Fair Value of Liabilities Assumed	653,638	—	—
Fair Value of Stock Issued	40,780	—	—
The Company acquired San Juan Bancshares, Inc. and its subsidiary, Texas Country Bank, on November 18, 2002. Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired	50,915	—	—
Fair Value of Liabilities Assumed	46,186	—	—
Fair Value of Stock Issued	4,729	—	—

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Texas Regional Bancshares, Inc. (the “Parent” or “Corporation”) and subsidiaries (collectively, the “Company”) is headquartered in McAllen, Texas. The Company provides a broad array of customary banking services and operates twenty-nine banking offices, including twenty-eight throughout the Rio Grande Valley and one in metropolitan Houston at December 31, 2002. The accounting and reporting policies followed by the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. and its wholly owned subsidiaries, Texas Regional Delaware, Inc. and Texas State Bank (the “Bank”). The Company eliminates all significant intercompany transactions and balances in consolidation. The Corporation accounts for investments in the subsidiaries on the equity method in the Parent’s financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, and valuation of goodwill and other intangibles and their respective analysis of impairment.

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

SECURITIES

Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Amortization and accretion on mortgage-backed securities are adjusted for prepayments. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, to changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available for sale and carried at fair value with any adjustments to fair value reported in shareholders’ equity as a component of accumulated other comprehensive income, net of tax. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Securities purchased for trading purposes are held in the trading portfolio at fair value, with changes in fair value included in noninterest income.

Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest income on securities using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific identification method.

LOANS HELD FOR SALE AND MORTGAGE SERVICING

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing retained. Capitalized servicing rights are reported as mortgage servicing rights and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing revenues. The Company evaluates the carrying value of the mortgage servicing rights for impairment based upon the fair value of those rights. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates, terms and type (fixed or adjustable). Fair value of mortgage servicing rights is determined by discounting the present value of the estimated future net servicing revenues using a discount rate commensurate with the risks involved based on management’s best estimate of remaining loan lives. This method of valuation incorporates assumptions that market participants would use in their estimate of future servicing income and expense, including assumptions about prepayments, defaults and interest rates. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value by strata. Impairment for an individual stratum is recognized through a valuation allowance and a charge to current earnings within Loan Servicing Loss, Net.

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

NONACCRUAL LOANS

The Company discontinues the accrual of interest on loans at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flows using the loan’s initial effective interest rate, or for collateral-dependent loans, the fair value, less selling costs, of the collateral. By the time a loan becomes probable of foreclosure, the Company charges it down to fair value, less estimated cost to sell.

Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, and current economic conditions. This evaluation is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.

Management believes that the allowance for loan losses at December 31, 2002 and 2001 adequately reflects the estimated probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

FORECLOSED ASSETS

Foreclosed assets, which includes other foreclosed assets reported in other assets, include properties acquired through foreclosure in full or partial satisfaction of the related loan.

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

INCOME TAXES

Deferred income tax assets and liabilities are determined using the asset and liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The Company files a consolidated federal income tax return with its subsidiaries.

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

GOODWILL AND IDENTIFIABLE INTANGIBLES

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Through 2001, the Company amortized goodwill on a straight-line basis over 15 years and identifiable intangibles on a straight-line basis over their estimated periods of benefit. In addition, the Company reviewed its intangible assets periodically for other-than-temporary impairment. If such impairment was indicated, recoverability of the asset was assessed based on expected undiscounted net cash flows.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (“Statement 141”), “Business Combinations”, and Statement No. 142 (“Statement 142”), “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board’s Statement No. 144 (“Statement 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company adopted the provisions of Statement 141 as of June 30, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 did not have an impact on the Company’s consolidated financial statements. Upon adoption of Statement 142, the Company no longer amortizes goodwill. In accordance with Statement 142, the Company performed a transitional impairment test of goodwill during second quarter 2002 and an annual impairment test of goodwill during fourth quarter 2002. Impairment tests of goodwill will be performed annually thereafter. No transitional impairment losses were recognized. See Note 5 for the effect of adoption of Statement 142.

TRANSFER OF FINANCIAL ASSETS

Transfers of financial assets, typically residential mortgages for the Company, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

STOCK OPTION PLAN

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“Statement 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” Statement 148 amends Financial Accounting Standards Board Statement No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees”. The adoption of Statement 148 did not have an impact on the Company’s consolidated financial statements.

At December 31, 2002, the Company has six stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of Opinion 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2002	2001	2000
Net Income, As Reported	$53,847	$39,422	$35,302
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(1,375)	(1,105)	(308)
Pro Forma Net Income	$52,472	$38,317	$34,994

Earnings Per Share:
Basic – As Reported	$2.07	$1.63	$1.47
Basic – Pro Forma	2.02	1.58	1.45

Diluted – As Reported	2.05	1.62	1.46
Diluted – Pro Forma	2.00	1.57	1.44

EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options are considered in earnings per share calculations if dilutive, using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS

IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the Financial Accounting Standards Board issued Statement No. 144 (“Statement 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supercedes Financial Accounting Standards Board Statement No. 121 (“Statement 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of Statement 121, establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 also supersedes the accounting and reporting provisions of Financial Accounting Standards Board Opinion No. 30, (“Opinion No. 30”) “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity, rather than a segment of a business, that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have an impact on the Company’s consolidated financial statements.

ACQUISITION OF CERTAIN FINANCIAL INSTITUTIONS

In October 2002, the Financial Accounting Standards Board issued Statement No. 147 (“Statement 147”), “Acquisition of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141 and 142. In addition, this Statement amends Statement 144 to include in its scope long-term customer relationship intangible assets of financial institution such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The Company adopted Statement 147 on October 1, 2002. The adoption of Statement 147 did not have an impact on the Company’s consolidated financial statements.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES AND EQUITY

In January 2003, the Financial Accounting Standards Board directed its staff to prepare a ballot draft of Financial Accounting Standards Board Statement No. 149 (“Statement 149”), “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity”. When issued, Statement 149 will require certain financial instruments that have characteristics of both liabilities and equity to be classified as liabilities in the balance sheet. Currently, the Company classifies trust preferred securities as other borrowed money on the consolidated balance sheets and its related interest cost as interest expense on consolidated statements of income and comprehensive income. The final Statement 149 is expected to be issued in the first quarter of 2003 and will be effective upon issuance for all contracts created or modified after the date the statement is issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Statement 149 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 149 when issued is not expected to have an impact on the Company’s consolidated financial statements.

GUARANTOR’S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES

In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The disclosures required by FIN 45 improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No. 34 (“FIN 34”), “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superceded. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have an impact on the Company’s consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 2: SECURITIES

An analysis of securities available for sale as of December 31, 2002 follows:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury	$715	$12	$—	$727
U.S. Government Agency	781,099	27,843	(17)	808,925
Mortgage-Backed	279,859	3,479	(102)	283,236
States and Political Subdivisions	77,699	3,294	(57)	80,936
Other	21,792	49	—	21,841
Total	$1,161,164	$34,677	$(176)	$1,195,665

The carrying amount and estimated fair value of securities held to maturity as of December 31, 2002 follow:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
States and Political Subdivisions	$414	$37	$—	$451
Total	$414	$37	$—	$451

An analysis of securities available for sale as of December 31, 2001 follows:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury	$401	$2	$—	$403
U.S. Government Agency	415,287	5,902	(1,516)	419,673
Mortgage-Backed	165,484	1,134	(1,004)	165,614
States and Political Subdivisions	60,232	446	(878)	59,800
Other	9,231	—	—	9,231
Total	$650,635	$7,484	$(3,398)	$654,721

The carrying amount and estimated fair value of securities held to maturity as of December 31, 2001 follow:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
States and Political Subdivisions	$914	$36	$—	$950
Total	$914	$36	$—	$950

The net change in unrealized holding gains (losses) on securities available for sale, net of related tax effect, of $19,544,000 and $4,746,000 for 2002 and 2001, respectively, was included in a separate component of shareholders’ equity as accumulated other comprehensive income.

Proceeds from the sale of securities available for sale totaled $365,757,000, $145,601,000 and $46,971,000 in 2002, 2001 and 2000, respectively. Gross realized gains and gross realized losses on sales of securities available for sale were $4,798,000 and $13,000, respectively, in 2002, $1,507,000 and $11,000, respectively, in 2001, and $102,000 and $90,000, respectively, in 2000. There were no sales of securities held to maturity in 2002, 2001 or 2000.

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2002 follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held to Maturity
Maturity in Years (Dollars in Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1 Year or Less	$17,048	$17,512	$5	$5
After 1 Year through 5 Years	739,879	762,796	409	446
After 5 Years through 10 Years	93,361	100,771	—	—
After 10 Years	31,017	31,350	—	—
Subtotal	881,305	912,429	414	451
Mortgage-Backed securities	279,859	283,236	—	—
Total	$1,161,164	$1,195,665	$414	$451

Securities available for sale and securities held to maturity with carrying values of $1,120,929,000 and $414,000, respectively, at December 31, 2002 and $618,517,000 and $794,000, respectively, at December 31, 2001 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

NOTE 3: LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consisted of the following:

	December 31,
(Dollars in Thousands)	2002	2001
Commercial	$668,359	$540,812
Commercial Tax-Exempt	29,474	13,832
Total Commercial	697,833	554,644
Agricultural	63,522	57,995
Real Estate
Construction	238,686	151,935
Commercial Mortgage	848,404	621,699
Agricultural Mortgage	57,995	49,888
1-4 Family Mortgage	221,962	162,413
Total Real Estate	1,367,047	985,935
Consumer	139,128	111,427
Total Loans Held for Investment	$2,267,530	$1,710,001

In the ordinary course of business, the Company’s subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2002 and 2001, loans outstanding to directors, officers and their affiliates were approximately $12,028,000 and $10,013,000, respectively.

The activity in the allowance for loan losses follows:

	Years Ended December 31,
(Dollars in Thousands)	2002	2001	2000
Balance at Beginning of Year	$21,050	$19,458	$16,711
Balance from Acquisitions	4,732	—	—
Provision for Loan Losses	12,331	8,667	8,927
Loans Charged Off	(10,916)	(7,547)	(7,009)
Recoveries of Loans Previously Charged Off	919	472	829
Balance at End of Year	$28,116	$21,050	$19,458

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans.  These include loans that are on nonaccrual status or are considered trouble debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $14,800,000 at December 31, 2002 and $14,034,000 at December 31, 2001. The total allowance for loan losses related to these loans was $3,966,000 and $3,070,000 on December 31, 2002 and 2001, respectively. In addition to the total impaired loan balance, the Company was committed to lend an additional $229,000 and $1,848,000 to borrowers with impaired loans at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company had $661,000 and $226,000, respectively, in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during 2002 and 2001 was $14,721,000 and $13,281,000, respectively. Interest income on impaired loans of $371,000, $241,000 and $490,000 was recognized for cash payments received during 2002, 2001 and 2000, respectively. If interest on these impaired loans had been accrued at the original contractual rates, interest income would have been increased by approximately $1,752,000, $2,582,000 and $1,285,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 4: PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation and amortization follows:

		December 31,
(Dollars in Thousands)	Estimated Useful Lives	2002	2001
Land		$17,052	$13,521
Buildings and Leasehold Improvements	2-40 Years	69,899	64,518
Construction in Progress		933	47
Furniture and Equipment	3-10 Years	34,932	24,888
Subtotal		122,816	102,974
Less: Accumulated Depreciation and Amortization		(33,316)	(27,398)
Total		$89,500	$75,576

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $7,043,000, $5,751,000 and $5,668,000, respectively.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS — ADOPTION OF STATEMENT 142

As of January 1, 2002, the Company had unamortized goodwill of $24,256,000 and unamortized identifiable intangible assets of $11,742,000. In accordance with Statement 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The Company evaluated its existing identifiable intangible assets and determined that no reclassifications were necessary to conform to the new criteria in Statement 141 for recognition apart from goodwill. In addition, the Company has evaluated the useful lives and residual values of its identifiable intangible assets and determined that no amortization period adjustments were necessary and no identifiable intangible assets had indefinite lives. Furthermore, the Company performed a transitional impairment test during second quarter 2002 and an annual impairment test during fourth quarter 2002. No transitional impairment loss was recognized.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows. The earnings per share amounts for 2002, 2001 and 2000 have been restated to retroactively give effect to the three-for-two stock split effected as a stock dividend declared and distributed during June 2002.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2002	2001	2000

Reported Net Income	$53,847	$39,422	$35,302
Add: Goodwill Amortization, Net of Tax	—	2,199	2,199
Adjusted Net Income	$53,847	$41,621	$37,501
Basic Earnings Per Share:
Reported Net Income	$2.07	$1.63	$1.47
Add: Goodwill Amortization, Net of Tax	—	0.09	0.09
Adjusted Net Income	$2.07	$1.72	$1.56
Diluted Earnings Per Share:
Reported Net Income	$2.05	$1.62	$1.46
Add: Goodwill Amortization, Net of Tax	—	0.09	0.09
Adjusted Net Income	$2.05	$1.71	$1.55

Changes in the carrying amount of goodwill are as follows:

(Dollars in Thousands)	Total
Balance as of January 1, 2002	$24,256
Goodwill Acquired During the Year	4,245
Balance as of December 31, 2002	$28,501

Information regarding the Company’s intangible assets follows:

(Dollars in Thousands)	Carrying Amount	Accumulated Amortization	Net
December 31, 2002
Core Deposit Premium	$29,294	$(12,157)	$17,137
Data Processing Contract Intangible	849	(86)	763
Non-Compete Agreements	916	(362)	554
Subtotal	31,059	(12,605)	18,454
Mortgage Servicing Rights (Included in Other Assets)	19,435	(2,488)	16,947
Total	$50,494	$(15,093)	$35,401
December 31, 2001
Core Deposit Premium	$20,026	$(8,939)	$11,087
Non-Compete Agreements	916	(261)	655
Total	$20,942	$(9,200)	$11,742

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others as of December 31, 2002 was $537,823,000. Mortgage servicing activity began during first quarter 2002 with the acquisition of Riverway Holdings, Inc. (“Riverway”). The activity in mortgage servicing rights is as follows:

(Dollars in Thousands)	2002
Balance at Beginning of Year	$—
Balance from Acquisitions	16,054
Additions During the Year	3,381
Amortization	(2,488)
Balance at End of Year	$16,947

The following is an analysis of the changes in the valuation allowance for mortgage servicing rights in 2002:

(Dollars in Thousands)	2002
Balance at Beginning of Year	$—
Additions	1,683
Reductions	—
Direct Write-downs	—
Balance at End of Year	$1,683

The fair value of mortgage servicing rights was $16,273,000 and $0 at December 31, 2002 and 2001, respectively.

Amortization expense was $3,432,000, $2,134,000 and $2,174,000 for 2002, 2001 and 2000, respectively, for identifiable intangible assets and $2,488,000, $0 and $0 for 2002, 2001 and 2000, respectively, for mortgage servicing rights. The amortization of mortgage servicing rights is included in Loan Servicing Loss, Net in the consolidated statements of income and comprehensive income. Estimated amortization expense for identifiable intangibles and mortgage servicing rights for the five succeeding fiscal years and thereafter is as follows:

(Dollars in Thousands)	Total
2003	$6,052
2004	5,600
2005	5,197
2006	4,142
2007	3,406
Thereafter	11,004
Total	$35,401

NOTE 6: TIME DEPOSITS

Time deposits of $100,000 or more totaled $1,128,036,000 and $785,289,000 at December 31, 2002 and 2001, respectively. Interest expense for the years ended December 31, 2002, 2001 and 2000 on time deposits of $100,000 or more was approximately $33,358,000, $40,827,000 and $43,319,000, respectively.

The maturities of time deposits as of December 31, 2002 follows:

(Dollars in Thousands)
1 Year or Less	$1,533,641
1 to 2 Years	100,454
2 to 3 Years	52,319
3 to 4 Years	8,258
4 to 5 Years	11,894
After 5 Years	1,474
Total	$1,708,040

NOTE 7: OTHER BORROWED MONEY

The components of other borrowed money are as follows:

	December 31,
(Dollars in Thousands)	2002	2001
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$89,118	$70,709
Federal Home Loan Bank Advances	185,000	—
Trust Preferred Securities	15,000	—
Subordinated Debentures	4,400	—
Total Other Borrowed Money	$293,518	$70,709

The following table summarizes selected information regarding other borrowed money:

	December 31,
(Dollars in Thousands)	2002	2001	2000
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
Balance at End of Year	$89,118	$70,709	$39,229
Rate on Balance at End of Year	3.58%	3.37%	5.74%
Average Daily Balance	$89,133	$46,599	$24,706
Average Interest Rate	4.46%	4.83%	5.42%
Maximum Month-End Balance	$101,953	$70,709	$53,572

Federal Home Loan Bank Advances
Balance at End of Year	$185,000	—	$25,000
Rate on Balance at End of Year	1.63%	—	6.46%
Average Daily Balance	$99,954	$4,373	$15,663
Average Interest Rate	1.84%	5.40%	6.66%
Maximum Month-End Balance	$185,000	$23,000	$55,000

Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to one year. In addition, the Company has securities sold under agreements to repurchase with JPMorgan Securities, Inc. with original maturities ranging from three to five years. These obligations are not federally insured but are collateralized by a security interest in various securities available for sale. These pledged securities are segregated and maintained by a third party bank.

As part of the Riverway acquisition during the first quarter of 2002, the Company assumed 10.18% Trust Preferred Securities offered and sold by Riverway Holdings Capital Trust I (“Trust I”), having a stated liquidation value of $10,000,000 and a maturity date of June 8, 2031. Interest is payable on June 8th and December 8th of each year. The Company has the right to defer payments of interest by extending the payments for 10 consecutive semi-annual periods. In addition, the Company has the right to prepay the Trust Preferred Securities, in whole or in part, on or after June 8, 2011, subject to prior approval from the

Federal Reserve. The prepayment amount ranges from 100% to 105.09% of the principal amount being redeemed based on the prepayment date. The Trust Preferred Securities are unsecured and rank junior to all senior debt of the Company.

In addition as part of the Riverway acquisition, the Company assumed Floating Rate Trust Preferred Securities offered and sold by Riverway Holdings Capital Trust II (“Trust II”), having a stated liquidation value of $5,000,000 and a maturity date of July 25, 2031. The interest rate on the Trust Preferred Securities resets twice a year and is equal to LIBOR plus 3.75 percent, with a ceiling rate of 12.50%. Interest is payable on January 25th and July 25th of each year. The Company has the right to defer payments of interest by extending the payments for 10 consecutive semi-annual periods. In addition, the Company has the right to prepay the Trust Preferred Securities, in whole or in part, on January 25th or July 25th of each year beginning on July 25, 2006 subject to prior approval from the Federal Reserve. The prepayment amount ranges from 100% to 107.6875% of the principal amount being redeemed based on the prepayment date.  The Trust Preferred Securities are unsecured and rank junior to all senior debt of the Company.

The Company also assumed $4,400,000 in subordinated debentures from the Riverway acquisition. The debentures were issued on March 31, 1998, mature on March 31, 2003 and bear an interest rate of 10%. The debentures are unsecured and rank junior to all senior debt of the Company.

At December 31, 2002, the Company had lines of credit totaling $40,000,000 with correspondent banks for short-term liquidity needs and approximately $178,019,000 available at the Federal Home Loan Bank.

NOTE 8: INCOME TAX

The components of income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in Thousands)	2002	2001	2000
Current Income Tax Expense
Federal	$29,121	$22,672	$20,811
State	82	135	58
Total Current Income Tax Expense	29,203	22,807	20,869
Deferred Income Tax Benefit
Federal	(1,752)	(1,446)	(1,987)
State	(66)	(55)	(57)
Total Deferred Income Tax Benefit	(1,818)	(1,501)	(2,044)
Total Income Tax Expense	$27,385	$21,306	$18,825

Following is a reconciliation between the amount of reported income tax expense and the amount computed by multiplying the income before income tax expense by the federal statutory tax rate:

	Years Ended December 31,
	2002		2001		2000
(Dollars in Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at Federal Statutory Rate	$28,431	35%	$21,255	35%	$18,944	35%
Additions (Reductions)
Tax-Exempt Interest	(1,120)	(1)	(825)	(1)	(861)	(1)
State Earned Surplus Tax, Net of Federal Income Tax Effect	10	—	51	—	1	—
Intangible Amortization	—	—	708	1	708	1
Other, Net	64	—	117	—	33	—
Total Income Tax Expense	$27,385	34%	$21,306	35%	$18,825	35%

As part of the Riverway Holdings, Inc. and San Juan Bancshares, Inc. acquisitions, the Company assumed $3,979,000 in net deferred tax liabilities. The net deferred tax liability included in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities:

	December 31,
(Dollars in Thousands)	2002	2001
Deferred Tax Liability
Premises and Equipment	$7,764	$5,576
Identifiable Intangibles	6,334	4,028
Unrealized Gain on Securities Available for Sale	12,180	1,423
Securities	129	—
Loan Origination Costs	531	619
Other Real Estate	720	742
Other	612	126
Total Deferred Tax Liability	28,270	12,514
Deferred Tax Asset
Allowance for Loan Losses	10,098	7,528
Deferred Compensation	803	568
State Income Taxes	162	141
Loans	963	963
Other	155	141
Total Deferred Tax Asset Before Valuation Allowance	12,181	9,341
Valuation Allowance	—	—
Net Deferred Tax Liability (Included in Accounts Payable and Accrued Liabilities)	$16,089	$3,173

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2002, 2001, 2000 and 1999 and therefore has provided no valuation allowance as of those dates. The Company’s conclusion that it is “more likely than not” that the deferred tax assets will be realized is based on federal taxable income of $119.7 million in the carryback period, as well as a history of growth in earnings and the prospects for continued growth. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 9: PREFERRED STOCK

The Corporation has 10,000,000 authorized shares of $1 par value preferred stock. The articles of incorporation of the Corporation grant discretion to the Board of Directors to establish series of preferred stock with such rights, preferences and limitations as may be determined by resolution of the Board. No shares of preferred stock are currently outstanding.

NOTE 10: COMMON STOCK

The Corporation has 50,000,000 authorized shares of $1 par value common stock. At December 31, 2002, 2001 and 2000, the number of common shares outstanding are 26,488,153, 16,236,481 and 16,090,546, respectively.

On December 18, 2000, the Board of Directors declared a 10% stock dividend to be distributed on January 12, 2001 to common shareholders of record on January 2, 2001. The change to the capital structure was given retroactive effect on the balance sheet as of December 31, 2000. Furthermore, on June 11, 2002 the Board of Directors approved a three-for-two stock split effected as a stock dividend to shareholders of record on June 21, 2002 and distributed on June 28, 2002.  The per share information for all previous years presented has been restated to retroactively give effect to the 10% stock dividend and the  three-for-two stock split.

NOTE 11: EMPLOYEE BENEFITS

The Company had an Employee Stock Ownership Plan (with section 401(k) provisions) covering substantially all of its employees. Effective December 1, 2001, the Company adopted the Amended and Restated Employee Stock Ownership Plan (with section 401(k) provisions) (the “KSOP”) primarily to add additional investment options. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have attained age 21 and completed twelve consecutive months and 1,000 hours of credited service, as defined in the plan, except for the 401(k) and matching provisions which require three consecutive months and 250 hours of credited service. The Company’s discretionary optional contribution is fully vested after six years of credited service. The Company’s discretionary matching contribution is fully vested when made. Contribution expense, which includes employer matching for the years ended December 31, 2002, 2001 and 2000 was $825,000, $509,000 and $736,000, respectively.

The Company acquired existing 401(k) plans in connection with its acquisitions of Riverway Bancshares, Inc. and San Juan Bancshares, Inc. The plans are restricted to pre-acquisition participation by qualified employees.

The Company has granted stock options providing for the purchase of Class A Common Stock by certain key employees under eight separate option plans approved by the shareholders. The following discussion concerning stock option plans has been restated to retroactively give effect for the three-for-two stock splits declared and distributed by the Corporation during the third quarter of 1997 and second quarter of 2002 and the 10% stock dividend declared during fourth quarter of 2000 and distributed during January 2001.

The 1985 Nonstatutory Stock Option Plan (“the 1985 NSO Plan”) authorized the award of stock options for 313,624 shares to the chief executive officer at a price determined by a committee of directors on the grant date. The plan expired on May 10, 2000.

The 1985 Incentive Stock Option Plan (“the 1985 ISO Plan”) provided for the grant of options for 130,171 shares at an exercise price of fair market value on the grant date to certain key employees of the Company. The plan expired on May 10, 2000.

The 1995 Nonstatutory Stock Option Plan (“the 1995 NSO Plan”) authorized the award of options up to an aggregate maximum of 222,745 shares at an exercise price of fair market value on the grant date. The Company granted options in 1996 with contractual terms of seven years and a vesting period of four years. In addition, the Company granted options available under the plan in 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years.  Options to acquire 2,164 shares at a weighted average exercise price of $31.11 per share were outstanding, with 541 shares exercisable, under the 1995 NSO Plan expiring on May 31, 2012 at December 31, 2002.

The 1997 Nonstatutory Stock Option Plan (“the 1997 NSO Plan”) authorized the award of options up to an aggregate maximum of 206,256 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 150,246 shares at a weighted average exercise price of $20.53 per share were outstanding and exercisable under the 1997 NSO Plan expiring on July 1, 2003 at December 31, 2002.

The 1997 Incentive Stock Option Plan (“the 1997 ISO Plan”) authorized the award of options up to an aggregate maximum of 165,007 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options were also granted in 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 50,217 shares at a weighted average exercise price of $23.84 per share were outstanding, with 38,418 shares exercisable at December 31, 2002. Options to acquire 34,483 shares under the 1997 ISO Plan expire on July 1, 2003 and options to acquire the remaining 15,734 shares expire on May 31, 2012.

The 2000 Incentive Stock Option Plan (“the 2000 ISO Plan”) authorized the award of options up to an aggregate maximum of 412,500 shares at an exercise price of fair market value on the grant date. The Company granted options in 2001 and 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 327,984 shares at a weighted average exercise price of $23.82 per share were outstanding, with 108,458 shares exercisable at December 31, 2002. Options to acquire 265,284 shares under the 2000 ISO Plan expire on April 15, 2011. In addition, options to acquire 62,700 shares expire on May 31, 2012.

The 2002 Nonstatutory Stock Option Plan (“the 2002 NSO Plan”) authorized the award of options up to an aggregate maximum of 150,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 129,385 shares at a weighted average exercise price of $31.13 per share were outstanding, with 32,354 shares exercisable, under the 2002 NSO Plan expiring on May 31, 2012 at December 31, 2002.

The 2002 Incentive Stock Option Plan (“the 2002 ISO Plan”) authorized the award of options up to an aggregate maximum of 150,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 83,250 shares at a weighted average exercise price of $31.11 per share were outstanding, with 16,835 shares exercisable, under the 2002 ISO Plan expiring on May 31, 2012 at December 31, 2002.

A summary of the status of the Company’s eight fixed option plans as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below:

	Years Ended December 31,
	2002		2001		2000
Fixed Options	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at Beginning of Year	680,547	$20.87	539,091	$15.80	713,860	$13.26
Granted	297,583	31.13	363,330	22.09	—	—
Exercised	(219,809)	19.70	(218,904)	10.39	(170,809)	5.05
Forfeited	(15,075)	23.97	(2,970)	22.09	(3,960)	20.53
Outstanding at End of Year	743,246	$25.27	680,547	$20.87	539,091	$15.80
Options Exercisable at End of Year	346,852	$23.05	406,580	$20.10	446,501	$14.89
Options Available for Grant at End of Year	87,530		70,038		17,898
Weighted Average Fair Value of Options Granted During the Year	$6.97		$8.22		—

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2002	2001
Expected Life in Years	8.33	8.29
Interest Rate	4.97%	5.35%
Volatility	0.70	30.00
Dividend Yield	1.41	1.81

No options were granted during the year ended December 31, 2000.

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Exercisable Shares Underlying Options	Weighted Average Exercise Price
$ 20.5303	184,729	0.5	$20.5303	184,729	$20.5303
22.0867	265,284	8.3	22.0867	93,358	22.0867
31.1067	284,233	9.4	31.1067	66,515	31.1067
31.7200	9,000	9.4	31.7200	2,250	31.7200
$ 20.5303 to $31.7200	743,246	6.8	$25.2659	346,852	$23.0500

Effective as of December 14, 1993, the Company adopted a Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. The Deferred Compensation Plan provides for a retirement benefit payable to Mr. Roney (or his designated beneficiary or his estate if Mr. Roney dies prior to payment of the full amount of deferred compensation) of $100,000 per year commencing October 29, 2002, and continuing annually thereafter for 14 years. In the event payments are to commence after October 30, 2002, the Company shall pay to Employee on the Late Retirement Date a lump sum equal to the amount of money that would have been paid to Employee had payments commenced on October 30, 2002 (the “Catch-Up Amount”), and in addition, the Company shall pay to Employee $100,000 per year commencing on October 30 of the year next following the Late Retirement Date and continuing regularly on the same calendar day of each year thereafter, (including the Catch-Up Amount and all other payments) the aggregate sum of $1,500,000; and on the Late Retirement Date, the Company shall pay Employee an amount intended to compensate for Employee’s lost earnings potential on the Catch-Up Amount. If Mr. Roney dies prior to commencement of the retirement benefit, payments would commence immediately and be paid to his designated beneficiary or his estate. The Company also adopted the Trust Under Glen E. Roney Deferred Compensation Plan, in the form prescribed by applicable regulations adopted by the Internal Revenue Service for nonqualified deferred compensation plans. Among other things, the Plan and Trust provide for an initial deposit into the Trust by the Company and subsequent deposits at the discretion of the Board of Directors, and further provide for full funding of the amount necessary to discharge the retirement benefit in the event of a change of control, as that term is defined in the Trust. Mr. Roney did not retire on October 29, 2002 and therefore, payments will be based on the Late Retirement Date.

With the consummation of the mergers, the Company acquired five existing separate deferred compensation plans for the benefit of certain Texas State Bank employees and a former San Juan Bancshares, Inc. employee. The plans provide for retirement benefits to be paid to the specific employee (or a designated beneficiary or estate if death occurs prior to payment of the full amount of deferred compensation) on reaching age 65, or age 60 in the case of the former San Juan Bancshares, Inc. employee. One plan entered into on December 10, 1963, commenced payments of $12,903 each year on January 4, 1988, continuing annually thereafter through June 2003. A second plan, entered into on September 1, 1979, provides for payments of $13,333 each year which was scheduled to commence on April 1, 1990, continuing annually thereafter through June 2005; however, the employee elected to receive an amount less than that provided for in the plan over a longer period of time. The third plan provides for a retirement benefit payable of $50,000 per year commencing in March 1999 and continuing annually thereafter for 20 years. The fourth plan provides for a retirement benefit payable of $13,350 each year beginning March 15, 1995 and continuing annually thereafter for 14 years. The fifth plan provides for a retirement benefit of $50,000 per year commencing on August 1, 2003, continuing annually thereafter through August 2018.

The Company has incurred deferred compensation expense of $148,000, $71,000 and $267,000 for the years ended December 31, 2002, 2001 and 2000, respectively, related to the five deferred compensation plans previously discussed.

The Bank owns and is the beneficiary of four life insurance policies on the former employees covered by the deferred compensation plans. The life insurance policies’ face values are amounts equal to the total benefits paid under the plans.

NOTE 12: COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into various transactions which, in accordance with accounting principles generally accepted in the United States of America, are not included on the consolidated balance sheets. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual notional amount of those instruments. The Company attempts to minimize its exposure to loss under these commitments by subjecting them to the same credit approval and monitoring procedures as its other credit facilities.

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent on customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses.

Letters of credit are written for conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

At December 31, 2002, the Company had outstanding commitments to extend credit of approximately $313,438,000, commercial letters of credit of $12,624,000, standby letters of credit of $62,806,000, and credit card guarantees of $1,678,000.

The Company enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2002, the maximum potential amount of future payments is $62,806,000.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, equipment and income-producing real estate. The majority of the Company’s letters of credit are collateralized by accounts receivable, inventory and equipment. The recourse provisions of the agreements allow the Company to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Company creates a loan covered by collateral. The fair value of the guarantees was $12,000 and $10,000 at December 31, 2002 and 2001, respectively. The fair value of these guarantees is not reflected in the consolidated balance sheets.

The Company was obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to twenty years. Lease expense was $585,000, $205,000 and $287,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Minimum future lease payments on operating leases, with terms of one year or more, as of December 31, 2002 are as follows:

(Dollars in Thousands)	Office Space	Equipment	Parking Garage	Total
2003	$265	$160	$80	$505
2004	265	27	80	372
2005	229	6	80	315
2006	47	4	80	131
2007	39	4	80	123
Thereafter	—	5	2,071	2,076
Total Minimum Lease Payments	$845	$206	$2,471	$3,522

In the normal course of business, the Company also leases space in buildings it owns. Lease income was $1,495,000, $1,328,000 and $1,276,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Lease income is recorded in net occupancy expense in the consolidated statements of income and comprehensive income. Minimum future rentals from buildings owned as of December 31, 2002 are as follows:

(Dollars in Thousands)	Total
2003	$1,392
2004	971
2005	214
2006	69
2007	22
Thereafter	38
Total Minimum Future Rentals	$2,706

The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the consolidated financial position and results of operations of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 13: OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following:

	Years Ended December 31,
(Dollars in Thousands)	2002	2001	2000
Advertising and Public Relations	$2,697	$2,297	$1,971
Data Processing and Check Clearing	2,812	2,016	1,766
Directors Fees	485	405	356
Franchise Tax	215	155	(519)
Insurance	532	350	387
FDIC Insurance	529	400	405
Legal	1,367	1,148	817
Professional	3,283	1,825	1,338
Postage, Delivery and Freight	1,541	1,064	1,009
Printing, Stationery and Supplies	2,199	1,700	1,779
Telephone	880	716	716
Other Losses, Net	815	983	4
Miscellaneous Expense	2,801	1,888	1,667
Total	$20,156	$14,947	$11,696

NOTE 14: EARNINGS PER COMMON SHARE COMPUTATIONS

Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common stock outstanding during the year, retroactively adjusted for the stock dividend.

Diluted earnings per share was computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year, retroactively adjusted for the stock dividend. The diluted earnings per share computations include the effects of common stock equivalents applicable to stock option contracts and contingently issuable shares.

The number of shares outstanding and related earnings per share amounts for 2002, 2001 and 2000 have been restated to retroactively give effect to the three-for-two stock split effected as a stock dividend declared and distributed during June 2002.

The table below presents a reconciliation of basic and diluted earnings per share computations.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2002	2001	2000
Net Income Available to Common Shareholders	$53,847	$39,422	$35,302
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	26,012,670	24,207,196	24,074,784
Add Assumed Exercise of Dilutive Securities Outstanding Stock Options	116,347	173,796	145,675
Riverway Holdback Shares	128,630	—	—
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculations	26,257,647	24,380,992	24,220,459
Basic EPS	$2.07	$1.63	$1.47
Diluted EPS	2.05	1.62	1.46

NOTE 15: TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY) CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets (Dollars in Thousands)	December 31,
	2002	2001
Assets
Cash in Subsidiary Bank	$26,314	$14,351
Total Cash and Cash Equivalents	26,314	14,351
Investments in Consolidated Subsidiaries	353,874	253,637
Furniture and Equipment	91	64
Other Assets	1,528	230
Total Assets	$381,807	$268,282
Liabilities
Accounts Payable and Accrued Liabilities	$1,156	$587
Dividends Payable	3,196	2,436
Total Liabilities	4,352	3,023
Shareholders’ Equity	377,455	265,259
Total Liabilities and Shareholders’ Equity	$381,807	$268,282

Condensed Statements of Income (Dollars in Thousands)	Years Ended December 31,
	2002	2001	2000
Income
Dividends Received	$19,351	$9,625	$8,730
Total Income	19,351	9,625	8,730
Expense
Occupancy Expense	14	12	10
Equipment Expense	25	17	25
Directors Fees	156	136	115
Legal and Professional	174	157	86
Printing, Stationery and Supplies	209	107	131
Other	56	79	55
Total Expense	634	508	422
Income Before Income Tax Benefit and Equity in Undistributed Net Income of Subsidiaries	18,717	9,117	8,308
Income Tax Benefit	(213)	(165)	(150)
Income Before Equity in Undistributed Net Income of Subsidiaries	18,930	9,282	8,458
Equity in Undistributed Net Income of Subsidiaries	34,917	30,140	26,844
Net Income	$53,847	$39,422	$35,302

Condensed Statements of Cash Flows (Dollars in Thousands)	Years Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities
Net Income	$53,847	$39,422	$35,302
Adjustment to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation and Amortization	15	13	13
Undistributed Net Income of Subsidiaries	(34,917)	(30,140)	(26,844)
(Increase) Decrease in Other Assets	(1,298)	12	(1)
Increase in Income Taxes Payable	725	1,209	1,300
Increase in Deferred Income Taxes	(1)	(178)	(185)
Increase in Accounts Payable and Accrued Liabilities	651	9	55
Net Cash Provided by Operating Activities	19,022	10,347	9,640
Cash Flows from Investing Activities
Purchase of Fixed Assets	(42)	—	—
Net Cash Used in Mergers	(267)	—	—
Net Cash Used in Investing Activities	(309)	—	—
Cash Flows from Financing Activities
Proceeds from Sale of Common Stock	4,330	2,274	862
Cash Dividends Paid on Common Stock	(11,059)	(9,695)	(8,162)
Cash Paid for Fractional Shares	(21)	—	—
Net Cash Used in Financing Activities	(6,750)	(7,421)	(7,300)
Net Increase in Cash and Cash Equivalents	11,963	2,926	2,340
Cash and Cash Equivalents at Beginning of Year	14,351	11,425	9,085
Cash and Cash Equivalents at End of Year	$26,314	$14,351	$11,425
Supplemental Disclosures of Cash Flow Information Income Taxes Paid	$28,520	$21,694	$19,575

NOTE 16: RESTRICTIONS ON RETAINED EARNINGS

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The amount of retained earnings in the Bank at December 31, 2002 was $113,404,000. On December 31, 2002, the aggregate amount of dividends, which legally could be paid to the Corporation without prior approval of various regulatory agencies, totaled $74,547,000.

NOTE 17: REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2002.

At December 31, 2002, the most recent notification from the Federal Reserve Board categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
December 31, 2002
Total Capital (to Risk-Weighted Assets)	$350,334	13.77%	$203,474	8.00%	$254,342	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	322,218	12.67	101,737	4.00	152,605	6.00
Tier 1 Capital (to Average Assets)	322,218	8.89	145,004	4.00	181,255	5.00
December 31, 2001
Total Capital (to Risk-Weighted Assets)	$247,727	13.54%	$146,401	8.00%	$183,001	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	226,677	12.39	73,200	4.00	109,801	6.00
Tier 1 Capital (to Average Assets)	226,677	9.05	100,161	4.00	125,201	5.00

Texas State Bank
December 31, 2002
Total Capital (to Risk-Weighted Assets)	$328,630	12.93%	$203,267	8.00%	$254,084	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	300,514	11.83	101,634	4.00	152,451	6.00
Tier 1 Capital (to Average Assets)	300,514	8.29	144,938	4.00	181,173	5.00
December 31, 2001
Total Capital (to Risk-Weighted Assets)	$235,733	12.88%	$146,373	8.00%	$182,967	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	214,683	11.73	73,187	4.00	109,780	6.00
Tier 1 Capital (to Average Assets)	214,683	8.58	100,142	4.00	125,178	5.00

NOTE 18: FAIR VALUE OF FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Company’s financial instruments were as follows at:

	December 31,
	2002		2001
(Dollars in Thousands)	Carrying Amount	Estimated Fair value	Carrying Amount	Estimated Fair value
Financial Assets:
Cash and Due From Banks	$124,125	$124,125	$95,606	$95,606
Federal Funds Sold and Short-Term Investments	14,713	14,713	591	591
Securities Available for Sale	1,195,665	1,195,665	654,721	654,721
Securities Held to Maturity	414	451	914	950
Loans Held for Sale	56,175	56,175	—	—
Loans Held for Investment	2,267,530	2,354,704	1,710,001	1,785,376

Financial Liabilities:
Demand Deposits	445,978	445,978	330,864	330,864
Savings	139,531	139,531	118,042	118,042
Money Market Checking and Savings	838,642	838,642	561,087	561,087
Time Deposits	1,708,040	1,721,117	1,225,884	1,236,027
Federal Funds Purchased and Securities Sold Under Repurchase Agreement	89,118	92,415	70,709	71,532
Federal Home Loan Bank Advances	185,000	185,441	—	—
Trust Preferred Securities	15,000	17,284	—	—
Subordinated Debentures	4,400	4,400	—	—

Off-Balance-Sheet Instruments:
Commitments to Extend Credit	2,426	2,426	2,467	2,467
Standby Letters of Credit	12	12	10	10
Financial Guarantees Written	—	—	—	—

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments:

CASH AND DUE FROM BANKS

Carrying value approximates fair value due to short-term nature of these instruments.

FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS

Carrying value approximates fair value due to short-term nature of these instruments.

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

MORTGAGE SERVICING RIGHTS

The fair value of mortgage servicing rights is estimated by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

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

OTHER BORROWED MONEY

The fair value is estimated based on the discounted value of contractual cash flows using interest rates currently available to the Company for borrowings with similar terms and remaining maturities.

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

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets and liabilities, premises, equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 19: BUSINESS COMBINATIONS

On February 22, 2002, the Company acquired 100 percent of the outstanding common shares of Riverway Holdings, Inc. (“Riverway”) located in Houston, Texas. The results of operations from this acquisition have been included in the consolidated financial statements since that date. The acquisition of Riverway gives Texas Regional a presence in the Houston metropolitan area, which adds a new market to Texas Regional’s dominant market position in the Rio Grande Valley.

The shareholders of Riverway received 1,176,157 shares of Texas Regional common stock in exchange for all of the outstanding shares of Riverway. Additionally, 100,000 shares (150,000 shares following the three-for-two stock split effected during June 2002) of Texas Regional were issued and held pursuant to a holdback escrow agreement pending the outcome of certain contingencies. The aggregate purchase price was $40,780,000. The value of the 1,176,157 shares issued is based on the average market price of Texas Regional common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.

On November 18, 2002, the Company acquired 100 percent of the outstanding common shares of San Juan Bancshares, Inc. (“San Juan”) and its subsidiary, Texas Country Bank, located in San Juan, Texas with one additional banking location in Progreso, Texas. The results of operations from this acquisition have been included in the consolidated financial statements since that date. The acquisition of San Juan gives Texas Regional a presence in two communities in the Rio Grande Valley where Texas Regional did not previously have branches.

The shareholders of San Juan Bancshares, Inc. received 149,995 shares of Texas Regional common stock in exchange for their shares of San Juan common stock. The aggregate purchase price was $4,729,000. The value of the 149,995 shares issued is based on the average market price of Texas Regional common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for both transactions at the date of acquisition:

(Dollars in Thousands)	Riverway	San Juan
Assets
Cash and Cash Equivalents	$17,686	$10,761
Investments	238,744	14,383
Loans Held for Sale	49,270	—
Net Loans Held for Investment	347,031	23,025
Allowance for Loan Losses	(4,332)	(400)
Premises and Equipment	5,229	1,662
Intangible Assets	8,744	524
Goodwill	4,245	—
Mortgage Servicing Rights	16,054	—
Other Assets	11,747	960
Total Assets Acquired	$694,418	$50,915
Liabilities
Deposits	$504,557	$44,721
Other Borrowed Money	143,114	—
Other Liabilities	5,967	1,465
Total Liabilities Assumed	653,638	46,186
Net Assets Acquired	$40,780	$4,729

All of the $8,744,000 and $524,000 of acquired intangible assets from the Riverway and San Juan acquisitions, respectively, were assigned to core deposit premium intangible subject to amortization. The core deposit premium is being amortized over its estimated useful life of 10 years. In addition, none of the goodwill recorded with the Riverway acquisition is deductible for income tax purposes.

The following table reflects the proforma results of operations for 2002 and 2001 as though the business combinations had been completed as of January 1, 2001:

(Dollars In Thousands, Except Per Share Data)	2002	2001

Net Interest Income Before Provision for Loan Losses	$134,295	$121,753
Net Income	53,163	41,779
Earnings Per Share
Basic	2.01	1.60
Diluted	1.99	1.58

NOTE 20: RELATED PARTY TRANSACTION

On March 12, 2002, the Company entered into an agreement with an affiliate of a Texas Regional Board member to purchase approximately 2.6 acres of land for $1.6 million. The property was purchased for a future branch location. The sale closed on May 28, 2002.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Quarterly Income Statements (Dollars in Thousands, Except Per Share Data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2002
Interest Income	$52,220	$51,893	$51,846	$45,746
Interest Expense	17,870	18,774	18,846	16,496
Net Interest Income	34,350	33,119	33,000	29,250
Provision for Loan Losses	3,676	2,950	3,023	2,682
Noninterest Income	9,815	11,327	9,547	9,314
Noninterest Expense	19,931	19,502	19,733	16,993
Income Before Income Tax Expense	20,558	21,994	19,791	18,889
Applicable Income Tax Expense	6,640	7,732	6,535	6,478
Net Income	$13,918	$14,262	$13,256	$12,411
Adjusted Net Income(1)	$13,918	$14,262	$13,256	$12,411
Per Common Share Data
Basic Earnings Per Share(2)	$0.53	$0.54	$0.51	$0.49
Diluted Earnings Per Share(2)	0.52	0.54	0.50	0.49
Adjusted Basic Earnings Per Share(1)	0.53	0.54	0.51	0.49
Adjusted Diluted Earnings Per Share(1)	0.52	0.54	0.50	0.49

2001
Interest Income	$42,611	$45,608	$46,618	$48,465
Interest Expense	17,056	20,386	22,261	24,073
Net Interest Income	25,555	25,222	24,357	24,392
Provision for Loan Losses	2,958	2,783	1,188	1,738
Noninterest Income	8,185	8,003	6,721	6,304
Noninterest Expense	14,843	15,018	15,069	14,414
Income Before Income Tax Expense	15,939	15,424	14,821	14,544
Applicable Income Tax Expense	5,653	5,328	5,079	5,246
Net Income	$10,286	$10,096	$9,742	$9,298
Adjusted Net Income(1)	$10,836	$10,646	$10,292	$9,847
Per Common Share Data
Basic Earnings Per Share(2)	$0.42	$0.42	$0.40	$0.39
Diluted Earnings Per Share(2)	0.42	0.41	0.40	0.38
Adjusted Basic Earnings Per Share(1)	0.44	0.44	0.43	0.41
Adjusted Diluted Earnings Per Share(1)	0.44	0.44	0.42	0.41

(1)   Represents previously reported net income and net income per common share, adjusted for the exclusion of goodwill amortization, net of tax.  Beginning in 2002, new accounting standards eliminated the amortization of goodwill.

(2)   Restated to retroactively give effect for the three-for-two stock split declared and distributed by Texas Regional during second quarter 2002, effected as a 50% stock dividend.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and executive officers called for by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors” and “Executive Officers” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2003. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation called for by Item 11 is incorporated herein by reference to the section entitled “Executive Officers” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2003. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding ownership of the Company’s common stock by certain beneficial owners and by management and the information regarding the Company’s equity compensation plan called for by Item 12 are incorporated herein by reference to the sections entitled “Stock Ownership of Management and Others” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2003. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding transactions between management and others and the Company called for by Item 13 is incorporated herein by reference to the sections entitled “Transactions with Management and Others” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2003. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	The following consolidated financial statements of the registrant and its subsidiaries, are included herein:

		(i)	Independent Auditors’ Report

		(ii)	Consolidated Balance Sheets - December 31, 2002 and 2001

		(iii)	Consolidated Statements of Income and Comprehensive Income - Years Ended December 31, 2002, 2001 and 2000

		(iv)	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2002, 2001 and 2000

		(v)	Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

		(vi)	Notes to Consolidated Financial Statements - Years Ended December 31, 2002, 2001 and 2000

	(2)	Financial Statement Schedules are omitted because the required information is not applicable.

	(3)	Exhibits - The following exhibits are filed as a part of this Annual Report on Form 10-K:

2.1

Agreement and Plan of Reorganization dated as of October 10, 2002, by and between Texas Regional Bancshares, Inc., and Corpus Christi Bancshares (incorporated by reference from Form S-4, Commission File No. 333-101912).

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

3.8	Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed June 3, 1998 (incorporated by reference from Form 10-K, Commission File No. 000-14517).

3.9	Bylaws of Texas Regional Bancshares, Inc., as amended (incorporated by reference from Form S-1, Commission File No. 33-74992).

4	Relevant portions of Texas Regional Bancshares, Inc. Articles of Incorporation and Bylaws (incorporated by reference from Exhibits 3.1 through 3.9).

10.1	Incentive Stock Option Plan (incorporated by reference from Form 10, Commission File No. 000-14517).

10.2	1985 Non-Statutory Stock Option Plan (incorporated by reference from Form 10, Commission File No. 000-14517).

10.3	Texas Regional Bancshares, Inc., 1995 Nonstatutory Stock Option Plan (incorporated by reference from Form S-1, Commission File No. 333-1467).

10.4	Texas Regional Bancshares, Inc., 1997 Incentive Stock Option Plan (incorporated by reference from Form S-4, Commission File No. 333-41959).

10.5	Texas Regional Bancshares, Inc., 1997 Nonstatutory Stock Option Plan (incorporated by reference from Form S-4, Commission File No. 333-41959).

10.6	Texas Regional Bancshares, Inc. 2000 Incentive Stock Option Plan (incorporated by reference from Form S-8, Commission File No. 333-62834).

10.7	Texas Regional Bancshares, Inc., 2002 Incentive Stock Option Plan (incorporated by reference from Form S-8, Commission File No. 333-90146).

10.8	Texas Regional Bancshares, Inc., 2002 Nonstatutory Stock Option Plan (incorporated by reference from Form S-8, Commission File No. 333-90144).

10.9	Glen E. Roney Amended and Restated Deferred Compensation Plan dated as of March 11, 1997 (incorporated by reference from Form S-4, Commission File No. 333-41959).

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

10.12

Amendment Number 2 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10, Commission File No. 000-14517).

10.13

Amendment Number 3 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10, Commission File No. 000-14517).

10.14

Amendment Number 4 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10, Commission File No. 000-14517).

10.15	Amendment Number 5 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith)

10.16	Amendment Number 6 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of KPMG LLP (filed herewith)

99	Certification Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)   Reports of Form 8-K

Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K, dated October 10, 2002, concerning the execution of definitive agreement for Texas Regional to acquire through merger Corpus Christi Bancshares, Inc. The Current Report on Form 8-K was filed under Item 5 of Form 8-K, and no financial information concerning Texas Regional or Corpus Christi Bancshares, Inc. was required to be filed therewith.

In addition, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K on November 18, 2002 concerning the completion of the acquisition with San Juan Bancshares, Inc. The Current Report on Form 8-K was filed under Item 5 of Form 8-K, and no financial information concerning Texas Regional or Corpus Christi Bancshares, Inc. was required to be filed therewith.

Furthermore, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K, dated December 10, 2002, announcing that on December 10, 2002 its Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable on January 15, 2003 to common shareholders of record on January 2, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

March 13, 2003	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ G. E. Roney	Chairman of the Board, President and Chief	March 13, 2003
Glen E. Roney	Executive Officer (principal executive officer)

/s/ Morris Atlas	Director	March 13, 2003
Morris Atlas

/s/ Frank N. Boggus	Director	March 13, 2003
Frank N. Boggus

/s/ Robert G. Farris	Director	March 13, 2003
Robert G. Farris

/s/ C. Kenneth Landrum, M.D.	Director	March 13, 2003
C. Kenneth Landrum, M.D.

/s/ David L. Lane	Director	March 13, 2003
David L. Lane

/s/ Jack H. Mayfield, Jr.	Director	March 13, 2003
Jack H. Mayfield, Jr.

/s/ Julie G. Uhlhorn	Director	March 13, 2003
Julie G. Uhlhorn

/s/ Jack Whetsel	Director	March 13, 2003
Jack Whetsel

/s/ M. M. Yzaguirre	Director	March 13, 2003
Mario Max Yzaguirre

/s/ Paul S. Moxley	Senior Executive Vice President	March 13, 2003
Paul S. Moxley

/s/ R. T. Pigott, Jr.	Executive Vice President and Chief Financial	March 13, 2003
R. T. Pigott, Jr.	Officer (principal financial officer)

/s/ Janie S. Moran	Controller/Assistant Secretary (principal accounting officer)	March 13, 2003
Janie S. Moran

CERTIFICATIONS

I, Glen E. Roney, certify that:

1.	I have reviewed this annual report on Form 10-K of Texas Regional Bancshares, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ G.E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

CERTIFICATIONS

I, R. T. Pigott, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Texas Regional Bancshares, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003	/s/ R.T. Pigott, Jr.
R. T. Pigott, Jr.
Executive Vice President
& Chief Financial Officer

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Sequentially Numbered Exhibit

10.15	Amendment Number 5 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions)
10.16	Amendment Number 6 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions)
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
99	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002