Form 10-K/A
period 2002-12-31
TEXAS REGIONAL BANCSHARES INC
filed 2003-03-18
CIK 787648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1 to

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K, to be filed not later than 120 days after the close of the Registrant’s fiscal year.

EXPLANATORY NOTE TO AMENDMENT NO. 1

                This Amendment No. 1 on Form 10-K/A is being filed to make the following changes:  A new Item 14 Controls and Procedures is being added to Part III.  The disclosure required by Item 14 was inadvertently omitted in the Registrant’s Annual Report on Form 10-K filed on March 13, 2003 (the “Original Report”).  In Part IV, Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K is renumbered as Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K.  In addition, two typographical errors were corrected in Item 15, Section (b). Other than these changes, the Original Report is not being amended or updated in any respect.  This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

PART III

ITEM 14. CONTROLS AND PROCEDURES

                Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this Annual Report on Form 10-K:

(1)          The following consolidated financial statements of the registrant and its subsidiaries, are included herein:

(i)	Independent Auditors’ Report

(ii)	Consolidated Balance Sheets — December 31, 2002 and 2001

(iii)	Consolidated Statements of Income and Comprehensive Income — Years Ended December 31, 2002, 2001 and 2000

(iv)	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2002, 2001 and 2000

(v)	Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

(vi)	Notes to Consolidated Financial Statements - Years Ended December 31, 2002, 2001 and 2000

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

(b)         Reports on Form 8-K

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

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)
March 18, 2003	/s/ G. E. Roney
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

Date: March 18, 2003	/s/ G.E. Roney
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

Date: March 18, 2003	/s/ R.T. Pigott, Jr.
R. T. Pigott, Jr.
Executive Vice President
& Chief Financial Officer