Form 10-Q
period 2003-03-31
TEXAS REGIONAL BANCSHARES INC
filed 2003-05-13
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

There were 29,564,961 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of May 12, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share Data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and Due From Banks	$125,943	$124,125
Interest-Bearing Deposits at Other Banks	555	614
Federal Funds Sold	55,000	13,800
Total Cash and Cash Equivalents	181,498	138,539
Time Deposits	40,299	299
Securities Available for Sale, at Fair Value	1,222,924	1,195,665
Securities Held to Maturity, at Amortized Cost (Fair Value of $450 in 2003 and $451 in 2002)	414	414
Loans Held for Sale	45,085	56,175
Loans Held for Investment, Net of Unearned Discount of $858 in 2003 and $1,109 in 2002	2,357,585	2,267,530
Less: Allowance for Loan Losses	(29,153)	(28,116)
Net Loans Held for Investment	2,328,432	2,239,414
Premises and Equipment	93,689	89,500
Accrued Interest Receivable	28,724	27,781
Other Real Estate	6,208	9,159
Goodwill	28,914	28,501
Identifiable Intangibles	18,266	18,454
Other Assets	32,248	31,286
Total Assets	$4,026,701	$3,835,187
Liabilities
Deposits
Demand	$499,007	$445,978
Savings	148,984	139,531
Money Market Checking and Savings	876,826	838,642
Time Deposits	1,832,679	1,708,040
Total Deposits	3,357,496	3,132,191
Other Borrowed Money	236,731	293,518
Accounts Payable and Accrued Liabilities	38,065	32,023
Total Liabilities	3,632,292	3,457,732
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 29,357,114 Shares in 2003 and 26,488,153 Shares in 2002	29,357	26,488
Paid-In Capital	275,396	186,169
Retained Earnings	67,465	142,670
Accumulated Other Comprehensive Income, Net of Tax	22,191	22,128
Total Shareholders’ Equity	394,409	377,455
Total Liabilities and Shareholders’ Equity	$4,026,701	$3,835,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2003	2002
	(Unaudited)
Interest Income
Loans Held for Sale	$608	$229
Loans Held for Investment, Including Fees	39,805	35,754
Securities
Taxable	10,661	9,058
Tax-Exempt	824	665
Interest-Bearing and Time Deposits	31	14
Federal Funds Sold	58	26
Total Interest Income	51,987	45,746
Interest Expense
Deposits	14,661	15,380
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	980	766
Federal Home Loan Bank Advances	581	156
Trust Preferred Securities	320	147
Subordinated Debentures	110	47
Total Interest Expense	16,652	16,496
Net Interest Income Before Provision for Loan Losses	35,335	29,250
Provision for Loan Losses	3,691	2,682
Net Interest Income After Provision for Loan Losses	31,644	26,568
Noninterest Income
Service Charges on Deposit Accounts	5,482	4,470
Other Service Charges	1,748	1,484
Trust Service Fees	675	648
Net Realized Gains on Sales of Securities Available for Sale	1,754	458
Data Processing Service Fees	1,721	1,482
Loan Servicing Income (Loss), Net	(393)	133
Other Noninterest Income	1,305	639
Total Noninterest Income	12,292	9,314
Noninterest Expense
Salaries and Employee Benefits	10,849	8,670
Net Occupancy Expense	1,557	1,188
Equipment Expense	2,353	1,772
Other Real Estate Expense, Net	244	81
Amortization of Identifiable Intangibles	850	669
Other Noninterest Expense, Net	5,366	4,613
Total Noninterest Expense	21,219	16,993
Income Before Income Tax Expense	22,717	18,889
Income Tax Expense	7,376	6,478
Net Income	15,341	12,411
Other Comprehensive Income (Loss), Net of Tax
Net Unrealized Gain (Loss) on Securities Available for Sale
Net Unrealized Holding Gain (Loss) Arising During Period	1,203	(3,668)
Less: Reclassification Adjustment for Net Realized Gains Included in Net Income	1,140	298
Total Other Comprehensive Income (Loss)	63	(3,966)
Comprehensive Income	$15,404	$8,445
Net Income Per Common Share
Basic	$0.53	$0.45
Diluted	0.52	0.44

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Shareholders’ Equity

(Dollars in Thousands)	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Unaudited)
Three Months Ended March 31, 2003
Balance, Beginning of Period	$26,488	$186,169	$142,670	$22,128	$377,455
Net Income	—	—	15,341	—	15,341
Unrealized Gains on Securities,
Net of Tax and Reclassification Adjustment	—	—	—	63	63
Total Comprehensive Income	—	—	15,341	63	15,404
Exercise of Stock Options, 163,005 Shares of Class A Common Stock	163	3,188	—	—	3,351
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions On Qualified Stock Options	—	589	—	—	589
Ten Percent Stock Dividend	2,669	84,335	(87,004)	—	—
Purchase of Corpus Christi Bancshares, Inc.	37	1,115	—	—	1,152
Class A Common Stock Cash Dividends	—	—	(3,542)	—	(3,542)
Balance, End of Period	$29,357	$275,396	$67,465	$22,191	$394,409

Three Months Ended March 31, 2002
Balance, Beginning of Period	$16,236	$137,027	$109,412	$2,584	$265,259
Net Income	—	—	12,411	—	12,411
Unrealized Loss on Securities,
Net of Tax and Reclassification Adjustment	—	—	—	(3,966)	(3,966)
Total Comprehensive Income	—	—	12,411	(3,966)	8,445
Exercise of Stock Options, 28,945 Shares of Class A Common Stock	29	876	—	—	905
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions On Qualified Stock Options	—	81	—	—	81
Purchase of Riverway Holdings, Inc.	1,177	39,603	—	—	40,780
Class A Common Stock Cash Dividends	—	—	(2,805)	—	(2,805)
Balance, End of Period	$17,442	$177,587	$119,018	$(1,382)	$312,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Dollars in Thousands)	2003	2002
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$15,341	$12,411
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion, Net	5,288	2,549
Provision for Loan Losses	3,691	2,682
Provision for Estimated Losses on Other Real Estate and Other Assets	89	—
Deferred Tax Expense (Benefit)	(1,118)	637
Net Realized Gains on Sale of Securities Available for Sale	(1,754)	(458)
(Gain) Loss on Sale of Other Assets	1	(16)
Gain on Sale of Other Real Estate	(29)	(116)
Gain on Disposal of Premises and Equipment	(6)	—
Gain on Sale of Loans Held for Sale	(833)	—
Net (Increase) Decrease in Loans Held for Sale	11,923	(12,662)
Increase in Accrued Interest Receivable and Other Assets	(1,644)	(706)
Increase in Accounts Payable and Accrued Liabilities	8,001	5,599
Net Cash Provided by Operating Activities	38,950	9,920
Cash Flows from Investing Activities
Net Increase in Time Deposits	(40,000)	(99)
Proceeds from Sales of Securities Available for Sale	105,867	27,701
Proceeds from Maturing Securities Available for Sale	29,589	66,790
Purchases of Securities Available for Sale	(157,932)	(148,496)
Proceeds from Maturing Securities Held to Maturity	—	532
Loan Originations and Advances, Net	(73,507)	(44,807)
Recoveries of Charged-Off Loans	366	209
Proceeds from Sale of Premises and Equipment	20	—
Purchases of Premises and Equipment	(5,693)	(4,054)
Proceeds from Sale of Other Real Estate	210	721
Proceeds from Sale of Other Assets	204	189
Purchase of Data Processing Contracts	—	(849)
Net Cash Provided by Merger	5,883	17,374
Net Cash Used in Investing Activities	(134,993)	(84,789)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	81,414	17,382
Net Increase in Time Deposits	114,669	69,229
Net Decrease in Other Borrowed Money	(57,237)	(2,851)
Cash Dividends Paid on Class A Common Stock	(3,195)	(2,435)
Proceeds from the Sale of Common Stock	3,351	905
Net Cash Provided by Financing Activities	139,002	82,230
Increase in Cash and Cash Equivalents	42,959	7,361
Cash and Cash Equivalents at Beginning of Period	138,539	95,702
Cash and Cash Equivalents at End of Period	$181,498	$103,063
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$16,957	$16,476
Income Taxes Paid	77,450	200
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	382	2,481
Financing Provided for Sales of Other Real Estate	640	379
Net Increase (Decrease) in Security Trades Not Settled	(1,034)	3,578
Net Increase in Dividends Payable	347	370
The Company Acquired Corpus Christi Bancshares, Inc. and its Subsidiary, First State Bank, on February 14, 2003. Assets Acquired and Liabilities Assumed are as Follows:
Fair Value of Assets Acquired Including Goodwill	31,088	—
Fair Value of Liabilities Assumed	29,936	—
Fair Value of Stock Issued	1,152	—
The Company Acquired Riverway Holdings, Inc. and its Subsidiary, Riverway Bank, on February 22, 2002. Assets Acquired and Liabilities Assumed are as Follows:
Fair Value of Assets Acquired Including Goodwill	—	691,322
Fair Value of Liabilities Assumed	—	650,542
Fair Value of Stock Issued	—	40,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2003 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (“Texas Regional” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

The condensed consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. (the “Parent”) and its wholly-owned subsidiaries, Texas Regional Delaware, Inc. and Texas State Bank (the “Bank”). The Company eliminates all significant intercompany transactions and balances in consolidation. The Company accounts for its investments in subsidiaries on the equity method in the Parent’s financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2002, The Financial Accounting Standards Board issued Statement No. 147 (“Statement 147”), “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141 and 142. In addition, this Statement amends Financial Accounting Standards Board Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The Company adopted Statement 147 on October 1, 2002 and the Statement did not have an impact on the Company’s consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34”.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The disclosures required by FIN 45 improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No. 34 (“FIN 34”), “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superceded. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“Statement 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. Statement 148 amends Financial Accounting Standards Board Statement No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The adoption of Statement 148 did not have an impact on the Company’s consolidated financial position or results of operations.

RECLASSIFICATIONS

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 2: IMPAIRED LOANS

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $12,636,000 at March 31, 2003 for which there was a related allowance for loan losses of $2,723,000. At March 31, 2003, the Company had $1,062,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the three months ended March 31, 2003 was $14,004,000. Interest income on impaired loans of $91,000 for cash payments received on nonaccrual loans was recognized during the three months ended March 31, 2003.

NOTE 3: COMMON STOCK

On March 11, 2003, the Board of Directors approved a cash dividend of $0.12 per share for shareholders of record on April 1, 2003 and payable on April 15, 2003. Additionally, on March 14, 2003, the Board of Directors approved a 10 percent stock dividend to shareholders of record on April 1, 2003 and distributed on April 15, 2003. The cash dividend was also paid on the common shares issued with the 10 percent stock dividend. The change to the capital structure was given retroactive effect on the balance sheet as of March 31, 2003.

NOTE 4: NET INCOME PER COMMON SHARE COMPUTATIONS

The table below presents a reconciliation of basic and diluted net income per share computations (EPS) (dollars in thousands, except share data). The number of shares outstanding and related net income per share amounts for 2003 and 2002 have been restated to retroactively give effect to the 10 percent stock dividend declared during March 2003 and distributed in April 2003 and the three-for-two stock split effected as a stock dividend declared and distributed during June 2002.

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net Income	$15,341	$12,411
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	29,199,416	27,630,870
Add Assumed Exercise of Dilutive Securities
Outstanding Stock Options	186,355	146,046
Riverway Holdback shares	165,000	165,000
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculations	29,550,771	27,941,916
Basic EPS	$0.53	$0.45
Diluted EPS	0.52	0.44

NOTE 5: STOCK BASED EMPLOYEE COMPENSATION

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company did not record any compensation expense in the condensed consolidated financial statements for its stock-based compensation plans.  The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation” (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net Income, As Reported	$15,341	$12,411
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(499)	(195)
Pro Forma Net Income	$14,842	$12,216

Net Income Per Share:
Basic – As Reported	$0.53	$0.45
Basic – Pro Forma	0.51	0.44

Diluted – As Reported	0.52	0.44
Diluted – Pro Forma	0.50	0.44

NOTE 6: RELATED PARTY TRANSACTIONS

On March 12, 2002, the Company entered into an agreement with an affiliate of a Texas Regional Board member to purchase approximately 2.6 acres of land for $1.6 million. The property was purchased for a future branch location. The sale closed on May 28, 2002.

On March 5, 2003, the Company entered into an agreement to purchase approximately 15.9 acres of land for $2.8 million from a partnership. The Chairman of the Board of the Company owns a 10% interest in the partnership. The property was purchased for development of an operations facility for the Company. The sale closed on April 4, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This Management’s Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competitive pressure in the banking industry; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements. In addition, the Company’s past results do not necessarily indicate its future results.

Management’s discussion and analysis of the Company’s condensed consolidated financial condition and results of operations at the dates and for the periods indicated follows. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the accompanying notes.

GENERAL

Texas Regional Bancshares, Inc. is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Texas Regional Delaware, Inc., incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary, owns Texas State Bank (the “Bank”), the Company’s primary operating subsidiary. The Bank has two active wholly-owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets.

By authority of the Board of Directors of the Company, Texas Regional in May 2000 filed a Declaration Electing to be a Financial Holding Company with the Federal Reserve Bank of Dallas. The Declaration became effective in June 2000.

Texas State Bank operates thirty-two banking locations.  Twenty-eight banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Progresso, Raymondville, Rio Grande City, Roma and San Juan. In addition, Texas State Bank operates one banking location each in Bishop and Corpus Christi and two banking locations in Houston including the new Downtown Houston branch located at 1000 Main, which opened on April 11, 2003. At March 31, 2003, Texas Regional had consolidated total assets of $4,026,701,000, loans held for investment outstanding (net of unearned discount) of $2,357,585,000, deposits of $3,357,496,000, and shareholders’ equity of $394,409,000.

The Bank has also expanded the services that it provides to third party correspondent banks. The Bank’s data processing center serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for all of the Bank’s banking locations.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $181,498,000 at March 31, 2003. By comparison, the Company had $138,539,000 in cash and cash equivalents at December 31, 2002, an increase of $42,959,000 or 31.0%.

SECURITIES

Securities consist of U.S. Treasury, U.S. Government Agency, mortgage-backed and state, county and municipal securities. The Bank classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as held to maturity and measured at amortized cost in the condensed consolidated balance sheets only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the condensed consolidated balance sheets with unrealized holding gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the condensed consolidated balance sheets with unrealized holding gains and losses reported in accumulated other comprehensive income, net of applicable income taxes, until realized.

At March 31, 2003 and December 31, 2002, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities at March 31, 2003 and December 31, 2002 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
March 31, 2003 (Unaudited)
U.S. Treasury	$712	$12	$—	$724
U.S. Government Agency	787,828	29,402	(1)	817,229
Mortgage-Backed	297,456	2,257	(1,177)	298,536
States and Political Subdivisions	80,367	4,157	(15)	84,509
Other	21,869	60	(3)	21,926
Total	$1,188,232	$35,888	$(1,196)	$1,222,924
December 31, 2002
U.S. Treasury	$715	$12	$—	$727
U.S. Government Agency	781,099	27,843	(17)	808,925
Mortgage-Backed	279,859	3,479	(102)	283,236
States and Political Subdivisions	77,699	3,294	(57)	80,936
Other	21,792	49	—	21,841
Total	$1,161,164	$34,677	$(176)	$1,195,665

Securities Held to Maturity
March 31, 2003 (Unaudited)
States and Political Subdivisions	$414	$36	$—	$450
Total	$414	$36	$—	$450
December 31, 2002
States and Political Subdivisions	$414	$37	$—	$451
Total	$414	$37	$—	$451

Net unrealized holding gains on securities available for sale, net of related tax effect, of $22,191,000 and $22,128,000 at March 31, 2003 and December 31, 2002, respectively, were reported in a separate component of shareholders’ equity as accumulated other comprehensive income.

Securities available for sale and securities held to maturity with carrying values of $1,163,367,000 and $414,000, respectively, at March 31, 2003 and $1,120,929,000 and $414,000, respectively, at December 31, 2002 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $45,085,000 at March 31, 2003 decreased $11,090,000 or 19.7% compared to December 31, 2002 balance of $56,175,000. The decrease in loans held for sale for the three months ended March 31, 2003 resulted primarily from increased sales activity in addition to decreased production of single family mortgage loans held for sale.

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

The extension of credits denominated in a currency other than that of the country in which a borrower is located are called “cross-border” credits. The Company has some dollar-denominated cross-border credits to individuals or companies that are residents of, or domiciled in, Mexico. The Company’s total cross-border credits at March 31, 2003 of $3,083,000 represented 0.1% of total loans held for investment. See “Nonperforming Assets” for additional information on cross-border credits.

Total loans held for investment of $2,357,585,000 at March 31, 2003 increased $90,055,000 or 4.0% compared to December 31, 2002 levels of $2,267,530,000. The increase in total loans held for investment for the three months ended March 31, 2003 reflects growth in all loan categories except Commercial Tax Exempt, 1-4 Family Mortgage and Consumer and represents in part the vitality of the Rio Grande Valley economy. The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Commercial	$704,673	$668,359
Commercial Tax-Exempt	29,123	29,474
Total Commercial	733,796	697,833
Agricultural	67,642	63,522
Real Estate
Construction	240,632	238,686
Commercial Mortgage	927,223	848,404
Agricultural Mortgage	62,462	57,995
1-4 Family Mortgage	191,279	221,962
Total Real Estate	1,421,596	1,367,047
Consumer	134,551	139,128
Total Loans Held for Investment	$2,357,585	$2,267,530

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

Nonperforming assets of $20,403,000 at March 31, 2003 decreased $5,007,000 or 19.7% compared to December 31, 2002 levels of $25,410,000. Nonaccrual loans of $12,636,000 at March 31, 2003 decreased $2,164,000 or 14.6% compared to $14,800,000 at December 31, 2002. The decrease was primarily the result of charge offs totaling $2,159,000 relating to two loan relationships. Foreclosed and other assets decreased by $2,843,000 or 26.8% to $7,767,000 at March 31, 2003 compared to $10,610,000 at December 31, 2002. The decrease in foreclosed assets during 2003 was primarily attributable to the sales recognition of two properties totaling $2,378,000 whose sales were not previously recognized for financial reporting purposes. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more and still accruing at March 31, 2003 and December 31, 2002 totaled $6,292,000 and $4,411,000, respectively. The increase in accruing loans past due 90 days or more at March 31, 2003 as compared to the year ended December 31, 2002 resulted primarily from the addition of four relationships totaling $2,449,000. This increase was partially offset by three loans totaling $1,004,000 that were either current or transferred to nonaccrual status as of March 31, 2003. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other assets at March 31, 2003 decreased to 1.13% from 1.31% at December 31, 2002.

An analysis of the components of nonperforming assets follows (dollars in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Nonaccrual Loans	$12,636	$14,800
Nonperforming Loans	12,636	14,800
Foreclosed and Other Assets	7,767	10,610
Total Nonperforming Assets	20,403	25,410
Accruing Loans 90 Days or More Past Due	6,292	4,411
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$26,695	$29,821
Nonperforming Loans as a % of Total Loans Held for Investment	0.54%	0.65%
Nonperforming Assets as a % of Total Loans Held for Investment and Foreclosed and Other Assets	0.86	1.12
Nonperforming Assets as a % of Total Assets	0.51	0.66
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a % of Total Loans Held for Investment and Foreclosed and Other Assets	1.13	1.31

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at March 31, 2003, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES - CRITICAL ACCOUNTING POLICY

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. A specific percentage is allocated to total loans in good standing and not specifically reserved while additional amounts are added for individual loans considered to have specific probable loss potential. Loans identified as losses are charged-off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank’s allowance for loan losses on a quarterly basis. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio. There can be no assurance that future additions or reductions to the allowance will not be necessary.

The allowance for loan losses at March 31, 2003 totaled $29,153,000, representing a net increase of $1,037,000 or 3.7% compared to $28,116,000 at December 31, 2002. The increase in the allowance for loan losses is comparable to the growth in the loans held for investment portfolio of 4.0%. Management believes that the allowance for loan losses at March 31, 2003 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Balance at Beginning of Period	$28,116	$21,050
Balance from Acquisition	228	4,333
Provision for Loan Losses	3,691	2,682
Charge-Offs
Commercial	2,732	1,765
Agricultural	—	13
Real Estate	20	2
Consumer	496	470
Total Charge-Offs	3,248	2,250
Recoveries
Commercial	84	46
Agricultural	—	3
Real Estate	39	18
Consumer	243	142
Total Recoveries	366	209
Net Charge-Offs	2,882	2,041
Balance at End of Period	$29,153	$26,024
Ratio of Allowance for Loan Losses to Loans Held for Investment, Net of Unearned Discount	1.24%	1.24%
Ratio of Allowance for Loan Losses to Nonperforming Loans	230.71	179.67
Ratio of Net Charge-Offs to Average Total Loans Held for Investment, Net of Unearned Discount	0.51	0.44

PREMISES AND EQUIPMENT, NET

Premises and equipment of $93,689,000 at March 31, 2003 increased by $4,189,000 or 4.7% compared to December 31, 2002 levels of $89,500,000. The increase resulted primarily from a $1,460,000 purchase of real estate in Eagle Pass, Texas for a future banking location. In addition, there was a $1,501,000 increase in construction in progress associated with four new banking locations one of which, the Downtown Houston branch located at 1000 Main, opened on April 11, 2003.

GOODWILL AND IDENTIFIABLE INTANGIBLES

Goodwill of $28,914,000 at March 31, 2003 increased $413,000 or 1.4% compared to $28,501,000 at December 31, 2002. The increase is attributable to $413,000 in goodwill added with the Corpus Christi acquisition. Identifiable intangibles of $18,266,000 at March 31, 2003 decreased $188,000 or 1.0% compared to $18,454,000 at December 31, 2002. Identifiable intangibles decreased primarily due to amortization of $850,000 for the three months ended March 31, 2003. The decrease was partially offset by the addition of a $551,000 core deposit intangible relating to Corpus Christi.

DEPOSITS

Total deposits of $3,357,496,000 at March 31, 2003 increased $225,305,000 or 7.2% compared to December 31, 2002 levels of $3,132,191,000. The increase in total deposits is primarily attributable growth in the volume of business conducted by the Company. The following table presents the composition of total deposits (dollars in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Demand Deposits
Commercial and Individual	$495,446	$441,775
Public Funds	3,561	4,203
Total Demand Deposits	499,007	445,978
Interest-Bearing Deposits
Savings
Commercial and Individual	148,607	139,157
Public Funds	377	374
Money Market Checking and Savings
Commercial and Individual	542,021	514,907
Public Funds	334,805	323,735
Time Deposits
Commercial and Individual	1,303,518	1,217,787
Public Funds	529,161	490,253
Total Interest-Bearing Deposits	2,858,489	2,686,213
Total Deposits	$3,357,496	$3,132,191

OTHER BORROWED MONEY

Other borrowed money of $236,731,000 at March 31, 2003 decreased $56,787,000 or 19.3% compared to December 31, 2002 levels of $293,518,000. The decrease in other borrowed money is primarily attributable to a $60,000,000 reduction in borrowings with the Federal Home Loan Bank. In addition, $4,400,000 in subordinated debentures matured on March 31, 2003.

The components of other borrowed money are as follows (dollars in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$96,731	$89,118
Federal Home Loan Bank Advances	125,000	185,000
Trust Preferred Securities	15,000	15,000
Subordinated Debentures	—	4,400
Total Other Borrowed Money	$236,731	$293,518

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

At March 31, 2003, the Company had lines of credit totaling $40,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $370,503,000 from the Federal Home Loan Bank, of which $125,000,000 was advanced at March 31, 2003.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $16,954,000 or 4.5% during the three months ended March 31, 2003 primarily due to comprehensive income of $15,404,000 less cash dividends of $3,542,000. Comprehensive income for the period included net income of $15,341,000 and unrealized gain on securities available for sale, net of tax, of $63,000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of March 31, 2003 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$367,976	13.69%	$215,097	8.00%	$268,871	10.00%
Tier I Capital (to Risk-Weighted Assets)	338,823	12.60	107,548	4.00	161,323	6.00
Tier I Capital (to Average Assets)	338,823	8.91	152,158	4.00	190,198	5.00

As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$350,334	13.77%	$203,474	8.00%	$254,342	10.00%
Tier I Capital (to Risk-Weighted Assets)	322,218	12.67	101,737	4.00	152,605	6.00
Tier I Capital (to Average Assets)	322,218	8.89	145,004	4.00	181,255	5.00

Texas State Bank
As of March 31, 2003 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$344,821	12.84%	$214,891	8.00%	$268,613	10.00%
Tier I Capital (to Risk-Weighted Assets)	315,668	11.75	107,445	4.00	161,168	6.00
Tier I Capital (to Average Assets)	315,668	8.30	152,055	4.00	190,069	5.00

As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$328,630	12.93%	$203,267	8.00%	$254,084	10.00%
Tier I Capital (to Risk-Weighted Assets)	300,514	11.83	101,634	4.00	152,451	6.00
Tier I Capital (to Average Assets)	300,514	8.29	144,938	4.00	181,173	5.00

At March 31, 2003, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $15,341,000 and $12,411,000 and net income per diluted common share were $0.52 and $0.44 for the three months ended March 31, 2003 and 2002, respectively. Net income increased due to sustained loan growth. Return on assets averaged 1.60% and 1.71% while return on shareholders’ equity averaged 16.03% and 16.83% for the three months ended March 31, 2003 and 2002, respectively.

INTEREST INCOME

Total interest income for the three months ended March 31, 2003 was $51,987,000, an increase of $6,241,000 or 13.6% from the three months ended March 31, 2002. This increase in interest income is primarily due to a $905,327,000 or 33.7% increase in average interest-earning assets to $3,590,111,000 for the three months ended March 31, 2003 compared to the same period in 2002. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the Riverway, San Juan and Corpus Christi acquisitions. Since Riverway was acquired on February 22, 2002, the Company earned income and incurred expenses from the Riverway branch for only a portion of the first quarter 2002 as opposed to the entire first quarter of 2003. Although average interest-earning assets increased substantially, the growth in interest income was hampered by interest rate reductions driven by the Federal Reserve monetary policy.

Interest income on loans held for investment increased $4,051,000 or 11.3% to $39,805,000 for the three months ended March 31, 2003 compared to the same period in 2002. A $431,287,000 or 23.0% increase in average loans held for investment over the same period in 2002 propelled the increase. This was partially offset by a 74 basis point decrease in the yield on loans held for investment as a result of declining interest rates. The increase in average loans held for investment outstanding is primarily due to the Riverway, San Juan and Corpus Christi acquisitions. Interest income on securities increased to $11,485,000, reflecting a $1,762,000 or 18.1% increase from the prior comparable period. This increase was attributable to a $425,636,000 increase in average securities, up 54.2% compared to the three months ended March 31, 2002. The increase was hindered by a 118 basis point decrease in the yield on average securities during first quarter 2003 compared to the same period in 2002.

INTEREST EXPENSE

Interest expense increased to $16,652,000 for the three months ended March 31, 2003 compared to $16,496,000 for the same period in 2002, representing an increase of $156,000 or 0.9%. The increase was primarily due to an increase in average interest-bearing liabilities of $749,456,000 or 33.2% to $3,007,474,000 compared to $2,258,018,000 a year ago. The increase was partially offset by decrease in the cost of funds by 71 basis points during first quarter 2003 compared to the same period in 2002 due to declining market rates. Interest expense on deposits decreased by $719,000 or 4.7% to $14,661,000 for first quarter 2003 compared to the comparable period in 2002. The decrease reflects the effects of interest rate reductions made by the Company since March 31, 2002, as well as the offsetting effect of an increase in average interest-bearing deposits by $620,347,000 or 28.9% to $2,765,860,000 for first quarter 2003 compared with first quarter 2002. The increase in average interest-bearing deposits was primarily attributable to the Riverway, San Juan and Corpus Christi acquisitions. Interest expense on other borrowed money increased $875,000 or 78.4% to $1,991,000 for the three months ended March 31, 2003 compared to the same period in 2002. The increase is primarily attributable to a $129,109,000 or 114.8% increase in average other borrowed money to $241,614,000 compared to $112,505,000 a year ago.

NET INTEREST INCOME

Net interest income was $35,335,000 for the three months ended March 31, 2003 compared with $29,250,000 for the same period in 2002, an increase of $6,085,000 or 20.8%. See “Interest Income” and “Interest Expense” for a discussion on the increase in net interest income during the three months ended March 31, 2003 compared to the same 2002 period.

The net interest margin was 3.99% for the three months ended March 31, 2003 compared with 4.42% for the same period in 2002.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change”. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change”. The following tables present for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability (dollars in thousands):

	Three Months Ended
	March 31, 2003			March 31, 2002
	Average Balance	Interest	Yield/ Rate(1)	Average Balance	Interest	Yield/ Rate(1)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$44,900	$608	5.49%	$18,796	$229	4.94%
Loans Held for Investment
Commercial	771,552	11,703	6.15	638,254	10,638	6.76
Real Estate	1,396,473	25,094	7.29	1,106,192	21,898	8.03
Consumer	137,427	3,008	8.88	129,719	3,218	10.06
Total Loans Held for Investment	2,305,452	39,805	7.00	1,874,165	35,754	7.74
Securities
Taxable	1,127,500	10,661	3.83	724,080	9,058	5.07
Tax-Exempt	82,779	824	4.04	60,563	665	4.45
Total Securities	1,210,279	11,485	3.85	784,643	9,723	5.03
Interest-Bearing and Time Deposits	10,093	31	1.25	952	14	5.96
Federal Funds Sold	19,387	58	1.21	6,228	26	1.69
Total Interest-Earning Assets	3,590,111	$51,987	5.87%	2,684,784	$45,746	6.91%
Cash and Due from Banks	115,627			106,457
Premises and Equipment, Net	91,058			77,944
Other Assets	120,000			89,742
Allowance for Loan Losses	(29,719)			(24,005)
Total Assets	$3,887,077			$2,934,922
Liabilities
Interest-Bearing Liabilities Savings	$142,758	$227	0.64%	$124,033	$416	1.36%
Money Market Checking and Savings	873,669	2,489	1.16	658,230	2,531	1.56
Time Deposits	1,749,433	11,945	2.77	1,363,250	12,433	3.70
Total Savings and Time Deposits	2,765,860	14,661	2.15	2,145,513	15,380	2.91
Other Borrowed Money	241,614	1,991	3.34	112,505	1,116	4.02
Total Interest-Bearing Liabilities	3,007,474	$16,652	2.25%	2,258,018	$16,496	2.96%
Demand Deposits	457,441			356,340
Other Liabilities	33,942			21,455
Total Liabilities	3,498,857			2,635,813
Shareholders’ Equity	388,220			299,109
Total Liabilities and Shareholders’ Equity	$3,887,077			$2,934,922
Net Interest Income		$35,335			$29,250
Net Yield on Total Interest - Earning Assets			3.99%			4.42%

(1) Annualized.

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

An analysis of changes in net interest income follows (dollars in thousands):

	Three Months Ended March 31, 2003 Compared to 2002
	Net Change	Due to Change in		Rate/ Volume
		Volume	Rate
	(Unaudited)
Interest Income
Loans Held for Sale	$379	$318	$26	$35
Loans Held for Investment	4,051	8,227	(3,395)	(781)
Securities
Taxable	1,603	5,047	(2,212)	(1,232)
Tax-Exempt	159	244	(62)	(23)
Interest-Bearing and Time Deposits	17	134	(11)	(106)
Federal Funds Sold	32	55	(7)	(16)
Total Interest Income	6,241	14,025	(5,661)	(2,123)
Interest Expense
Deposits	(719)	4,447	(4,007)	(1,159)
Other Borrowed Money	875	1,281	(189)	(217)
Total Interest Expense	156	5,728	(4,196)	(1,376)
Net Interest Income Before Allocation of Rate/Volume	6,085	8,297	(1,465)	(747)
Allocation of Rate/Volume	—	(718)	(29)	747
Changes in Net Interest Income	$6,085	$7,579	$(1,494)	$—

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $3,691,000 for the three months ended March 31, 2003 compared to $2,682,000 for the same period in 2002 as a result of management’s assessment of current regional economic conditions and probable losses in the portfolio. Net charge-offs totaled $2,882,000 for the three months ended March 31, 2003, compared to $2,041,000 for the same comparable period and increased to 0.51% of average loans held for investment during the three months ended March 31, 2003 compared to 0.44% of average loans held for investment during the same period in 2002.

Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate. Management bases its decision on many factors which include historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, specific provisions for individual nonperforming loans, regulatory policies, generally accepted accounting principles, and general economic conditions, particularly as they relate to the Company’s lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the “Allowance for Loan Losses-Critical Accounting Policy” section of this report.

NONINTEREST INCOME

The Company’s primary sources of Noninterest Income are service charges on deposit accounts, other banking service related fees, and data processing service fees. Noninterest Income totaled $12,292,000 for the three months ended March 31, 2003 compared to $9,314,000 for the same period in 2002. Excluding Net Realized Gains on Sales of Securities Available for Sale, Noninterest Income increased $1,682,000 or 19.0% from 2002. The majority of the increase is attributable to an increase in total service charges.

Total Service Charges of $7,230,000 for the three months ended March 31, 2003 increased $1,276,000 or 21.4% compared to $5,954,000 for the same period in 2002. The increase in Total Service Charges was primarily attributable to an $884,000 or 26.6% increase in non-sufficient and return item charges generated from deposit growth.

Trust Service Fees of $675,000 for the three months ended March 31, 2003 remained comparable to $648,000 recorded for the three months ended March 31, 2002, increasing by only $27,000 or 4.2%. The increase in Trust Service Fees is reflective of the increase in the average fair value of trust accounts managed by 5.8% during the three months ended March 31, 2003, compared to the prior comparable period. The fair market value of assets managed at March 31, 2003 was $458,377,000 compared to $491,087,000 at December 31, 2002 and $459,613,000 a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Net Realized Gains on Sales of Securities Available for Sale for the three months ended March 31, 2003 totaled $1,754,000 compared to $458,000 for the same period in 2002. During first quarter 2003, Texas Regional sold various securities that had unrealized gains and were likely to be called during late 2003. Net unrealized holding gains on securities available for sale, net of tax, totaled $22,191,000 at March 31, 2003. See “Shareholders’ Equity”.

Data Processing Service Fees of $1,721,000 for the three months ended March 31, 2003 increased $239,000 or 16.1% compared to $1,482,000 for the same period last year. Data processing fees increased due to the acquisition of certain data processing contracts from a third party processor during first quarter 2002 and growth in processing volumes. There were 25 data processing clients at both March 31, 2003 and 2002.

Loan Servicing Income (Loss), Net was a loss of $393,000 for the three months ended March 31, 2003 compared to income of $133,000 for the same period in 2002. The decrease was primarily attributable to an increase in mortgage servicing right asset amortization of $1,050,000 increasing $935,000 compared to first quarter 2002.

Other Noninterest Income of $1,305,000 for the three months ended March 31, 2003 increased $666,000 or 104.2% compared to $639,000 for the same 2002 period. The increase resulted primarily from an $833,000 gain on sale of loans recorded during first quarter 2003. No gains on sale of loans were recognized during the three months ended March 31, 2002.

NONINTEREST EXPENSE

Noninterest Expense of $21,219,000 for the three months ended March 31, 2003 increased $4,226,000 or 24.9% compared to $16,993,000 for the same period in 2002. The efficiency ratio of expense to total revenue was 45.72% for the three months ended March 31, 2003 compared to 44.38% for the same period in 2002. The efficiency ratio is defined as Noninterest Expense (excluding other real estate income and expense) divided by the total of Net Interest Income and Noninterest Income (excluding any gains and losses on sale of securities).

Salaries and Employee Benefits, the largest category of Noninterest Expense, of $10,849,000 for the three months ended March 31, 2003 increased $2,179,000 or 25.1% compared to the same period last year of $8,670,000. The increase reflects increases in base salaries and higher levels of staff, including staff acquired as a result of the Riverway, San Juan, Corpus Christi and data processing center acquisitions. In addition, in May 2002 the Company began paying 100% of non-officer employee’s medical insurance, up from 50% paid in prior periods. This contributed to medical insurance premiums increasing by $858,000 or 131.0% compared to the same period during 2002. The number of full-time equivalent employees of 1,204 at March 31, 2003 represents an increase of 11.8% from 1,077 at March 31, 2002. Salaries and Employee Benefits averaged 1.13% of average assets for the three months ended March 31, 2003 compared to 1.20% for the three months ended March 31, 2002.

Net Occupancy Expense totaled $1,557,000 for the three months ended March 31, 2003 compared to $1,188,000 reported for first quarter 2002, increasing by $369,000 or 31.1%. The increase was primarily attributable to occupancy expenses resulting from recent acquisitions. Texas State Bank operated thirty-one banking locations as of March 31, 2003 compared to twenty-seven at March 31, 2002. One additional banking location in Houston has been opened since March 31, 2003.

Equipment Expense of $2,353,000 for the three months ended March 31, 2003 increased $581,000 or 32.8% from $1,772,000 reported for the same period in 2002. The increase is primarily the result of equipment expenses incurred in the five acquired banking locations as well as the acquired data processing center. In addition, there was a $101,000 increase in equipment service contracts during the three months ended March 31, 2003, compared to the same prior year period.

Other Real Estate Expense, Net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net of $244,000 for the three months ended March 31, 2003 increased $163,000 or 201.2% from $81,000 for the three months ended March 31, 2002. The increase resulted primarily from an $85,000 write down on one property and a $54,000 decrease in income on a foreclosed property compared to the same comparable period in 2002. Management is actively seeking buyers for all Other Real Estate.

Amortization of Identifiable Intangibles of $850,000 for the three months ended March 31, 2003 increased $181,000 or 27.1% compared to $669,000 for the same period in 2002. The increase was attributable to the amortization on $9,923,000 of core deposit intangibles added with the Riverway, San Juan and Corpus Christ acquisitions during first quarter 2002, fourth quarter 2002 and first quarter 2003, respectively. A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Salaries and Wages	$7,905	$6,624
Employee Benefits	2,944	2,046
Total Salaries and Employee Benefits	10,849	8,670
Net Occupancy Expense	1,557	1,188
Equipment Expense	2,353	1,772
Other Real Estate Expense, Net
Rent Income	(53)	(138)
Gain on Sale	(29)	(116)
Expenses	241	335
Write-Downs	85	—
Total Other Real Estate Expense, Net	244	81
Amortization of Identifiable Intangibles	850	669
Other Noninterest Expense
Advertising and Public Relations	832	692
Data Processing and Check Clearing	861	667
Director Fees	121	113
Franchise Tax	46	86
Insurance	86	79
FDIC Insurance	126	124
Legal	227	262
Professional Fees	690	719
Postage, Delivery and Freight	439	345
Printing, Stationery and Supplies	650	492
Telephone	204	194
Other Losses	276	226
Miscellaneous Expense	808	614
Total Other Noninterest Expense	5,366	4,613
Total Noninterest Expense	$21,219	$16,993

INCOME TAX EXPENSE

The Company recorded Income Tax Expense of $7,376,000 for the three months ended March 31, 2003 compared to $6,478,000 for the three months ended March 31, 2002, representing an increase of $898,000 or 13.9%. The increase in income tax is primarily due to an increased level of pretax income for the three months ended March 31, 2003 compared to the same period in 2002. The Company’s effective tax rate for the three months ended March 31, 2003 was 32.5% compared to 34.3% for the same period in 2002.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2003, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.69%, a Tier I risk-based capital ratio of 12.60%, and a leverage ratio of 8.91%.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At March 31, 2003, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, was 39.0% compared to 38.3% at December 31, 2002.

Liability liquidity is provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. At March 31, 2003, the Company had lines of credit totaling $40,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $370,503,000 from the Federal Home Loan Bank, of which $125,000,000 was advanced at March 31, 2003. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

At March 31, 2003, the Company had outstanding commitments to extend credit of approximately $384,272,000, commercial letters of credit of $5,643,000, standby letters of credit of $55,053,000, and credit card guarantees of $1,647,000. In addition, the Company had construction and real estate purchase commitments of $11,191,000.

During the three months ended March 31, 2003, funds for $157,932,000 of securities purchases and $73,507,000 of net loan growth came from various sources, including $135,456,000 of proceeds from security sales and maturities, a net increase in deposits of $196,083,000 and $38,950,000 from operating activities.

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

CRITICAL ACCOUNTING POLICIES

The Company considers its Allowance for Loan Losses policy as a policy critical to the sound operations of the Company. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that are identified as probable during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the condensed consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See “Allowance for Loan Losses - Critical Accounting Policy” and “Provision for Loan Losses” for further information regarding the Company’s provision and allowance for loan losses policy.

POSSIBLE NEGATIVE IMPACT OF LITIGATION

From time to time, the Company is a party to legal proceedings including matters involving commercial banking issues and other proceedings arising in the ordinary course of business. Although not currently anticipated by management, the Company’s consolidated results could be materially impacted by legal and settlement expenses related to such lawsuits.

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

The following table summarizes the simulated change in net interest income over a 12-month period as of March 31, 2003 and December 31, 2002 (dollars in thousands):

Changes in Interest Rates (Basis Points)	Estimated Net Interest Income	Increase (Decrease) in Net Interest Income
		Amount	Percent
March 31, 2003 (Unaudited)
+100	$153,831	$5,132	3.5%
—	148,699	—	—
-100	143,392	(5,307)	(3.6)
December 31, 2002
+100	154,527	1,856	1.2
—	152,671	—	—
-100	150,664	(2,007)	(1.3)

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)          Exhibits — The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit 99.1 – Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 – Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports of Form 8-K

On January 21, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K announcing 2002 annual earnings.

On February 18, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K concerning the completion of the acquisition of Corpus Christi Bancshares, Inc.

On March 11, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K announcing that its Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable on April 15, 2003 to common shareholders of record on April 1, 2003.

On March 14, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K announcing that its Board of Directors declared a 10 percent stock dividend payable on April 15, 2003 to common shareholders of record on April 1, 2003.

On April 15, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K announcing first quarter 2003 earnings.

On April 15, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K/A to amend the Current Report on Form 8-K also filed on April 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

Date: May 13, 2003	/s/ G.E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

Date: May 13, 2003	/s/ R.T. Pigott, Jr.
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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ G.E. Roney
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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ R.T. Pigott, Jr.
R.T. Pigott, Jr.
Executive Vice President
& Chief Financial Officer