Form 10-Q
period 2003-06-30
TEXAS REGIONAL BANCSHARES INC
filed 2003-08-12
CIK 787648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

There were 29,595,746 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of August 11, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share Data)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and Due From Banks	$117,422	$124,125
Interest-Bearing Deposits at Other Banks	663	614
Federal Funds Sold	55,000	13,800
Total Cash and Cash Equivalents	173,085	138,539
Time Deposits	299	299
Securities Available for Sale, at Fair Value	1,301,997	1,195,665
Securities Held to Maturity, at Amortized Cost (Fair Value of $446 in 2003 and $451 in 2002)	414	414
Loans Held for Sale	52,084	56,175
Loans Held for Investment, Net of Unearned Discount of $589 in 2003 and $1,109 in 2002	2,360,586	2,267,530
Less: Allowance for Loan Losses	(29,366)	(28,116)
Net Loans Held for Investment	2,331,220	2,239,414
Premises and Equipment, Net	101,410	89,500
Accrued Interest Receivable	28,149	27,781
Other Real Estate	5,971	9,159
Goodwill, Net	29,856	28,501
Identifiable Intangibles, Net	17,121	18,454
Other Assets	33,348	31,286
Total Assets	$4,074,954	$3,835,187
Liabilities
Deposits
Demand	$526,832	$445,978
Savings	149,107	139,531
Money Market Checking and Savings	893,198	838,642
Time Deposits	1,845,751	1,708,040
Total Deposits	3,414,888	3,132,191
Other Borrowed Money	208,987	293,518
Accounts Payable and Accrued Liabilities	39,976	32,023
Total Liabilities	3,663,851	3,457,732
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 29,412,628 Shares in 2003 and 26,488,153 Shares in 2002	29,413	26,488
Paid-In Capital	276,659	186,169
Retained Earnings	79,371	142,670
Accumulated Other Comprehensive Income, Net of Tax	25,660	22,128
Total Shareholders’ Equity	411,103	377,455
Total Liabilities and Shareholders’ Equity	$4,074,954	$3,835,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2003	2002	2003	2002
	(Unaudited)
Interest Income
Loans Held for Sale	$685	$628	$1,293	$856
Loans Held for Investment, Including Fees	40,343	39,087	80,148	74,842
Securities
Taxable	9,969	11,427	20,630	20,485
Tax-Exempt	846	661	1,670	1,326
Interest-Bearing and Time Deposits	107	13	138	27
Federal Funds Sold	67	30	125	56
Total Interest Income	52,017	51,846	104,004	97,592
Interest Expense
Deposits	14,354	16,882	29,015	32,262
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	941	1,095	1,921	1,861
Federal Home Loan Bank Advances	437	433	1,018	589
Trust Preferred Securities	319	326	639	473
Subordinated Debentures	—	110	110	157
Total Interest Expense	16,051	18,846	32,703	35,342
Net Interest Income Before Provision for Loan Losses	35,966	33,000	71,301	62,250
Provision for Loan Losses	2,429	3,023	6,120	5,705
Net Interest Income After Provision for Loan Losses	33,537	29,977	65,181	56,545
Noninterest Income
Service Charges on Deposit Accounts	5,747	4,982	11,229	9,452
Other Service Charges	1,569	1,203	3,317	2,687
Trust Service Fees	744	649	1,419	1,297
Net Realized Gains on Sales of Securities Available for Sale	4,858	618	6,612	1,076
Data Processing Service Fees	1,741	1,626	3,462	3,108
Loan Servicing Income (Loss), Net	(1,533)	444	(1,926)	577
Other Noninterest Income	633	25	1,938	664
Total Noninterest Income	13,759	9,547	26,051	18,861
Noninterest Expense
Salaries and Employee Benefits	12,371	9,793	23,220	18,463
Net Occupancy Expense	1,697	1,488	3,254	2,676
Equipment Expense	2,699	2,192	5,052	3,964
Other Real Estate Expense, Net	67	81	311	162
Amortization of Identifiable Intangibles	833	896	1,683	1,565
Other Noninterest Expense	5,950	5,283	11,316	9,896
Total Noninterest Expense	23,617	19,733	44,836	36,726
Income Before Income Tax Expense	23,679	19,791	46,396	38,680
Income Tax Expense	8,224	6,535	15,600	13,013
Net Income	15,455	13,256	30,796	25,667
Other Comprehensive Income, Net of Tax
Unrealized Gain on Securities Available for Sale
Unrealized Holding Gain Arising During Period	6,627	11,931	7,830	8,262
Less: Reclassification Adjustment for Gains Included in Net Income	3,158	402	4,298	699
Total Other Comprehensive Income	3,469	11,529	3,532	7,563
Comprehensive Income	$18,924	$24,785	$34,328	$33,230
Net Income Per Common Share
Basic	$0.53	$0.46	$1.05	$0.91
Diluted	0.52	0.45	1.04	0.90

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes In Shareholders’ Equity

(Dollars in Thousands)	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Unaudited)
Six Months Ended June 30, 2003 Balance, Beginning of Period	$26,488	$186,169	$142,670	$22,128	$377,455
Net Income	—	—	30,796	—	30,796
Unrealized Gains on Securities, Net of Tax and Reclassification Adjustment	—	—	—	3,532	3,532
Total Comprehensive Income	—	—	30,796	3,532	34,328
Exercise of Stock Options, 219,883 Shares of Class A Common Stock	220	4,302	—	—	4,522
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	781	—	—	781
Ten Percent Stock Dividend	2,668	84,292	(87,004)	—	(44)
Purchase of Corpus Christi Bancshares, Inc.	37	1,115	—	—	1,152
Class A Common Stock Cash Dividends	—	—	(7,091)	—	(7,091)
Balance, End of Period	$29,413	$276,659	$79,371	$25,660	$411,103

Six Months Ended June 30, 2002 Balance, Beginning of Period	$16,236	$137,027	$109,412	$2,584	$265,259
Net Income	—	—	25,667	—	25,667
Unrealized Gains on Securities, Net of Tax and Reclassification Adjustment	—	—	—	7,563	7,563
Total Comprehensive Income	—	—	25,667	7,563	33,230
Exercise of Stock Options, 87,017 Shares of Class A Common Stock	87	2,395	—	—	2,482
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	417	—	—	417
Three-For-Two Stock Split	8,749	—	(8,769)	—	(20)
Purchase of Riverway Holdings, Inc.	1,177	39,603	—	—	40,780
Class A Common Stock Cash Dividends	—	—	(5,709)	—	(5,709)
Balance, End of Period	$26,249	$179,442	$120,601	$10,147	$336,439

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Dollars in Thousands)	2003	2002
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$30,796	$25,667
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion, Net	11,629	5,674
Provision for Loan Losses	6,120	5,705
Provision for Estimated Losses on Other Real Estate and Other Assets	9	—
Deferred Tax Expense (Benefit)	(1,750)	847
Net Realized Gains on Sale of Securities Available for Sale	(6,612)	(1,076)
(Gain) Loss on Sale of Other Assets	85	(28)
(Gain) Loss on Sale of Other Real Estate	22	(156)
(Gain) Loss on Disposal of Premises and Equipment	(10)	339
Gain on Sale of Loans Held for Sale	(1,214)	—
Net Decrease in Loans Held for Sale	5,305	11,573
Increase in Accrued Interest Receivable and Other Assets	(2,977)	(4,947)
Increase in Accounts Payable and Accrued Liabilities	4,569	786
Net Cash Provided by Operating Activities	45,972	44,384
Cash Flows from Investing Activities
Net Increase in Time Deposits	—	(104)
Proceeds from Sales of Securities Available for Sale	318,202	76,315
Proceeds from Maturing Securities Available for Sale	61,978	84,221
Purchases of Securities Available for Sale	(470,426)	(296,056)
Proceeds from Maturing Securities Held to Maturity	—	532
Loan Originations and Advances, Net	(79,457)	(99,142)
Recoveries of Charged-Off Loans	676	395
Proceeds from Sale of Premises and Equipment	24	32
Purchases of Premises and Equipment	(15,646)	(11,534)
Proceeds from Sale of Other Real Estate	500	314
Proceeds from Sale of Other Assets	605	573
Purchase of Data Processing Contracts	—	(849)
Net Cash Provided by Merger	5,883	17,349
Net Cash Used in Investing Activities	(177,661)	(227,954)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	125,734	23,498
Net Increase in Time Deposits	127,741	195,153
Net Decrease in Other Borrowed Money	(84,981)	(28,470)
Cash Dividends Paid on Class A Common Stock	(6,737)	(5,240)
Cash Dividends Paid on Fractional Shares	(44)	(20)
Proceeds from the Sale of Common Stock	4,522	2,482
Net Cash Provided by Financing Activities	166,235	187,403
Increase in Cash and Cash Equivalents	34,546	3,833
Cash and Cash Equivalents at Beginning of Period	138,539	95,702
Cash and Cash Equivalents at End of Period	$173,085	$99,535
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$33,467	$34,866
Income Taxes Paid	16,477	14,444
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	1,460	3,305
Financing Provided for Sales of Other Real Estate	1,295	1,132
Net Increase in Security Trades Not Settled	3,617	4,994
Net Increase in Dividends Payable	354	469
The Company Acquired Corpus Christi Bancshares, Inc. and its Subsidiary, First State Bank, on February 14, 2003. Assets Acquired and Liabilities Assumed are as Follows:
Fair Value of Assets Acquired Including Goodwill	31,067	—
Fair Value of Liabilities Assumed	29,915	—
Fair Value of Stock Issued	1,152	—
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

Texas Regional Bancshares, Inc. and Subsidiaries
Notes to CONDENSED Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2003 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (“Texas Regional” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

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

In April 2003, the Financial Accounting Standards Board issued Statement No. 149 (“Statement 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  Statement 149 amends Financial Accounting Standards Board Statement No. 133 (“Statement 133”), “Accounting for Derivative Instruments and Hedging Activities” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Statement 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of underlying to conform to the language in FIN 45, and amends certain other existing pronouncements.  Statement 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  However, the provisions of Statement 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of Statement 149 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet.  Prior to the issuance of Statement 150, the Company classified trust preferred securities as other borrowed money on the consolidated balance sheets and its related interest cost as interest expense on the consolidated statements of income and comprehensive income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on the Company’s consolidated financial statements.

STOCK BASED EMPLOYEE COMPENSATION

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. All outstanding options have been granted at fair market value at date of grant; therefore, the Company did not record any compensation expense in the condensed consolidated financial statements for its stock-based compensation plans. In accordance with Statement 148, the following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation” (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income, As Reported	$15,455	$13,256	$30,796	$25,667
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(439)	(653)	(949)	(848)
Pro Forma Net Income	$15,016	$12,603	$29,847	$24,819

Net Income Per Share:
Basic – As Reported	$0.53	$0.46	$1.05	$0.91
Basic – Pro Forma	0.51	0.44	1.02	0.88

Diluted – As Reported	0.52	0.45	1.04	0.90
Diluted – Pro Forma	0.51	0.43	1.01	0.87

RECLASSIFICATIONS

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 2: IMPAIRED LOANS

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $15,215,000 at June 30, 2003 for which there was a related allowance for loan losses of $3,071,000. At June 30, 2003, the Company had $660,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 2003 was $14,024,000. Interest income on impaired loans of $149,000 for cash payments received on nonaccrual loans was recognized during the six months ended June 30, 2003.

NOTE 3: COMMON STOCK

On June 10, 2003, the Board of Directors approved a cash dividend of $0.12 per share for shareholders of record on July 1, 2003 and payable on July 15, 2003.

NOTE 4: NET INCOME PER COMMON SHARE COMPUTATIONS

The table below presents a reconciliation of basic and diluted net income per share computations (EPS) (dollars in thousands, except share data). The number of shares outstanding and related net income per share amounts for 2003 and 2002 have been restated to retroactively give effect to the 10 percent stock dividend declared during March 2003 and distributed in April 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)
Net Income	$15,455	$13,256	$30,796	$25,667
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	29,392,672	28,844,942	29,295,904	28,240,596
Add Assumed Exercise of Dilutive Securities Outstanding Stock Options	167,819	222,493	174,695	188,755
Riverway Holdback shares	165,000	165,000	165,000	117,596
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculations	29,725,491	29,232,435	29,635,599	28,546,947
Basic EPS	$0.53	$0.46	$1.05	$0.91
Diluted EPS	0.52	0.45	1.04	0.90

NOTE 5: RELATED PARTY TRANSACTIONS

On May 28, 2002, the Company purchased approximately 2.6 acres of land for $1.6 million from an affiliate of a Texas Regional Board member. The property was purchased for a future branch location.

On April 4, 2003, the Company purchased approximately 15.9 acres of land for $2.8 million from a partnership. The Chairman of the Board of the Company owns a 10% interest in the partnership. The property was purchased for development of an operations facility for the Company.

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

Management’s discussion and analysis of the Company’s consolidated financial condition and results of operations at the dates and for the periods indicated follows. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the accompanying notes.

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

Texas State Bank operates thirty-four banking locations.  Twenty-eight banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Progresso, Raymondville, Rio Grande City, Roma and San Juan. In addition, Texas State Bank operates one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugar Land and two banking locations in Houston. As of June 30, 2003, Texas Regional had consolidated total assets of $4,074,954,000, loans held for investment (net of unearned discount) of $2,360,586,000, deposits of $3,414,888,000 and shareholders’ equity of $411,103,000.

During 2002, the Bank expanded the services that it provides to third party correspondent banks. The Bank’s data processing center serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for all of the Bank’s banking locations.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $173,085,000 at June 30, 2003. By comparison, the Company had $138,539,000 in cash and cash equivalents at December 31, 2002, an increase of $34,546,000 or 24.9%.

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

At June 30, 2003 and December 31, 2002, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities at June 30, 2003 and December 31, 2002 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale June 30, 2003 (Unaudited)
U.S. Treasury	$710	$12	$—	$722
U.S. Government Agency	753,649	34,017	—	787,666
Mortgage-Backed	381,042	1,991	(1,273)	381,760
States and Political Subdivisions	100,076	5,087	—	105,163
Other	26,540	146	—	26,686
Total	$1,262,017	$41,253	$(1,273)	$1,301,997
December 31, 2002
U.S. Treasury	$715	$12	$—	$727
U.S. Government Agency	781,099	27,843	(17)	808,925
Mortgage-Backed	279,859	3,479	(102)	283,236
States and Political Subdivisions	77,699	3,294	(57)	80,936
Other	21,792	49	—	21,841
Total	$1,161,164	$34,677	$(176)	$1,195,665

Securities Held to Maturity June 30, 2003 (Unaudited)
States and Political Subdivisions	$414	$32	$—	$446
Total	$414	$32	$—	$446
December 31, 2002
States and Political Subdivisions	$414	$37	$—	$451
Total	$414	$37	$—	$451

Net unrealized holding gains on securities available for sale, net of related tax effect, of $25,660,000 and $22,128,000 at June 30, 2003 and December 31, 2002, respectively, were reported in a separate component of shareholders’ equity as accumulated other comprehensive income.

Securities available for sale and securities held to maturity with carrying values of $1,200,387,000 and $414,000, respectively, at June 30, 2003 and $1,120,929,000 and $414,000, respectively, at December 31, 2002 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $52,084,000 at June 30, 2003 decreased $4,091,000 or 7.3% compared to December 31, 2002 balance of $56,175,000. The decrease in loans held for sale for the six months ended June 30, 2003 resulted primarily from the sale of $6,234,000 in loans held for sale during February 2003 outside the Company’s normal sales activity.

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

International loans are loans to borrowers that are domiciled in a country other than the United States of America. The Company’s total international loans at June 30, 2003 of $47,989,000 represented 2.0% of total loans held for investment. See “Nonperforming Assets” for additional information on international loans.

Total loans held for investment of $2,360,586,000 at June 30, 2003 increased $93,056,000 or 4.1% compared to December 31, 2002 levels of $2,267,530,000. The increase in loans held for investment for the six months ended June 30, 2003 reflects growth in all loan categories except Agricultural Mortgage, 1-4 Family Mortgage and Consumer, in addition to loans acquired with the Corpus Christi acquisition.

The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Commercial	$685,263	$668,359
Commercial Tax-Exempt	44,496	29,474
Total Commercial	729,759	697,833
Agricultural	65,295	63,522
Real Estate
Construction	256,238	238,686
Commercial Mortgage	936,644	848,404
Agricultural Mortgage	55,533	57,995
1-4 Family Mortgage	187,331	221,962
Total Real Estate	1,435,746	1,367,047
Consumer	129,786	139,128
Total Loans Held for Investment	$2,360,586	$2,267,530

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

Nonperforming assets of $22,659,000 at June 30, 2003 decreased $2,751,000 or 10.8% compared to December 31, 2002 levels of $25,410,000. Nonaccrual loans of $15,215,000 at June 30, 2003 increased $415,000 or 2.8% compared to $14,800,000 at December 31, 2002. The increase resulted primarily from the addition of three loan relationships totaling $3,857,000. The increase was partially offset by charge offs totaling $3,159,000 relating to two loan relationships. Foreclosed and other assets decreased by $3,166,000 or 29.8% to $7,444,000 at June 30, 2003 compared to $10,610,000 at December 31, 2002. The decrease in foreclosed assets during 2003 was primarily attributable to the sales recognition of two properties totaling $2,378,000 whose sales were not previously recognized for financial reporting purposes. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more and still accruing at June 30, 2003 and December 31, 2002 totaled $2,939,000 and $4,411,000, respectively. The decrease in accruing loans past due 90 days or more at June 30, 2003 as compared to the year ended December 31, 2002 resulted primarily from a loan totaling $1,311,000 that was transferred to nonaccrual status as of June 30, 2003. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other assets at June 30, 2003 decreased to 1.08% from 1.31% at December 31, 2002.

An analysis of the components of nonperforming assets follows (dollars in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Nonaccrual Loans	$15,215	$14,800
Nonperforming Loans	15,215	14,800
Foreclosed and Other Assets	7,444	10,610
Total Nonperforming Assets	22,659	25,410
Accruing Loans 90 Days or More Past Due	2,939	4,411
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$25,598	$29,821
Nonperforming Loans as a % of Total Loans Held for Investment	0.64%	0.65%
Nonperforming Assets as a % of Total Loans Held for Investment and Foreclosed and Other Assets	0.96	1.12
Nonperforming Assets as a % of Total Assets	0.56	0.66
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a % of Total Loans Held for Investment and Foreclosed and Other Assets	1.08	1.31

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at June 30, 2003, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

The allowance for loan losses at June 30, 2003 totaled $29,366,000, representing a net increase of $1,250,000 or 4.4% compared to $28,116,000 at December 31, 2002. The increase in the allowance for loan losses is comparable to the growth in the loans held for investment portfolio of 4.1%. Management believes that the allowance for loan losses at June 30, 2003 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)
Balance at Beginning of Period	$29,153	$26,024	$28,116	$21,050
Balance from Acquisition	—	—	228	4,333
Provision for Loan Losses	2,429	3,023	6,120	5,705
Charge-Offs
Commercial	899	2,332	3,631	4,097
Agricultural	1,000	—	1,000	13
Real Estate	92	60	112	62
Consumer	535	347	1,031	817
Total Charge-Offs	2,526	2,739	5,774	4,989
Recoveries
Commercial	170	52	254	98
Agricultural	—	—	—	3
Real Estate	4	2	43	20
Consumer	136	132	379	274
Total Recoveries	310	186	676	395
Net Charge-Offs	2,216	2,553	5,098	4,594
Balance at End of Period	$29,366	$26,494	$29,366	$26,494
Ratio of Allowance for Loan Losses to Loans Held for Investment Outstanding, Net of Unearned Discount	1.24%	1.23%	1.24%	1.23%
Ratio of Allowance for Loan Losses to Nonperforming Loans	193.01	200.55	193.01	200.55
Ratio of Net Charge-Offs to Average Total Loans Held for Investment Outstanding, Net of Unearned Discount	0.38	0.48	0.44	0.46

PREMISES AND EQUIPMENT, NET

Premises and equipment of $101,410,000 at June 30, 2003 increased by $11,910,000 or 13.3% compared to December 31, 2002 levels of $89,500,000. The increase resulted primarily from $2,560,000 of real estate purchased in Weslaco and Eagle Pass, Texas for future banking locations, as well as $2,805,000 in real estate purchased for the development of an operations facility for the Company. In addition, there was a $4,215,000 increase in construction in progress primarily associated with four new banking locations.

GOODWILL AND IDENTIFIABLE INTANGIBLES

Goodwill of $29,856,000 at June 30, 2003 increased $1,355,000 or 4.8% compared to $28,501,000 at December 31, 2002. The increase is attributable to $1,355,000 in goodwill added with the Corpus Christi acquisition. Identifiable intangibles of $17,121,000 at June 30, 2003 decreased $1,333,000 or 7.2% compared to $18,454,000 at December 31, 2002. Identifiable intangibles decreased primarily due to amortization of $1,683,000 for the six months ended June 30, 2003. The decrease was partially offset by the addition of a $551,000 core deposit intangible relating to the Corpus Christi acquisition.

DEPOSITS

Total deposits of $3,414,888,000 at June 30, 2003 increased $282,697,000 or 9.0% compared to December 31, 2002 levels of $3,132,191,000. The increase in total deposits is primarily attributable to growth in the volume of business conducted by the Company as well as the Corpus Christi acquisition.

The following table presents the composition of total deposits (dollars in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Demand Deposits
Commercial and Individual	$522,704	$441,775
Public Funds	4,128	4,203
Total Demand Deposits	526,832	445,978
Interest-Bearing Deposits
Savings
Commercial and Individual	148,541	139,157
Public Funds	566	374
Money Market Checking and Savings
Commercial and Individual	559,281	514,907
Public Funds	333,917	323,735
Time Deposits
Commercial and Individual	1,274,527	1,217,787
Public Funds	571,224	490,253
Total Interest-Bearing Deposits	2,888,056	2,686,213
Total Deposits	$3,414,888	$3,132,191

OTHER BORROWED MONEY

Other borrowed money of $208,987,000 at June 30, 2003 decreased $84,531,000 or 28.8% compared to December 31, 2002 levels of $293,518,000. The decrease in other borrowed money is primarily attributable to a $95,000,000 reduction in borrowings with the Federal Home Loan Bank. In addition, $4,400,000 in subordinated debentures were paid off on March 28, 2003. The components of other borrowed money are as follows (dollars in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$103,987	$89,118
Federal Home Loan Bank Advances	90,000	185,000
Trust Preferred Securities	15,000	15,000
Subordinated Debentures	—	4,400
Total Other Borrowed Money	$208,987	$293,518

At June 30, 2003, the Company had lines of credit totaling $40,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $345,460,000 from the Federal Home Loan Bank, of which $90,000,000 was advanced at June 30, 2003.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $33,648,000 or 8.9% during the six months ended June 30, 2003 primarily due to comprehensive income of $34,328,000 less cash dividends of $7,091,000. Comprehensive income for the period included net income of $30,796,000 and unrealized gain on securities available for sale, net of tax, of $3,532,000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines.

The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of June 30, 2003 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$381,728	13.67%	$223,318	8.00%	$279,147	10.00%
Tier I Capital (to Risk-Weighted Assets)	352,362	12.62	111,659	4.00	167,488	6.00
Tier I Capital (to Average Assets)	352,362	8.94	157,580	4.00	196,975	5.00

As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$350,334	13.77%	$203,474	8.00%	$254,342	10.00%
Tier I Capital (to Risk-Weighted Assets)	322,218	12.67	101,737	4.00	152,605	6.00
Tier I Capital (to Average Assets)	322,218	8.89	145,004	4.00	181,255	5.00

Texas State Bank
As of June 30, 2003 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$358,502	12.87%	$222,895	8.00%	$278,619	10.00%
Tier I Capital (to Risk-Weighted Assets)	329,136	11.81	111,448	4.00	167,172	6.00
Tier I Capital (to Average Assets)	329,136	8.36	157,565	4.00	196,956	5.00

As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$328,630	12.93%	$203,267	8.00%	$254,084	10.00%
Tier I Capital (to Risk-Weighted Assets)	300,514	11.83	101,634	4.00	152,451	6.00
Tier I Capital (to Average Assets)	300,514	8.29	144,938	4.00	181,173	5.00

At June 30, 2003, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $15,455,000 and $13,256,000 and earnings per diluted common share were $0.52 and $0.45 for the three months ended June 30, 2003 and 2002, respectively. Net income increased primarily due to a $4,240,000 increase in net realized gains on sales of securities available for sale. Return on assets averaged 1.54% and 1.55% while return on shareholders’ equity averaged 15.41% and 16.43% for the three months ended June 30, 2003 and 2002, respectively.

For the six months ended June 30, 2003, net income was $30,796,000 compared to $25,667,000 for the same period in 2002, representing an increase of $5,129,000 or 20.0%. Earnings per diluted common share were $1.04 and $0.90 for the six months ended June 30, 2003 and 2002, respectively. Return on assets averaged 1.57% and return on shareholders’ equity averaged 15.71% for the six months ended June 30, 2003 compared to 1.62% and 16.62%, respectively, for the same period in 2002.

INTEREST INCOME

Total interest income for the three months ended June 30, 2003 was $52,017,000, representing an increase of $171,000 or 0.3% from the three months ended June 30, 2002. For the six months ended June 30, 2003, interest income was $104,004,000, reflecting a $6,412,000 or 6.6% increase from the same period in 2002. This increase in interest income is due to a $556,911,000 or 17.6% increase in average interest-earning assets to $3,719,942,000 for the three months ended June 30, 2003 from the same period in 2002. Average interest-earning assets increased by $730,157,000 or 25.0% to $3,655,386,000 for the six months ended June 30, 2003 compared to the same period in 2002. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the San Juan and Corpus Christi acquisitions. Although average interest-earning assets increased substantially, the growth in interest income was hampered by interest rate reductions driven by the Federal Reserve monetary policy.

Interest income on loans held for investment increased $1,256,000 or 3.2% to $40,343,000 for the three months ended June 30, 2003 compared to the same period in 2002. A $222,342,000 or 10.5% increase in average loans held for investment over the same period in 2002 propelled the increase. This was partially offset by a 49 basis point decrease in the yield on loans held for investment as a result of declining interest rates. The increase in average loans held for investment outstanding is primarily due to the San Juan and Corpus Christi acquisitions. Interest income on securities decreased to $10,815,000, reflecting a $1,273,000 or 10.5% decrease from the prior comparable period. This decrease was attributable to a 150 basis point decrease in the yield on securities during second quarter 2003 compared to the same period in 2002, which was partially offset by a $285,077,000 or 28.8% increase in average securities compared to the three months ended June 30, 2002.

For the six months ended June 30, 2003, interest income on loans held for investment increased $5,306,000 or 7.1% to $80,148,000, up from $74,842,000 for the same period in 2002. Although average loans held for investment increased by $326,237,000 or 16.3% to $2,326,372,000 for the six months ended June 30, 2003 compared to the same period in 2002, the increase in interest income was hindered by a 60 basis point decrease in the yield on loans held for investment over the comparable prior year period. Interest income on securities increased to $22,300,000, an increase of $489,000 or 2.2% from the comparable prior period. The increase was principally related to a 40.0% increase in average securities to $1,242,637,000 for the six months ended June 30, 2003 from the same period last year. This was partially offset by a 133 basis point decrease in the yield on securities.

INTEREST EXPENSE

Interest expense decreased to $16,051,000 for the three months ended June 30, 2003 compared to $18,846,000 for the same period in 2002, representing a decrease of $2,795,000 or 14.8%. The decrease was primarily due to a 71 basis point decrease in the cost of funds during second quarter 2003 compared to the same period in 2002 resulting from declining market rates. The decrease was partially offset by an increase in average interest-bearing liabilities of $387,292,000 or 14.4% to $3,085,629,000 compared to 2,698,337,000 for second quarter 2002. Interest expense on deposits decreased by $2,528,000 or 15.0% to $14,354,000 for second quarter 2003 compared to the comparable period in 2002. The decrease reflects the effects of interest rate reductions made by the Company since June 30, 2002, as well as the offsetting effect of an increase in average interest-bearing deposits by $393,786,000 or 15.8% to $2,878,723,000 for second quarter 2003 compared with second quarter 2002. The increase in average interest-bearing deposits was primarily attributable to the San Juan and Corpus Christi acquisitions during fourth quarter 2002 and first quarter 2003, respectively. Interest expense on other borrowed money decreased $267,000 or 13.6% to $1,697,000 for the three months ended June 30, 2003 compared to the same period in 2002. The decrease was primarily attributable to a $6,494,000 or 3.0% decrease in average other borrowed money to $206,906,000 during the three months ended June 30, 2003 compared to $213,400,000 during the three months ended June 30, 2002.

For the six months ended June 30, 2003, interest expense was $32,703,000 compared to $35,342,000 for the same period in 2002. The decrease was primarily due to a 71 basis point decrease in the cost of funds during the six months ended June 30, 2003 from the comparable period in 2002 resulting from declining rates. This was partially offset by an increase in average interest-bearing liabilities of $567,375,000 or 22.9% to $3,046,768,000 compared to $2,479,393,000 for the six months ended June 30, 2002. Interest expense on deposits totaled $29,015,000 for the six months ended June 30, 2003 reflecting a decrease of $3,247,000 or 10.1% compared to the same prior year period. Although average interest-bearing deposits increased by $506,442,000 or 21.9% during the six months ended June 30, 2003, a decrease of 74 basis points in the rate paid on deposits propelled the decrease. Interest expense on other borrowed money increased to $3,688,000 of the six months ended June 30, 2003 compared to $3,080,000 for the same prior year period. The increase is primarily attributable to a $60,933,000 or 37.3% increase in average other borrowed money to $224,164,000 during the six months ended June 30, 2003 compared to $163,231,000 during the six months ended June 30, 2002.

NET INTEREST INCOME

Net interest income was $35,966,000 for the three months ended June 30, 2003, compared with $33,000,000 for the same period in 2002, an increase of $2,966,000 or 9.0%. For the six months ended June 30, 2003, net interest income increased $9,051,000 or 14.5% to $71,301,000 from $62,250,000 for the same period in 2002. See “Interest

Income” and “Interest Expense” for a discussion on the increase in net interest income during the three and six months ended June 30, 2003.

The net interest margin was 3.88% for the three months ended June 30, 2003, compared with 4.18% for the same period in 2002. The net interest margin was 3.93% for the six months ended June 30, 2003, down from 4.29% for the same period in 2002.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change”. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change”. The following tables present for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability (dollars in thousands).:

	Three Months Ended
	June 30, 2003			June 30, 2002
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$43,798	$685	6.27%	$41,011	$628	6.14%
Loans Held for Investment
Commercial	783,495	11,964	6.12	682,182	10,629	6.25
Real Estate	1,431,537	25,503	7.15	1,291,721	24,972	7.75
Consumer	132,030	2,876	8.74	150,817	3,486	9.27
Total Loans Held for Investment	2,347,062	40,343	6.89	2,124,720	39,087	7.38
Securities
Taxable	1,185,676	9,969	3.37	928,871	11,427	4.93
Tax-Exempt	88,962	846	3.81	60,690	661	4.37
Total Securities	1,274,638	10,815	3.40	989,561	12,088	4.90
Interest-Bearing and Time Deposits	30,496	107	1.41	931	13	5.60
Federal Funds Sold	23,948	67	1.12	6,808	30	1.77
Total Interest-Earning Assets	3,719,942	$52,017	5.61%	3,163,031	$51,846	6.57%
Cash and Due from Banks	119,806			103,562
Premises and Equipment, Net	98,064			86,421
Other Assets	114,959			111,916
Allowance for Loan Losses	(30,634)			(27,251)
Total Assets	$4,022,137			$3,437,679
Liabilities
Interest-Bearing Liabilities
Savings	$149,570	$204	0.55%	$130,204	$399	1.23%
Money Market Checking and Savings	885,754	2,285	1.03	753,043	2,930	1.56
Time Deposits	1,843,399	11,865	2.58	1,601,690	13,553	3.39
Total Savings and Time Deposits	2,878,723	14,354	2.00	2,484,937	16,882	2.72
Other Borrowed Money	206,906	1,697	3.29	213,400	1,964	3.69
Total Interest-Bearing Liabilities	3,085,629	$16,051	2.09%	2,698,337	$18,846	2.80%
Demand Deposits	501,173			397,783
Other Liabilities	32,959			17,885
Total Liabilities	3,619,761			3,114,005
Shareholders’ Equity	402,376			323,674
Total Liabilities and Shareholders’ Equity	$4,022,137			$3,437,679
Net Interest Income		$35,966			$33,000
Net Yield on Total Interest-Earning Assets			3.88%			4.18%

(1) Annualized.

	Six Months Ended
	June 30, 2003			June 30, 2002
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$44,346	$1,293	5.88%	$29,965	$856	5.76%
Loans Held for Investment
Commercial	777,541	23,666	6.14	660,340	21,267	6.49
Real Estate	1,414,117	50,598	7.22	1,199,469	46,871	7.88
Consumer	134,714	5,884	8.81	140,326	6,704	9.63
Total Loans Held for Investment	2,326,372	80,148	6.95	2,000,135	74,842	7.55
Securities
Taxable	1,156,749	20,630	3.60	827,041	20,485	4.99
Tax-Exempt	85,888	1,670	3.92	60,627	1,326	4.41
Total Securities	1,242,637	22,300	3.62	887,668	21,811	4.95
Interest-Bearing and Time Deposits	20,351	138	1.37	942	27	5.78
Federal Funds Sold	21,680	125	1.16	6,519	56	1.73
Total Interest-Earning Assets	3,655,386	$104,004	5.74%	2,925,229	$97,592	6.73%
Cash and Due from Banks	117,728			105,001
Premises and Equipment, Net	94,580			82,206
Other Assets	117,465			100,890
Allowance for Loan Losses	(30,179)			(25,637)
Total Assets	$3,954,980			$3,187,689
Liabilities
Interest-Bearing Liabilities
Savings	$146,184	$431	0.59%	$127,136	$815	1.29%
Money Market Checking and Savings	879,745	4,774	1.09	705,898	5,461	1.56
Time Deposits	1,796,675	23,810	2.67	1,483,128	25,986	3.53
Total Savings and Time Deposits	2,822,604	29,015	2.07	2,316,162	32,262	2.81
Other Borrowed Money	224,164	3,688	3.32	163,231	3,080	3.81
Total Interest-Bearing Liabilities	3,046,768	$32,703	2.16%	2,479,393	$35,342	2.87%
Demand Deposits	479,427			377,176
Other Liabilities	33,448			19,660
Total Liabilities	3,559,643			2,876,229
Shareholders’ Equity	395,337			311,460
Total Liabilities and Shareholders’ Equity	$3,954,980			$3,187,689
Net Interest Income		$71,301			$62,250
Net Yield on Total Interest-Earning Assets			3.93%			4.29%

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

	Three Months Ended June 30, 2003 Compared to 2002				Six Months Ended June 30, 2003 Compared to 2002
	Net Change	Due to Change in		Rate/ Volume	Net Change	Due to Change in		Rate/ Volume
		Volume	Rate			Volume	Rate
	(Unaudited)
Interest Income
Loans Held for Sale	$57	$43	$13	$1	$437	$411	$18	$8
Loans Held for Investment	1,256	4,090	(2,566)	(268)	5,306	12,207	(5,933)	(968)
Securities
Taxable	(1,458)	3,159	(3,617)	(1,000)	145	8,166	(5,735)	(2,286)
Tax-Exempt	185	308	(84)	(39)	344	552	(147)	(61)
Interest-Bearing and Time Deposits	94	413	(10)	(309)	111	557	(21)	(425)
Federal Funds Sold	37	71	(10)	(24)	69	130	(18)	(43)
Total Interest Income	171	8,084	(6,274)	(1,639)	6,412	22,023	(11,836)	(3,775)
Interest Expense
Deposits	(2,528)	2,676	(4,492)	(712)	(3,247)	7,054	(8,453)	(1,848)
Other Borrowed Money	(267)	(60)	(214)	7	608	1,149	(394)	(147)
Total Interest Expense	(2,795)	2,616	(4,706)	(705)	(2,639)	8,203	(8,847)	(1,995)
Net Interest Income Before
Allocation of Rate/Volume	2,966	5,468	(1,568)	(934)	9,051	13,820	(2,989)	(1,780)
Allocation of Rate/Volume	—	(671)	(263)	934	—	(1,496)	(284)	1,780
Changes in Net Interest Income	$2,966	$4,797	$(1,831)	$—	$9,051	$12,324	$(3,273)	$—

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $2,429,000 for the three months ended June 30, 2003, compared to $3,023,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, the Company recorded a provision for loan losses of $6,120,000 compared to $5,705,000 for the same period in 2002. The increase in the provision for loan losses for the for the six months ended June 30, 2003 compared to the same period in 2002 was a result of loan growth, management’s assessment of current regional economic conditions and probable losses in the portfolio. Net charge-offs totaled $2,216,000 and $5,098,000 for the three and six months ended June 30, 2003, respectively, compared to $2,553,000 and $4,594,000 for the same comparable periods. Net charge-offs to average loans held for investment decreased to 0.44% for the six months ended June 30, 2003 compared to 0.46% for the same period in 2002.

Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate. Management bases its decision on many factors which include historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, specific provisions for individual nonperforming loans, regulatory policies, generally accepted accounting principles, and general economic conditions, particularly as they relate to the Company’s lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the “Allowance for Loan Losses – Critical Accounting Policy” section of this report.

NONINTEREST INCOME

The Company’s primary sources of noninterest income are service charges on deposit accounts, other banking service related fees, and data processing service fees. Noninterest income totaled $13,759,000 for the three months ended June 30, 2003 compared to $9,547,000 for the same period in 2002. Excluding net realized gains on sales of securities available for sale, noninterest income for second quarter 2003 was comparable to second quarter 2002, decreasing by $28,000 or 0.3%. For the six months ended June 30, 2003, noninterest income totaled $26,051,000, up from $18,861,000 for the same period in 2002. Noninterest income for the six months ended June 30, 2003, excluding net realized gains on securities available for sale, increased $1,654,000 or 9.3% over the same period in 2002. The majority of the increase is attributable to an increase in total service charges and other operating income.

Total service charges of $7,316,000 for the three months ended June 30, 2003 increased $1,131,000 or 18.3% compared to $6,185,000 for the same period in 2002. Total service charges were $14,546,000 for the six months ended June 30, 2003 compared to $12,139,000 for the same period in 2002. The increase in total service charges was primarily attributable to a $679,000 or 18.0% and a $1,563,000 or 22.0% increase in non-sufficient and return item charges for the three and six months ended June 30, 2003, respectively, generated from deposit growth.

Trust service fees of $744,000 for the three months ended June 30, 2003 increased $95,000 or 14.6% compared to $649,000 for comparable prior year period. Trust service fees were $1,419,000 for the six months ended June 30, 2003 compared to $1,297,000 for the same period in 2002, increasing by $122,000 or 9.4%. The fair market value of assets managed at June 30, 2003 was $461,068,000 compared to $491,087,000 at December 31, 2002 and $481,722,000 a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Net realized gains on sales of securities available for sale for the three months ended June 30, 2003 totaled $4,858,000 compared to $618,000 for the same period in 2002. For the six months ended June 30, 2003, net realized gains on sales of securities available for sale totaled $6,612,000 compared to $1,076,000 for the comparable period in 2002. During 2003, Texas Regional sold various securities that had unrealized gains and were likely to be called during 2003 and 2004. Net unrealized holding gains on securities available for sale, net of tax, totaled $25,660,000 at June 30, 2003. See “Shareholders’ Equity”.

Data processing service fees of $1,741,000 for the three months ended June 30, 2003 increased $115,000 or 7.1% compared to $1,626,000 for the same period last year. During the six months ended June 30, 2003, data processing service fees increased $354,000 or 11.4% to $3,462,000 compared to $3,108,000 during the same period in 2002. There were 25 data processing clients at both June 30, 2003 and 2002.

Loan servicing income (loss), net of the amortization of the mortgage servicing rights (“MSR”) asset decreased $1,977,000 to a $1,533,000 loss for second quarter 2003 compared to second quarter 2002. The decrease resulted from the $1,788,000 increase in amortization of the MSR asset during second quarter 2003 to $2,150,000 compared to second quarter 2002 due to the rapid decline in mortgage rates during the last twelve months. During the six months ended June 30, 2003, loan servicing income (loss), net decreased $2,503,000 to a $1,926,000 loss compared to the same period in 2002. MSR amortization increased $2,723,000 to $3,200,000 for the six months ended June 30, 2003 compared to the comparable prior year period.

Other noninterest income of $633,000 for the three months ended June 30, 2003 increased $608,000 compared to $25,000 for the comparable 2002 period. During the six months ended June 30, 2003, other noninterest income increased $1,274,000 or 191.9% to $1,938,000 compared to $664,000 during the same period in 2002. The increase resulted primarily from a $381,000 and $1,214,000 gain on sale of loans recorded three and six months ended June 30, 2003, respectively. No gains on sale of loans were recognized during the six months ended June 30, 2002.

NONINTEREST EXPENSE

Noninterest expense of $23,617,000 for the three months ended June 30, 2003 increased $3,884,000 or 19.7% compared to $19,733,000 for the same period in 2002. For the six months ended June 30, 2003, noninterest expense totaled $44,836,000 compared to $36,726,000 for the same period in 2002, representing an increase of $8,110,000 or 22.1%. The efficiency ratio was 47.50% for the three months ended June 30, 2003 compared to 46.38% for the same period in 2002. For the six months ended June 30, 2003, the efficiency ratio was 46.06%, up from 45.28% for 2002. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, of $12,371,000 for the three months ended June 30, 2003 increased $2,578,000 or 26.3% compared to the same period last year of $9,793,000. Salaries and employee benefits for the six months ended June 30, 2003 totaled $23,220,000, reflecting an increase of $4,757,000 or 25.8% from the comparable prior year period. The increase reflects increases in base salaries and higher levels of staff, including staff acquired as a result of recent acquisitions and branch openings. In addition, in May 2002 the Company began paying 100% of non-officer employee’s medical insurance, up from 50% paid in prior periods. This contributed to medical insurance premiums increasing by $576,000 or 55.9% and $1,433,000 or 85.1% during the three and six months ended June 30, 2003, respectively, compared to the same prior year periods. The number of full-time equivalent employees of 1,264 at June 30, 2003 represents an increase of 14.3% from 1,106 at June 30, 2002. Salaries and employee benefits averaged 1.23% of average assets for the three months ended June 30, 2003 compared to 1.14% for the three months ended June 30, 2002. For the six months ended June 30, 2003, salaries and employee benefits averaged 1.18% of average assets compared to 1.17% for the six months ended June 30, 2002.

Net occupancy expense totaled $1,697,000 for the three months ended June 30, 2003 compared to $1,488,000 reported for second quarter 2002, increasing by $209,000 or 14.0%. For the six months ended June 30, 2003, net occupancy expense increased $578,000 or 21.6% to $3,254,000 compared to the same period a year ago. The increase was primarily attributable to occupancy expenses resulting from recent acquisitions and new branch openings.

Equipment expense of $2,699,000 for the three months ended June 30, 2003 increased $507,000 or 23.1% from $2,192,000 reported for the same period in 2002. For the six months ended June 30, 2003, equipment expense totaled $5,052,000, reflecting an increase of $1,088,000 or 27.4% compared to the same period in 2002. The increase is primarily the result of equipment expenses incurred in the acquired and new banking locations.

Other real estate expense, net includes income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value less estimated selling costs of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate expense, net of $67,000 for the three months ended June 30, 2003 decreased $14,000 or 17.3% from $81,000 for the three months ended June 30, 2002. During the six months ended June 30, 2003, other real estate expense, net totaled $311,000, resulting in an increase of $149,000 or 92.0% compared to $162,000 for the same period in 2002. The increases resulted from a $178,000 decrease in the gain on sale of other real estate during the six months ended June 30, 2003 compared to the same period in 2002. Management is actively seeking buyers for all other real estate.

Amortization of identifiable intangibles of $833,000 for the three months ended June 30, 2003 decreased $63,000 or 7.0% compared to $896,000 for the same period in 2002. For the six months ended June 30, 2003, amortization of identifiable intangibles increased $118,000 or 7.5% to $1,683,000 compared to the same prior year period. The increase was attributable to the amortization on $9,606,000 of core deposit intangibles added with the Riverway, San Juan and Corpus Christi acquisitions during first quarter 2002, fourth quarter 2002 and first quarter 2003, respectively.

A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)
Salaries and Wages	$8,945	$7,447	$16,850	$14,071
Employee Benefits	3,426	2,346	6,370	4,392
Total Salaries and Employee Benefits	12,371	9,793	23,220	18,463
Net Occupancy Expense	1,697	1,488	3,254	2,676
Equipment Expense	2,699	2,192	5,052	3,964
Other Real Estate Expense, Net
Income	(217)	(184)	(270)	(322)
(Gain) Loss on Sale	51	(40)	22	(156)
Expenses	313	305	554	640
Write-Downs	(80)	—	5	—
Total Other Real Estate Expense, Net	67	81	311	162
Amortization of Identifiable Intangibles	833	896	1,683	1,565
Other Noninterest Expense
Advertising and Public Relations	916	650	1,748	1,342
Data Processing and Check Clearing	902	682	1,763	1,349
Director Fees	121	115	242	228
Franchise Tax	102	21	148	107
Insurance	166	177	252	256
FDIC Insurance	130	159	256	283
Legal	370	493	597	755
Professional Fees	1,009	749	1,699	1,468
Postage, Delivery and Freight	410	363	849	708
Printing, Stationery and Supplies	577	620	1,227	1,112
Telephone	246	231	450	425
Other Losses	151	206	427	432
Miscellaneous Expense	850	817	1,658	1,431
Total Other Noninterest Expense	5,950	5,283	11,316	9,896
Total Noninterest Expense	$23,617	$19,733	$44,836	$36,726

INCOME TAX EXPENSE

The Company recorded income tax expense of $8,224,000 for the three months ended June 30, 2003 compared to $6,535,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, income tax expense totaled $15,600,000, representing an increase of $2,587,000 or 19.9% compared to the same prior year period. The increase in income tax is primarily due to an increased level of pretax income for the three and six months ended June 30, 2003 compared to the same periods in 2002. The Company’s effective tax rate was 33.6% for the six months ended June 30, 2003 and the six months ended June 30, 2002.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2003, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.67%, a Tier I risk-based capital ratio of 12.62%, and a leverage ratio of 8.94%.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At June 30, 2003, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, remained unchanged at 38.3% compared to December 31, 2002.

Liability liquidity is provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. At June 30, 2003, the Company had lines of credit totaling $40,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $345,460,000 from the Federal Home Loan Bank, of which $90,000,000 was advanced at June 30, 2003. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

At June 30, 2003, the Company had outstanding commitments to extend credit of approximately $489,613,000, commercial letters of credit of $613,000, standby letters of credit of $81,272,000, and credit card guarantees of $1,347,000. In addition, the Company had construction and real estate purchase commitments of $6,705,000.

During the six months ended June 30, 2003, funds for $470,426,000 of securities purchases, $84,981,000 in net decrease in other borrowed money and $79,457,000 of net loan growth came from various sources, including $380,180,000 of proceeds from security sales and maturities, a net increase in deposits of $253,475,000 and $45,972,000 from operating activities.

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

The following table summarizes the simulated change in net interest income over a 12-month period as of June 30, 2003 and December 31, 2002 (dollars in thousands):

Changes in Interest Rates (Basis Points)	Estimated Net Interest Income	Increase (Decrease) in Net Interest Income
		Amount	Percent
June 30, 2003 (Unaudited)
+100	$154,073	$5,043	3.4%
—	149,030	—	—
-100	143,793	(5,237)	(3.5)
December 31, 2002
+100	154,527	1,856	1.2
—	152,671	—	—
-100	150,664	(2,007)	(1.3)

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on April 21, 2003. The election of director nominees and the ratification of the appointment of KPMG LLP as the Company’s independent auditors for the year 2003 were submitted to a vote of the Corporation’s shareholders.

Election of all nine director nominees was approved.

Nominee	Total Votes For	Total Votes Withheld
Morris Atlas	18,356,136	4,760,899
Frank N. Boggus	18,719,074	4,397,961
Robert G. Farris	22,978,806	138,230
C. Kenneth Landrum, M.D.	22,895,492	221,543
David L. Lane	22,616,003	501,032
Jack H. Mayfield, Jr.	22,978,811	138,224
Glen E. Roney	22,624,103	492,932
Julie G. Uhlhorn	22,891,060	225,975
Mario Max Yzaguirre	22,863,229	253,807

The appointment of KPMG LLP as the Company’s independent auditors for the year 2003 was ratified.

Total Votes For	Total Votes Withheld	Total Votes Against
22,719,092	377,574	20,370

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)          Exhibits — The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit 31.1 – Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification required by Rule 13a-14(b) and 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports of Form 8-K

On June 10, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing that its Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable on July 15, 2003 to common shareholders of record on July 1, 2003.

On July 15, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing second quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

August 12, 2003	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President & Chief Executive Officer

August 12, 2003	/s/ R. T. Pigott, Jr.
R. T. Pigott, Jr.
Executive Vice President & Chief Financial Officer