Form 10-Q
period 2003-09-30
TEXAS REGIONAL BANCSHARES INC
filed 2003-11-14
CIK 787648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

There were 29,624,100 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of November 10, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share Data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and Due From Banks	$131,102	$124,125
Interest-Bearing Deposits at Other Banks	55,531	614
Federal Funds Sold	79,000	13,800
Total Cash and Cash Equivalents	265,633	138,539
Time Deposits	200	299
Securities Available for Sale, at Fair Value	1,288,743	1,195,665
Securities Held to Maturity, at Amortized Cost (Fair Value of $441 in 2003 and $451 in 2002)	414	414
Loans Held for Sale	25,326	56,175
Loans Held for Investment, Net of Unearned Discount of $380 in 2003 and $1,109 in 2002	2,417,245	2,267,530
Less: Allowance for Loan Losses	(29,924)	(28,116)
Net Loans Held for Investment	2,387,321	2,239,414
Premises and Equipment, Net	106,639	89,500
Accrued Interest Receivable	26,723	27,781
Other Real Estate	8,763	9,159
Goodwill, Net	29,856	28,501
Identifiable Intangibles, Net	16,095	18,454
Other Assets	29,912	31,286
Total Assets	$4,185,625	$3,835,187
Liabilities
Deposits
Demand	$534,887	$445,978
Savings	145,955	139,531
Money Market Checking and Savings	914,440	838,642
Time Deposits	1,803,208	1,708,040
Total Deposits	3,398,490	3,132,191
Other Borrowed Money	353,650	293,518
Accounts Payable and Accrued Liabilities	23,744	32,023
Total Liabilities	3,775,884	3,457,732
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 29,449,088 Shares in 2003 and 26,488,153 Shares in 2002	29,449	26,488
Paid-In Capital	277,549	186,169
Retained Earnings	91,386	142,670
Accumulated Other Comprehensive Income, Net of Tax	11,357	22,128
Total Shareholders’ Equity	409,741	377,455
Total Liabilities and Shareholders’ Equity	$4,185,625	$3,835,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2003	2002	2003	2002
	(Unaudited)
Interest Income
Loans Held for Sale	$703	$609	$1,996	$1,465
Loans Held for Investment, Including Fees	40,354	39,714	120,502	114,556
Securities
Taxable	9,268	10,754	29,898	31,239
Tax-Exempt	869	767	2,539	2,093
Interest-Bearing and Time Deposits	18	13	156	40
Federal Funds Sold	24	36	149	92
Total Interest Income	51,236	51,893	155,240	149,485
Interest Expense
Deposits	12,393	16,673	41,408	48,935
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	798	1,072	2,719	2,932
Federal Home Loan Bank Advances	583	593	1,601	1,182
Trust Preferred Securities	319	326	958	800
Subordinated Debentures	—	110	110	267
Total Interest Expense	14,093	18,774	46,796	54,116
Net Interest Income Before Provision for Loan Losses	37,143	33,119	108,444	95,369
Provision for Loan Losses	3,851	2,950	9,971	8,655
Net Interest Income After Provision for Loan Losses	33,292	30,169	98,473	86,714
Noninterest Income
Service Charges on Deposit Accounts	6,756	5,261	17,985	14,713
Other Service Charges	1,500	1,243	4,817	3,930
Trust Service Fees	710	743	2,129	2,040
Net Realized Gains on Sales of Securities Available for Sale	3,041	1,885	9,653	2,961
Data Processing Service Fees	1,950	1,676	5,412	4,784
Loan Servicing Income (Loss), Net	(1,276)	84	(3,202)	661
Other Noninterest Income	560	435	2,498	1,099
Total Noninterest Income	13,241	11,327	39,292	30,188
Noninterest Expense
Salaries and Employee Benefits	11,954	9,412	35,174	27,875
Net Occupancy Expense	1,967	1,481	5,221	4,157
Equipment Expense	2,790	2,362	7,842	6,326
Other Real Estate Expense, Net	124	152	435	314
Amortization of Identifiable Intangibles	849	961	2,532	2,526
Other Noninterest Expense	5,583	5,134	16,899	15,030
Total Noninterest Expense	23,267	19,502	68,103	56,228
Income Before Income Tax Expense	23,266	21,994	69,662	60,674
Income Tax Expense	7,697	7,732	23,297	20,745
Net Income	15,569	14,262	46,365	39,929
Other Comprehensive Income (Loss), Net of Tax Unrealized Gain (Loss) on Securities Available for Sale
Unrealized Holding Gain (Loss) Arising During Period	(12,326)	11,656	(4,497)	19,919
Less: Reclassification Adjustment for Gains Included in Net Income	1,977	1,225	6,274	1,925
Total Other Comprehensive Income (Loss)	(14,303)	10,431	(10,771)	17,994
Comprehensive Income	$1,266	$24,693	$35,594	$57,923
Net Income Per Common Share
Basic	$0.53	$0.49	$1.58	$1.40
Diluted	0.52	0.49	1.56	1.39

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Shareholders’ Equity

(Dollars in Thousands)	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Unaudited)
Nine Months Ended September 30, 2003
Balance, Beginning of Period	$26,488	$186,169	$142,670	$22,128	$377,455
Net Income	—	—	46,365	—	46,365
Net Change in Unrealized Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	(10,771)	(10,771)
Total Comprehensive Income	—	—	46,365	(10,771)	35,594
Exercise of Stock Options, 256,343 Shares of Class A Common Stock	256	5,052	—	—	5,308
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions On Qualified Stock Options	—	921	—	—	921
Ten Percent Stock Dividend	2,668	84,292	(87,004)	—	(44)
Purchase of Corpus Christi Bancshares, Inc.	37	1,115	—	—	1,152
Class A Common Stock Cash Dividends	—	—	(10,645)	—	(10,645)
Balance, End of Period	$29,449	$277,549	$91,386	$11,357	$409,741

Nine Months Ended September 30, 2002 Balance, Beginning of Period	$16,236	$137,027	$109,412	$2,584	$265,259
Net Income	—	—	39,929	—	39,929
Net Change in Unrealized Gains on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	17,994	17,994
Total Comprehensive Income	—	—	39,929	17,994	57,923
Exercise of Stock Options, 165,048 Shares of Class A Common Stock	165	3,932	—	—	4,097
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions On Qualified Stock Options	—	703	—	—	703
Three-For-Two Stock Split	8,749	—	(8,770)	—	(21)
Purchase of Riverway Holdings, Inc.	1,177	39,603	—	—	40,780
Class A Common Stock Cash Dividends	—	—	(8,623)	—	(8,623)
Balance, End of Period	$26,327	$181,265	$131,948	$20,578	$360,118

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Dollars in Thousands)	2003	2002
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$46,365	$39,929
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion, Net	18,662	10,142
Provision for Loan Losses	9,971	8,655
Provision for Estimated Losses on Other Real Estate and Other Assets	9	49
Deferred Tax Expense (Benefit)	(3,190)	364
Net Realized Gains on Sales of Securities Available for Sale	(9,653)	(2,961)
(Gain) Loss on Sale of Other Assets	99	(19)
Gain on Sale of Other Real Estate	(60)	(164)
(Gain) Loss on Disposal of Premises and Equipment	(10)	338
Gain on Sale of Loans Held for Sale	(1,565)	(74)
Net Decrease in Loans Held for Sale	32,414	8,255
(Increase) Decrease in Accrued Interest Receivable and Other Assets	2,281	(4,089)
Increase in Accounts Payable and Accrued Liabilities	2,332	222
Net Cash Provided by Operating Activities	97,655	60,647
Cash Flows from Investing Activities
Net (Increase) Decrease in Time Deposits	99	(5)
Proceeds from Sales of Securities Available for Sale	437,275	252,124
Proceeds from Maturing Securities Available for Sale	198,303	113,005
Purchases of Securities Available for Sale	(739,916)	(522,138)
Proceeds from Maturing Securities Held to Maturity	—	500
Loan Originations and Advances, Net	(143,892)	(143,350)
Recoveries of Charged-Off Loans	922	656
Proceeds from Sale of Premises and Equipment	24	32
Purchases of Premises and Equipment	(23,001)	(12,907)
Proceeds from Sale of Other Real Estate	1,127	350
Proceeds from Sale of Other Assets	880	811
Purchase of Data Processing Contracts	—	(849)
Net Cash Provided by Merger	5,883	17,349
Net Cash Used in Investing Activities	(262,296)	(294,422)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	151,879	80,344
Net Increase in Time Deposits	85,198	159,998
Net Increase in Other Borrowed Money	59,682	20,667
Cash Dividends Paid on Class A Common Stock	(10,288)	(8,146)
Cash Paid in lieu of Fractional Shares	(44)	(21)
Proceeds from the Sale of Common Stock	5,308	4,097
Net Cash Provided by Financing Activities	291,735	256,939
Increase in Cash and Cash Equivalents	127,094	23,164
Cash and Cash Equivalents at Beginning of Period	138,539	95,702
Cash and Cash Equivalents at End of Period	$265,633	$118,866
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$48,117	$54,787
Income Taxes Paid	25,477	21,749
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	6,588	4,823
Financing Provided for Sales of Other Real Estate	2,186	1,346
Net Increase (Decrease) in Security Trades Not Settled	(479)	139
Net Increase in Dividends Payable	359	477
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

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2003 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (“Texas Regional” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002.

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

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“Statement 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. Statement 148 amends Financial Accounting Standards Board Statement No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The adoption of Statement 148 did not have an impact on the Company’s consolidated financial statements, other than additional disclosures in the Company’s interim consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”. This interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities (“VIE”) and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through VIE’s. Including the assets, liabilities and results of activities of VIE’s in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risk and opportunities of the consolidated enterprise. FIN 46 applies immediately to VIE’s created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that was acquired before February 1, 2003. However, in October 2003, the FASB deferred the implementation date of FIN 46 for VIE’s that existed before February 1, 2003 until the first fiscal year or interim period ending after December 15, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statement for one or more years with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company’s Trust Preferred Securities were issued through business trusts. We currently believe the continued consolidation of these trusts is appropriate under FIN 46. However, the application of FIN 46 to these types of trusts is an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of these types of trusts. The Company is currently evaluating the impact that deconsolidation of these trusts would have on its consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149 (“Statement 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  Statement 149 amends Financial Accounting Standards Board Statement No. 133 (“Statement 133”), “Accounting for Derivative Instruments and Hedging Activities” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Statement 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of underlying to conform to the language in FIN 45, and amends certain other existing pronouncements.  Statement 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  However, the provisions of Statement 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of Statement 149 is not expected to have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income, As Reported	$15,569	$14,262	$46,365	$39,929
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(352)	(378)	(1,301)	(1,225)
Pro Forma Net Income	$15,217	$13,884	$45,064	$38,704

Net Income Per Share:
Basic – As Reported	$0.53	$0.49	$1.58	$1.40
Basic – Pro Forma	0.52	0.48	1.54	1.36

Diluted – As Reported	0.52	0.49	1.56	1.39
Diluted – Pro Forma	0.51	0.47	1.52	1.34

RECLASSIFICATIONS

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 2: IMPAIRED LOANS

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $10,561,000 at September 30, 2003 for which there was a related allowance for loan losses of $1,834,000. At September 30, 2003, the Company had $588,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 2003 was $13,318,000. Interest income on impaired loans of $210,000 for cash payments received on nonaccrual loans was recognized during the nine months ended September 30, 2003.

NOTE 3: COMMON STOCK

On September 9, 2003, the Board of Directors approved a cash dividend of $0.12 per share for shareholders of record on October 1, 2003 and payable on October 15, 2003.

NOTE 4: NET INCOME PER COMMON SHARE COMPUTATIONS

The table below presents a reconciliation of basic and diluted net income per share computations ("EPS") (dollars in thousands, except share data). The number of shares outstanding and related net income per share amounts for 2003 and 2002 have been restated to retroactively give effect to the 10 percent stock dividend declared during March 2003 and distributed in April 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)
Net Income	$15,569	$14,262	$46,365	$39,929
Weighted Average Number of Common Shares Outstanding
Used in Basic EPS Calculation	29,433,001	28,910,482	29,342,145	28,466,353
Add Assumed Exercise of Dilutive Securities
Outstanding Stock Options	138,380	218,519	162,746	196,226
Riverway Holdback shares	165,000	165,000	165,000	133,571
Weighted Average Number of Common Shares
Outstanding Used in Diluted EPS Calculations	29,736,381	29,294,001	29,669,891	28,796,150
Basic EPS	$0.53	$0.49	$1.58	$1.40
Diluted EPS	0.52	0.49	1.56	1.39

NOTE 5: RELATED PARTY TRANSACTIONS

On May 28, 2002, the Company purchased approximately 2.6 acres of land for $1.6 million from an affiliate of a Texas Regional Board member. The property was purchased for a future branch location.

On April 4, 2003, the Company purchased approximately 15.9 acres of land for $2.8 million from a partnership. The Chairman of the Board of the Company owns a 10 percent interest in the partnership. The property was purchased for development of an operation and branch facility for the Company.

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

Texas State Bank operates thirty-four banking locations.  Twenty-eight banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Penitas, Progresso, Raymondville, Rio Grande City, Roma and San Juan. In addition, Texas State Bank operates one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugar Land and two banking locations in Houston. As of September 30, 2003, Texas Regional had consolidated total assets of $4,185,625,000, loans held for investment (net of unearned discount) of $2,417,245,000, deposits of $3,398,490,000 and shareholders’ equity of $409,741,000.

During 2002, the Bank expanded the services that it provides to third party correspondent banks. The Bank’s data processing center serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for all of the Bank’s banking locations.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $265,633,000 at September 30, 2003. By comparison, the Company had $138,539,000 in cash and cash equivalents at December 31, 2002, an increase of $127,094,000 or 91.7%. The increase resulted primarily from a $65,200,000 and $54,917,000 increase in federal funds sold and interest bearing time deposits at other banks, respectively. The increase is primarily due to excess funds resulting from an increase in deposits by $266,299,000 during 2003, while loans increased by only $149,715,000.

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

At September 30, 2003 and December 31, 2002, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities at September 30, 2003 and December 31, 2002 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
September 30, 2003 (Unaudited)
U.S. Treasury	$707	$8	$—	$715
U.S. Government Agency	809,548	18,299	(3,802)	824,045
Mortgage-Backed	323,387	2,036	(2,353)	323,070
States and Political Subdivisions	104,410	3,501	(144)	107,767
Other	33,038	109	(1)	33,146
Total	$1,271,090	$23,953	$(6,300)	$1,288,743
December 31, 2002
U.S. Treasury	$715	$12	$—	$727
U.S. Government Agency	781,099	27,843	(17)	808,925
Mortgage-Backed	279,859	3,479	(102)	283,236
States and Political Subdivisions	77,699	3,294	(57)	80,936
Other	21,792	49	—	21,841
Total	$1,161,164	$34,677	$(176)	$1,195,665

Securities Held to Maturity
September 30, 2003 (Unaudited)
States and Political Subdivisions	$414	$27	$—	$441
Total	$414	$27	$—	$441
December 31, 2002
States and Political Subdivisions	$414	$37	$—	$451
Total	$414	$37	$—	$451

Net unrealized holding gains on securities available for sale, net of related tax effect, of $11,357,000 and $22,128,000 at September 30, 2003 and December 31, 2002, respectively, were reported in a separate component of shareholders’ equity as accumulated other comprehensive income.

Securities available for sale and securities held to maturity with carrying values of $1,197,103,000 and $414,000, respectively, at September 30, 2003 and $1,120,929,000 and $414,000, respectively, at December 31, 2002 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $25,326,000 at September 30, 2003 decreased $30,849,000 or 54.9% compared to December 31, 2002 balance of $56,175,000. During the third quarter 2003, mortgage rates began to fluctuate resulting in a decline in mortgage loan volumes.

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

International loans are loans to borrowers that are domiciled in a country other than the United States of America. The Company’s total international loans at September 30, 2003 of $46,548,000 represented 1.9% of total loans held for investment. See “Nonperforming Assets” for additional information on international loans.

Total loans held for investment of $2,417,245,000 at September 30, 2003 increased $149,715,000 or 6.6% compared to December 31, 2002 levels of $2,267,530,000. The increase in loans held for investment for the nine months ended September 30, 2003 reflects growth in all loan categories except Agricultural, Agricultural Mortgage, 1-4 Family Mortgage and Consumer, in addition to loans acquired with the Corpus Christi Bancshares, Inc. (“Corpus Christi”) acquisition. The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)
Commercial	$701,909	$668,359
Commercial Tax-Exempt	63,152	29,474
Total Commercial	765,061	697,833
Agricultural	59,414	63,522
Real Estate
Construction	286,615	238,686
Commercial Mortgage	946,946	848,404
Agricultural Mortgage	52,874	57,995
1-4 Family Mortgage	181,099	221,962
Total Real Estate	1,467,534	1,367,047
Consumer	125,236	139,128
Total Loans Held for Investment	$2,417,245	$2,267,530

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

Nonperforming assets of $21,408,000 at September 30, 2003 decreased $4,002,000 or 15.7% compared to December 31, 2002 levels of $25,410,000. Nonaccrual loans of $10,561,000 at September 30, 2003 decreased $4,239,000 or 28.6% compared to $14,800,000 at December 31, 2002. The decrease resulted primarily from one loan relationship in which $4,079,000 was either charged off or recorded to either other real estate or other assets. Foreclosed and other assets increased by $237,000 or 2.2% to $10,847,000 at September 30, 2003 compared to $10,610,000 at December 31, 2002. The increase in foreclosed assets during 2003 was primarily attributable to $3,771,000 in additions relating to two loan relationships. The increase was partially offset by the sale of three properties totaling $1,165,000, combined with the sales recognition of two properties totaling $2,378,000 whose sales were not previously recognized for financial reporting purposes. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more and still accruing at September 30, 2003 of $4,440,000 remained comparable to $4,411,000 reported for December 31, 2002, increasing by $29,000 or 0.7%. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other assets at September 30, 2003 decreased to 1.06% from 1.31% at December 31, 2002. An analysis of the components of nonperforming assets follows (dollars in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)
Nonaccrual Loans	$10,561	$14,800
Nonperforming Loans	10,561	14,800
Foreclosed and Other Assets	10,847	10,610
Total Nonperforming Assets	21,408	25,410
Accruing Loans 90 Days or More Past Due	4,440	4,411
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$25,848	$29,821
Nonperforming Loans as a % of Total Loans Held for Investment	0.44%	0.65%
Nonperforming Assets as a % of Total Loans Held for Investment and Foreclosed and Other Assets	0.88	1.12
Nonperforming Assets as a % of Total Assets	0.51	0.66
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a % of Total Loans Held for Investment and Foreclosed and Other Assets	1.06	1.31

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at September 30, 2003, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

The allowance for loan losses at September 30, 2003 totaled $29,924,000, representing a net increase of $1,808,000 or 6.4% compared to $28,116,000 at December 31, 2002. The increase in the allowance for loan losses is comparable to the growth in the loans held for investment portfolio of 6.6%. Management believes that the allowance for loan losses at September 30, 2003 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)
Balance at Beginning of Period	$29,366	$26,494	$28,116	$21,050
Balance from Acquisition	—	—	228	4,333
Provision for Loan Losses	3,851	2,950	9,971	8,655
Charge-Offs
Commercial	1,875	469	5,506	4,566
Agricultural	296	36	1,296	49
Real Estate	681	1,774	793	1,836
Consumer	687	599	1,718	1,416
Total Charge-Offs	3,539	2,878	9,313	7,867
Recoveries
Commercial	50	65	304	163
Agricultural	56	36	56	39
Real Estate	7	38	50	58
Consumer	133	122	512	396
Total Recoveries	246	261	922	656
Net Charge-Offs	3,293	2,617	8,391	7,211
Balance at End of Period	$29,924	$26,827	$29,924	$26,827
Ratio of Allowance for Loan Losses to Loans Held for Investment Outstanding, Net of Unearned Discount	1.24%	1.23%	1.24%	1.23%
Ratio of Allowance for Loan Losses to Nonperforming Loans	283.34	156.39	283.34	156.39
Ratio of Net Charge-Offs to Average Total Loans Held for Investment Outstanding, Net of Unearned Discount	0.56	0.48	0.48	0.47

PREMISES AND EQUIPMENT, NET

Premises and equipment of $106,639,000 at September 30, 2003 increased by $17,139,000 or 19.1% compared to December 31, 2002 levels of $89,500,000. The increase resulted primarily from $4,204,000 of real estate purchased in Sugarland, Weslaco and Eagle Pass, Texas for future banking locations, as well as $2,805,000 in real estate purchased for the development of an operation and branch facility in McAllen. In addition, there was a $3,406,000 increase in construction in progress associated with the Edinburg banking location.

GOODWILL AND IDENTIFIABLE INTANGIBLES

Goodwill of $29,856,000 at September 30, 2003 increased $1,355,000 or 4.8% compared to $28,501,000 at December 31, 2002. The increase is attributable to $1,355,000 in goodwill added with the Corpus Christi acquisition. Identifiable intangibles of $16,095,000 at September 30, 2003 decreased $2,359,000 or 12.8% compared to $18,454,000 at December 31, 2002. Identifiable intangibles decreased primarily due to amortization of $2,532,000 for the nine months ended September 30, 2003, as well as a $395,000 downward adjustment relating to the San Juan Bancshares, Inc. (“San Juan”) core deposit intangible. The decrease was partially offset by the addition of a $551,000 core deposit intangible relating to the Corpus Christi acquisition.

DEPOSITS

Total deposits of $3,398,490,000 at September 30, 2003 increased $266,299,000 or 8.5% compared to December 31, 2002 levels of $3,132,191,000. The increase in total deposits is primarily attributable to growth in the volume of business conducted by the Company as well as the Corpus Christi acquisition. The following table presents the composition of total deposits (dollars in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)
Demand Deposits
Commercial and Individual	$530,929	$441,775
Public Funds	3,958	4,203
Total Demand Deposits	534,887	445,978
Interest-Bearing Deposits
Savings
Commercial and Individual	145,585	139,157
Public Funds	370	374
Money Market Checking and Savings
Commercial and Individual	584,212	514,907
Public Funds	330,228	323,735
Time Deposits
Commercial and Individual	1,243,349	1,217,787
Public Funds	559,859	490,253
Total Interest-Bearing Deposits	2,863,603	2,686,213
Total Deposits	$3,398,490	$3,132,191

OTHER BORROWED MONEY

Other borrowed money of $353,650,000 at September 30, 2003 increased $60,132,000 or 20.5% compared to December 31, 2002 levels of $293,518,000. The increase in other borrowed money is primarily attributable to a $55,000,000 increase in borrowings with the Federal Home Loan Bank. In addition, $4,400,000 in subordinated debentures were paid off on March 28, 2003. The components of other borrowed money are as follows (dollars in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$98,650	$89,118
Federal Home Loan Bank Advances	240,000	185,000
Trust Preferred Securities	15,000	15,000
Subordinated Debentures	—	4,400
Total Other Borrowed Money	$353,650	$293,518

At September 30, 2003, the Company had lines of credit totaling $60,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $377,345,000 from the Federal Home Loan Bank, of which $240,000,000 was advanced at September 30, 2003.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $32,286,000 or 8.6% during the nine months ended September 30, 2003 primarily due to comprehensive income of $35,594,000 less cash dividends of $10,645,000. Comprehensive income for the period included net income of $46,365,000 and unrealized loss on securities available for sale, net of tax, of $10,771,000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of September 30, 2003 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$397,094	13.93%	$227,972	8.00%	$284,965	10.00%
Tier I Capital (to Risk-Weighted Assets)	367,170	12.88	113,986	4.00	170,979	6.00
Tier I Capital (to Average Assets)	367,170	9.11	161,245	4.00	201,556	5.00

As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$350,334	13.77%	$203,474	8.00%	$254,342	10.00%
Tier I Capital (to Risk-Weighted Assets)	322,218	12.67	101,737	4.00	152,605	6.00
Tier I Capital (to Average Assets)	322,218	8.89	145,004	4.00	181,255	5.00

Texas State Bank
As of September 30, 2003 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$373,321	13.11%	$227,796	8.00%	$284,745	10.00%
Tier I Capital (to Risk-Weighted Assets)	343,397	12.06	113,898	4.00	170,847	6.00
Tier I Capital (to Average Assets)	343,397	8.52	161,159	4.00	201,449	5.00

As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$328,630	12.93%	$203,267	8.00%	$254,084	10.00%
Tier I Capital (to Risk-Weighted Assets)	300,514	11.83	101,634	4.00	152,451	6.00
Tier I Capital (to Average Assets)	300,514	8.29	144,938	4.00	181,173	5.00

At September 30, 2003, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $15,569,000 and $14,262,000 and net income per diluted common share was $0.52 and $0.49 for the three months ended September 30, 2003 and 2002, respectively. Return on assets averaged 1.51% and 1.58% while return on shareholders’ equity averaged 15.09% and 16.26% for the three months ended September 30, 2003 and 2002, respectively.

For the nine months ended September 30, 2003, net income was $46,365,000 compared to $39,929,000 for the same period in 2002, representing an increase of $6,436,000 or 16.1%. Net income per diluted common share was $1.56 and $1.39 for the nine months ended September 30, 2003 and 2002, respectively. Return on assets averaged 1.55% and return on shareholders’ equity averaged 15.50% for the nine months ended September 30, 2003 compared to 1.61% and 16.47%, respectively, for the same period in 2002.

INTEREST INCOME

Total interest income for the three months ended September 30, 2003 was $51,236,000, representing a decrease of $657,000 or 1.3% from the three months ended September 30, 2002. For the nine months ended September 30, 2003, interest income was $155,240,000, reflecting a $5,755,000 or 3.8% increase from the same period in 2002. This increase in interest income during the nine months ended September 30, 2003 compared to the same period in 2002 resulted primarily from a $649,738,000 or 21.3% increase in average interest-earning assets during the nine months ended September 30, 2003 compared to the same period in 2002. Average interest-earning assets increased by $491,525,000 or 14.9% to $3,789,144,000 for the three months ended September 30, 2003 compared to the same period in 2002. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the San Juan and Corpus Christi acquisitions during fourth quarter 2002 and first quarter 2003, respectively. Although average interest-earning assets increased substantially, the growth in interest income was hampered by interest rate reductions driven by the Federal Reserve monetary policy.

Interest income on loans held for investment increased $640,000 or 1.6% to $40,354,000 for the three months ended September 30, 2003 compared to the same period in 2002. A $212,362,000 or 9.8% increase in average loans held for investment over the same period in 2002 propelled the increase. This was partially offset by a 54 basis point decrease in the yield on loans held for investment as a result of declining interest rates. The increase in average loans held for investment is primarily due to the San Juan and Corpus Christi acquisitions. Interest income on securities decreased to $10,137,000, reflecting a $1,384,000 or 12.0% decrease from the prior comparable period. This decrease was attributable to a 124 basis point decrease in the yield on securities during third quarter 2003 compared to the same period in 2002, which was partially offset by a $267,309,000 or 24.7% increase in average securities compared to the three months ended September 30, 2002.

For the nine months ended September 30, 2003, interest income on loans held for investment increased $5,946,000 or 5.2% to $120,502,000, up from $114,556,000 for the same period in 2002. Although average loans held for investment increased by $287,861,000 or 14.0% to $2,344,196,000 for the nine months ended September 30, 2003 compared to the same period in 2002, the increase in interest income was hindered by a 58 basis point decrease in the yield on loans held for investment over the comparable prior year period. Interest income on securities decreased to $32,437,000, a decrease of $895,000 or 2.7% from the comparable prior period. The decrease was principally related to a 128 basis point decrease in the yield on securities during the nine months ended September 30, 2003 compared to the same period in 2002. The decrease was partially offset by a $325,427,000 or 34.1% increase in average securities to $1,278,801,000 for the nine months ended September 30, 2003 from the same period last year.

INTEREST EXPENSE

Interest expense decreased to $14,093,000 for the three months ended September 30, 2003 compared to $18,774,000 for the same period in 2002, representing a decrease of $4,681,000 or 24.9%. The decrease was primarily due to an 88 basis point decrease in the cost of funds during third quarter 2003 compared to the same period in 2002 resulting from declining market rates. The decrease was partially offset by an increase in average interest-bearing liabilities of $332,088,000 or 11.9% to $3,124,065,000 compared to $2,791,977,000 for third quarter 2002. Interest expense on deposits decreased by $4,280,000 or 25.7% to $12,393,000 for third quarter 2003 compared to the comparable period in 2002. The decrease reflects the effects of interest rate reductions made by the Company since September 30, 2002, as well as the offsetting effect of an increase in average interest-bearing deposits by $300,570,000 or 11.8% to $2,854,405,000 for third quarter 2003 compared with third quarter 2002. The increase in average interest-bearing deposits was primarily attributable to the San Juan and Corpus Christi acquisitions. Interest expense on other borrowed money decreased $401,000 or 19.1% to $1,700,000 for the three months ended September 30, 2003 compared to the same period in 2002. The decrease was primarily attributable to a 100 basis point decrease in the cost of other borrowed money during the three months ended September 30, 2003 compared to the same period in 2002. The decrease was partially offset by a $31,518,000 or 13.2% increase in average other borrowed money to $269,660,000 during the three months ended September 30, 2003 compared to $238,142,000 during the three months ended September 30, 2002.

For the nine months ended September 30, 2003, interest expense was $46,796,000 compared to $54,116,000 for the same period in 2002. The decrease was primarily due to a 76 basis point decrease in the cost of funds during the nine months ended September 30, 2003 from the comparable period in 2002 resulting from declining rates. This was partially offset by an increase in average interest-bearing liabilities of $488,083,000 or 18.9% to $3,072,816,000 compared to $2,584,733,000 for the nine months ended September 30, 2002. Interest expense on deposits totaled $41,408,000 for the nine months ended September 30, 2003, reflecting a decrease of $7,527,000 or 15.4% compared to the same prior year period. Although average interest-bearing deposits increased by $437,063,000 or 18.2% during the nine months ended September 30, 2003, a decrease of 78 basis points in the rate paid on deposits more than offset the effect of the increase in average deposits. Interest expense on other borrowed money increased to $5,388,000 for the nine months ended September 30, 2003 compared to $5,181,000 for the same prior year period. The increase is primarily attributable to a $51,020,000 or 27.1% increase in average other borrowed money to $239,496,000 during the nine months ended September 30, 2003 compared to $188,476,000 during the nine months ended September 30, 2002.

NET INTEREST INCOME

Net interest income was $37,143,000 for the three months ended September 30, 2003 compared with $33,119,000 for the same period in 2002, an increase of $4,024,000 or 12.2%. For the nine months ended September 30, 2003, net interest income increased $13,075,000 or 13.7% to $108,444,000 from $95,369,000 for the same period in 2002. See “Interest Income” and “Interest Expense” for a discussion on the increase in net interest income during the three and nine months ended September 30, 2003.

The net interest margin was 3.89% for the three months ended September 30, 2003 compared with 3.98% for the same period in 2002. The net interest margin was 3.92% for the nine months ended September 30, 2003, down from 4.18% for the same period in 2002.

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

	Three Months Ended
	September 30, 2003			September 30, 2002
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$44,556	$703	6.26%	$38,456	$609	6.28%
Loans Held for Investment
Commercial	807,015	11,934	5.87	676,252	10,992	6.45
Real Estate	1,444,189	25,683	7.06	1,346,107	25,452	7.50
Consumer	128,060	2,737	8.48	144,543	3,270	8.98
Total Loans Held for Investment	2,379,264	40,354	6.73	2,166,902	39,714	7.27
Securities
Taxable	1,258,063	9,268	2.92	1,010,745	10,754	4.22
Tax-Exempt	91,888	869	3.75	71,897	767	4.23
Total Securities	1,349,951	10,137	2.98	1,082,642	11,521	4.22
Interest-Bearing and Time Deposits	5,320	18	1.34	1,129	13	4.57
Federal Funds Sold	10,053	24	0.95	8,490	36	1.68
Total Interest-Earning Assets	3,789,144	$51,236	5.36%	3,297,619	$51,893	6.24%
Cash and Due from Banks	125,479			98,741
Premises and Equipment, Net	103,899			88,249
Other Assets	114,337			115,302
Allowance for Loan Losses	(30,435)			(27,411)
Total Assets	$4,102,424			$3,572,500
Liabilities
Interest-Bearing Liabilities
Savings	$148,218	$120	0.32%	$131,588	$404	1.22%
Money Market Checking and Savings	904,197	1,848	0.81	767,414	2,943	1.52
Time Deposits	1,801,990	10,425	2.30	1,654,833	13,326	3.19
Total Savings and Time Deposits	2,854,405	12,393	1.72	2,553,835	16,673	2.59
Other Borrowed Money	269,660	1,700	2.50	238,142	2,101	3.50
Total Interest-Bearing Liabilities	3,124,065	$14,093	1.79%	2,791,977	$18,774	2.67%
Demand Deposits	540,734			404,447
Other Liabilities	28,396			28,048
Total Liabilities	3,693,195			3,224,472
Shareholders’ Equity	409,229			348,028
Total Liabilities and Shareholders’ Equity	$4,102,424			$3,572,500
Net Interest Income		$37,143			$33,119
Net Yield on Total Interest-Earning Assets			3.89%			3.98%

(1) Annualized.

	Nine Months Ended
	September 30, 2003			September 30, 2002
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$44,417	$1,996	6.01%	$32,826	$1,465	5.97%
Loans Held for Investment
Commercial	787,474	35,600	6.04	665,702	32,259	6.48
Real Estate	1,424,251	76,281	7.16	1,248,886	72,323	7.74
Consumer	132,471	8,621	8.70	141,747	9,974	9.41
Total Loans Held for Investment	2,344,196	120,502	6.87	2,056,335	114,556	7.45
Securities
Taxable	1,190,891	29,898	3.36	888,949	31,239	4.70
Tax-Exempt	87,910	2,539	3.86	64,425	2,093	4.34
Total Securities	1,278,801	32,437	3.39	953,374	33,332	4.67
Interest-Bearing and Time Deposits	15,286	156	1.36	1,006	40	5.32
Federal Funds Sold	17,762	149	1.12	7,183	92	1.71
Total Interest-Earning Assets	3,700,462	$155,240	5.61%	3,050,724	$149,485	6.55%
Cash and Due from Banks	120,340			102,838
Premises and Equipment, Net	97,720			84,243
Other Assets	116,411			105,939
Allowance for Loan Losses	(30,265)			(26,235)
Total Assets	$4,004,668			$3,317,509
Liabilities
Interest-Bearing Liabilities
Savings	$146,869	$551	0.50%	$128,635	$1,219	1.27%
Money Market Checking and Savings	887,985	6,622	1.00	726,629	8,404	1.55
Time Deposits	1,798,466	34,235	2.55	1,540,993	39,312	3.41
Total Savings and Time Deposits	2,833,320	41,408	1.95	2,396,257	48,935	2.73
Other Borrowed Money	239,496	5,388	3.01	188,476	5,181	3.68
Total Interest-Bearing Liabilities	3,072,816	$46,796	2.04%	2,584,733	$54,116	2.80%
Demand Deposits	500,088			386,348
Other Liabilities	31,746			22,341
Total Liabilities	3,604,650			2,993,422
Shareholders’ Equity	400,018			324,087
Total Liabilities and Shareholders’ Equity	$4,004,668			$3,317,509
Net Interest Income		$108,444			$95,369
Net Yield on Total Interest-Earning Assets			3.92%			4.18%

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

	Three Months Ended September 30, 2003 Compared to 2002				Nine Months Ended September 30, 2003 Compared to 2002
	Net	Due to Change in		Rate/	Net	Due to Change in		Rate/
	Change	Volume	Rate	Volume	Change	Volume	Rate	Volume
	(Unaudited)
Interest Income
Loans Held for Sale	$94	$96	$(2)	$—	$531	$517	$10	$4
Loans Held for Investment	640	3,892	(2,962)	(290)	5,946	16,036	(8,851)	(1,239)
Securities
Taxable	(1,486)	2,631	(3,308)	(809)	(1,341)	10,610	(8,921)	(3,030)
Tax-Exempt	102	213	(87)	(24)	446	763	(232)	(85)
Interest-Bearing and Time Deposits	5	48	(9)	(34)	116	568	(30)	(422)
Federal Funds Sold	(12)	7	(16)	(3)	57	136	(32)	(47)
Total Interest Income	(657)	6,887	(6,384)	(1,160)	5,755	28,630	(18,056)	(4,819)
Interest Expense
Deposits	(4,280)	1,962	(5,585)	(657)	(7,527)	8,926	(13,915)	(2,538)
Other Borrowed Money	(401)	278	(600)	(79)	207	1,403	(941)	(255)
Total Interest Expense	(4,681)	2,240	(6,185)	(736)	(7,320)	10,329	(14,856)	(2,793)
Net Interest Income Before Allocation of Rate/Volume	4,024	4,647	(199)	(424)	13,075	18,301	(3,200)	(2,026)
Allocation of Rate/Volume	—	(406)	(18)	424	—	(1,810)	(216)	2,026
Changes in Net Interest Income	$4,024	$4,241	$(217)	$—	$13,075	$16,491	$(3,416)	$—

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $3,851,000 for the three months ended September 30, 2003 compared to $2,950,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the Company recorded a provision for loan losses of $9,971,000 compared to $8,655,000 for the same period in 2002. The increase in the provision for loan losses for the nine months ended September 30, 2003 compared to the same period in 2002 was a result of loan growth, management’s assessment of current regional economic conditions and probable losses in the portfolio. Net charge-offs totaled $3,293,000 and $8,391,000 for the three and nine months ended September 30, 2003, respectively, compared to $2,617,000 and $7,211,000 for the same comparable periods. Net charge-offs to average loans held for investment increased to 0.48% for the nine months ended September 30, 2003 compared to 0.47% for the same period in 2002.

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

NONINTEREST INCOME

The Company’s primary sources of noninterest income are service charges on deposit accounts, other banking service related fees and data processing service fees. Noninterest income totaled $13,241,000 for the three months ended September 30, 2003 compared to $11,327,000 for the same period in 2002. Excluding net realized gains on sales of securities available for sale, noninterest income for third quarter 2003 increased $758,000 or 8.0% compared to third quarter 2002. For the nine months ended September 30, 2003, noninterest income totaled $39,292,000, up from $30,188,000 for the same period in 2002. Noninterest income for the nine months ended September 30, 2003, excluding net realized gains on securities available for sale, increased $2,412,000 or 8.9% over the same period in 2002. The majority of the increase is attributable to an increase in total service charges.

Total service charges of $8,256,000 for the three months ended September 30, 2003 increased $1,752,000 or 26.9% compared to $6,504,000 for the same period in 2002. Total service charges were $22,802,000 for the nine months ended September 30, 2003 compared to $18,643,000 for the same period in 2002. The increase in total service charges was primarily attributable to a $1,308,000 or 32.0% and a $2,870,000 or 25.7% increase in non-sufficient and return item charges for the three and nine months ended September 30, 2003, respectively. The increase was generated from deposit growth combined with an increase in non-sufficient fund item charges implemented by the Company during July 2003 from $25 per item to $30 per item.

Trust service fees of $710,000 for the three months ended September 30, 2003 decreased $33,000 or 4.4% compared to $743,000 for comparable prior year period. Trust service fees were $2,129,000 for the nine months ended September 30, 2003 compared to $2,040,000 for the same period in 2002, increasing by $89,000 or 4.4%. The fair market value of assets managed at September 30, 2003 was $479,126,000 compared to $491,087,000 at December 31, 2002 and $470,802,000 a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Net realized gains on sales of securities available for sale for the three months ended September 30, 2003 totaled $3,041,000 compared to $1,885,000 for the same period in 2002. For the nine months ended September 30, 2003, net realized gains on sales of securities available for sale totaled $9,653,000 compared to $2,961,000 for the comparable period in 2002. During 2003, the Company sold various securities that had unrealized gains and were likely to be called or mature during 2003 and 2004. Net unrealized holding gains on securities available for sale, net of tax, totaled $11,357,000 at September 30, 2003. See “Shareholders’ Equity”.

Data processing service fees of $1,950,000 for the three months ended September 30, 2003 increased $274,000 or 16.3% compared to $1,676,000 for the same period last year. During the nine months ended September 30, 2003, data processing service fees increased $628,000 or 13.1% to $5,412,000 compared to $4,784,000 during the same period in 2002. There were 25 data processing clients at September 30, 2003 compared to 23 at September 30, 2002.

Loan servicing income (loss), net of the amortization of the mortgage servicing rights (“MSR”) asset decreased $1,360,000 to a $1,276,000 loss for third quarter 2003 compared to third quarter 2002. The decrease resulted from a $1,195,000 increase in amortization of the MSR asset during third quarter 2003 to $1,850,000 compared to third quarter 2002 due to increased mortgage prepayments resulting from a rapid decline in mortgage rates during the last twelve months. During the nine months ended September 30, 2003, loan servicing income (loss), net decreased $3,863,000 to a $3,202,000 loss compared to the same period in 2002. MSR amortization increased $3,918,000 to $5,050,000 for the nine months ended September 30, 2003 compared to the comparable prior year period.

Other noninterest income of $560,000 for the three months ended September 30, 2003 increased $125,000 or 28.7% compared to $435,000 for the three months ended September 30, 2002. During the nine months ended September 30, 2003, other noninterest income increased $1,399,000 or 127.3% to $2,498,000 compared to $1,099,000 during the same period in 2002. The increase resulted primarily from a $277,000 and $1,491,000 increase in the gain on sale of loans held for sale during three and nine months ended September 30, 2003, respectively compared to the same periods in 2002. The increases were partially offset by an increase of $98,000 in losses recognized on the sale of securities held in the Rabbi Trust during third quarter 2003 compared to third quarter 2002. The Rabbi Trust was set up to provide funding for the Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. In addition, during second quarter 2002 the Bank recognized a $340,000 loss on disposal of obsolete computer equipment. There were no large losses on premises and equipment recognized during the nine months ended September 30, 2003.

NONINTEREST EXPENSE

Noninterest expense of $23,267,000 for the three months ended September 30, 2003 increased $3,765,000 or 19.3% compared to $19,502,000 for the same period in 2002. For the nine months ended September 30, 2003, noninterest expense totaled $68,103,000 compared to $56,228,000 for the same period in 2002, representing an increase of $11,875,000 or 21.1%. The efficiency ratio was 46.18% for the three months ended September 30, 2003 compared to 43.88% for the same period in 2002. For the nine months ended September 30, 2003, the efficiency ratio was 46.10%, up from 44.78% for 2002. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, of $11,954,000 for the three months ended September 30, 2003 increased $2,542,000 or 27.0% compared to the same period last year of

$9,412,000. Salaries and employee benefits for the nine months ended September 30, 2003 totaled $35,174,000, reflecting an increase of $7,299,000 or 26.2% from the comparable prior year period. The increase reflects increases in base salaries and higher levels of staff, including staff acquired as a result of recent acquisitions and branch openings. In addition, in May 2002 the Company began paying 100% of non-officer employee’s medical insurance, up from 50% paid in prior periods. This contributed to medical insurance premiums increasing by $1,684,000 or 54.6% during the nine months ended September 30, 2003 compared to the same prior year periods. The number of full-time equivalent employees of 1,269 at September 30, 2003 represents an increase of 15.5% from 1,099 at September 30, 2002. Salaries and employee benefits averaged 1.16% of average assets for the three months ended September 30, 2003 compared to 1.05% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, salaries and employee benefits averaged 1.17% of average assets compared to 1.12% for the nine months ended September 30, 2002.

Net occupancy expense totaled $1,967,000 for the three months ended September 30, 2003 compared to $1,481,000 reported for third quarter 2002, increasing by $486,000 or 32.8%. For the nine months ended September 30, 2003, net occupancy expense increased $1,064,000 or 25.6% to $5,221,000 compared to the same period a year ago. The increase was primarily attributable to occupancy expenses resulting from recent acquisitions and new branch openings.

Equipment expense of $2,790,000 for the three months ended September 30, 2003 increased $428,000 or 18.1% from $2,362,000 reported for the same period in 2002. For the nine months ended September 30, 2003, equipment expense totaled $7,842,000, reflecting an increase of $1,516,000 or 24.0% compared to the same period in 2002. The increase is primarily the result of equipment expenses incurred in the acquired and new banking locations.

Other real estate expense, net includes income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value less estimated selling costs of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate expense, net of $124,000 for the three months ended September 30, 2003 decreased $28,000 or 18.4% from $152,000 for the three months ended September 30, 2002. During the nine months ended September 30, 2003, other real estate expense, net totaled $435,000, resulting in an increase of $121,000 or 38.5% compared to $314,000 for the same period in 2002. The increases resulted from a $104,000 decrease in the gain on sale of other real estate during the nine months ended September 30, 2003 compared to the same period in 2002. Management is actively seeking buyers for all other real estate.

Amortization of identifiable intangibles of $849,000 for the three months ended September 30, 2003 decreased $112,000 or 11.7% compared to $961,000 reported for the same period in 2002. For the nine months ended September 30, 2003, amortization of identifiable intangibles of $2,532,000 remained comparable to the same prior year period, increasing by $6,000 or 0.2% compared to the same prior year period.

A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)
Salaries and Wages	$8,703	$7,101	$25,553	$21,172
Employee Benefits	3,251	2,311	9,621	6,703
Total Salaries and Employee Benefits	11,954	9,412	35,174	27,875
Net Occupancy Expense	1,967	1,481	5,221	4,157
Equipment Expense	2,790	2,362	7,842	6,326
Other Real Estate Expense, Net
Income	(103)	(208)	(373)	(530)
Gain on Sale	(82)	(8)	(60)	(164)
Expenses	309	319	863	959
Write-Downs	—	49	5	49
Total Other Real Estate Expense, Net	124	152	435	314
Amortization of Identifiable Intangibles	849	961	2,532	2,526
Other Noninterest Expense
Advertising and Public Relations	892	642	2,640	1,984
Data Processing and Check Clearing	848	718	2,611	2,067
Director Fees	129	125	371	353
Franchise Tax	74	32	222	139
Insurance	157	153	409	409
FDIC Insurance	133	121	389	404
Legal	570	303	1,167	1,058
Professional Fees	813	980	2,512	2,448
Postage, Delivery and Freight	408	441	1,257	1,149
Printing, Stationery and Supplies	505	486	1,732	1,598
Telephone	244	211	694	636
Other Losses	51	250	478	682
Miscellaneous Expense	759	672	2,417	2,103
Total Other Noninterest Expense	5,583	5,134	16,899	15,030
Total Noninterest Expense	$23,267	$19,502	$68,103	$56,228

INCOME TAX EXPENSE

The Company recorded income tax expense of $7,697,000 for the three months ended September 30, 2003 compared to $7,732,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, income tax expense totaled $23,297,000, representing an increase of $2,552,000 or 12.3% compared to the same prior year period. The increase in income tax is primarily due to an increased level of pretax income for the nine months ended September 30, 2003 compared to the same period in 2002. The Company’s effective tax rate was 33.4% for the nine months ended September 30, 2003 compared to 34.2% for nine months ended September 30, 2002.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2003, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.93%, a Tier I risk-based capital ratio of 12.88%, and a leverage ratio of 9.11%.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At September 30, 2003, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits was 41.2% compared to 38.3% at December 31, 2002.

Liability liquidity is provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. At September 30, 2003, the Company had lines of credit totaling $60,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $377,345,000 from the Federal Home Loan Bank, of which $240,000,000 was advanced at September 30, 2003. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

At September 30, 2003, the Company had outstanding commitments to extend credit of approximately $496,537,000, commercial letters of credit of $8,051,000, standby letters of credit of $81,831,000, and credit card guarantees of $1,365,000. In addition, the Company had construction and real estate purchase commitments of $2,037,000.

During the nine months ended September 30, 2003, funds for $739,916,000 of security purchases and $143,892,000 of net loan growth came from various sources, including $635,578,000 of proceeds from security sales and maturities, a net increase in deposits of $237,077,000 and $97,655,000 from operating activities.

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

The following table summarizes the simulated change in net interest income over a 12-month period as of September 30, 2003 and December 31, 2002 (dollars in thousands):

Changes in Interest Rates (Basis Points)	Estimated Net Interest Income	Increase (Decrease) in Net Interest Income
		Amount	Percent
September 30, 2003 (Unaudited)
+100	$163,034	$6,413	4.1%
-	156,621	—	—
-100	149,420	(7,201)	(4.6)
December 31, 2002
+100	154,527	1,856	1.2
-	152,671	—	—
-100	150,664	(2,007)	(1.3)

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) as promulgated pursuant to the Exchange Act) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects. There has been no change in the Company’s internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibit 32.1 – Certification required by Rule 13a-14(b) and 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.1 - Amendment Number 7 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) Provisions).

(b)         Reports of Form 8-K

On July 15, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing second quarter 2003 earnings.

On September 9, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing that its Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable on October 15, 2003 to common shareholders of record on October 1, 2003.

On September 15, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing an agreement in principle under which Texas Regional will acquire through merger Southeast Texas Bancshares, Inc. and its banking subsidiary, Community Bank and Trust, SSB and its other subsidiaries including Port Arthur Abstract and Title Company, Southeast Texas Title Company, and Community Insurance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

November 14, 2003	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

November 14, 2003	/s/ R. T. Pigott, Jr.
R. T. Pigott, Jr.
Executive Vice President
& Chief Financial Officer