Form 10-K
period 2003-12-31
TEXAS REGIONAL BANCSHARES INC
filed 2004-03-10
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, as of March 5, 2004: $997,555,863

Number of shares outstanding of the registrants Class A Voting Common Stock, $1.00 par value, as of March 5, 2004: 29,656,174

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated into Part III; Items 10-14 of this Form 10-K, to be filed not later than 120 days after the close of the Registrant’s fiscal year.

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

The Company has grown rapidly through a series of strategic acquisitions. The Company acquired the Rio Grande City and Roma branches of First National Bank of South Texas during 1995. A secondary public offering of 2.5 million shares of the Company’s Class A Voting Common Stock was completed on May 14, 1996. Concurrently, the Company also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas. On February 19, 1998, the Company acquired Brownsville National Bank, Brownsville, Texas, Texas Bank and Trust, Brownsville, Texas and Bank of Texas, Raymondville, Texas. On October 1, 1999, the Company acquired Harlingen National Bank, Harlingen, Texas.  The Company made its first acquisition outside of the Rio Grande Valley on February 22, 2002 through the acquisition of Riverway Bank, Houston, Texas.  On November 18, 2002, the Company acquired Texas Country Bank, San Juan, Texas and on February 14, 2003, the Company completed the acquisition of Corpus Christi Bancshares, Inc., Bishop, Texas with one additional banking location in Corpus Christi, Texas.

At December 31, 2003, the Bank operated thirty-four full-service banking locations. Twenty-eight banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, and one banking location each in Edinburg, Hidalgo, La Feria, Mercedes, Palm Valley, Peñitas, Progreso, Raymondville, Rio Grande City, Roma and San Juan. In addition, Texas State Bank operates one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugar Land and two banking locations in Houston. At December 31, 2003, the Company had consolidated total assets of $4,217,936,000, loans held for investment (net of unearned discount) of $2,519,694,000, deposits of $3,516,435,000, and shareholders’ equity of $421,731,000.

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

During 2002, the Bank expanded the services that it provides to third party correspondent banks by acquisition of a data processing facility in Grapevine, Texas. The Bank’s data processing center now serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for all of the Bank’s banking locations.

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

COMPETITION

At December 31, 2003, substantially all of the Company’s operations were located in the Rio Grande Valley, which consists of Cameron, Hidalgo, Starr and Willacy Counties, and in the greater Houston metropolitan area. Cameron, Hidalgo and Starr Counties are adjacent to the Rio Grande River, which forms part of the border between the United States and Mexico.

Effective with the acquisition of Riverway Bank in Houston, Texas in February 2002, the Company made its first acquisition outside of the Rio Grande Valley. The Company continued expanding outside the Rio Grande Valley with its 2003 acquisition of Corpus Christi Bancshares, Inc., which added banking locations in Bishop and Corpus Christi, Texas, and the opening of a new branch in Eagle Pass, Texas.

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

Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2003. The Bank’s capital ratios exceeded the minimum requirements for “well capitalized” institutions under the regulatory framework for prompt corrective action at December 31, 2003. As a result, the Company does not believe that FDICIA’s prompt corrective action regulations will have any material effect on the activities or operations of the Bank.  It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the FDICIA’s prompt corrective action regulations and that the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

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

DEPOSIT INSURANCE

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted on September 30, 1996. Among its provisions, the Funds Act authorizes the Financing Corporation (the “FICO”) to impose periodic assessments on depository institutions that are members of BIF in addition to institutions that are members of the Savings Association Insurance Fund (the “SAIF”) in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments.  Thus, BIF-member institutions will share in the cost of financing outstanding FICO bonds.  An institution’s FICO assessments will fluctuate based on a defined rate applied to deposits held in periods after the date the legislation was enacted.  Currently, the FICO BIF annual rate is 1.54 cents for each $100 of qualified deposits.

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

PERSONNEL

The Company employed 1,284 full-time equivalent employees at December 31, 2003. Employees enjoy a variety of employee benefit programs, including an employee stock ownership plan with 401(k) provisions, medical, accident, group life and long-term disability plans, and paid vacations. The Company’s employees are not unionized, and management believes employee relations to be favorable.

ITEM 2. PROPERTIES

The executive offices of the Company, as well as the principal banking quarters of Texas State Bank, are housed in an eleven-story office tower located in McAllen, Texas. This building, completed during 1998, also includes space for lease to third party tenants. The Company also owns the Kerria Plaza building, adjacent to the headquarters building. The Company occupies a portion of the building and leases a majority of the space to third party tenants. All of the Company’s banking locations are owned, except for the branches in Roma, Corpus Christi and 1000 Main in Houston. Management believes that it will be desirable in the future to consider the establishment of additional banking locations.

ITEM 3. LEGAL PROCEEDINGS

The Company’s subsidiary, Texas State Bank, is a party to two cases arising out of a series of lease pool purchase and sale transactions that Riverway Bank engaged in with Commercial Money Center, Inc. and its affiliates (“CMC”), prior to the acquisition of Riverway Bank by the Company. Riverway Bank sold the lease pools to General Electric Capital Corporation (“GECC”) in 2000, and CMC filed for bankruptcy in 2002. One case involves insurers who issued policies providing protection to investors against losses from defaults within the CMC lease pools, and who failed to pay claims of the investors, including GECC. The other case involves allegations by lessees that, among other things, lease transactions were disguised security agreements and that CMC failed to comply with certain California licensing requirements. Outside counsel for the Company has advised that at this stage in the proceedings such counsel cannot offer an opinion as to the probable outcome of the litigation. The Company intends to continue to vigorously contest all of the allegations in each of the lawsuits. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows. The Company acquired Riverway Holdings, Inc. (“Riverway”) and its subsidiary, Riverway Bank, on February 22, 2002. As provided in the agreement included in the proxy statement sent to the Riverway shareholders, 100,000 shares (165,000 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies, including these matters. As of December 31, 2003, no shares relating to that agreement have been released.

The Company is involved in other routine litigation in the normal course of its business, which in the opinion of management, will not have a material adverse effect on the consolidated financial position, or results of operations of the Company.

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

Quarter Ended			Cash Dividends Declared	Volume Traded
	Price Per Share
	High	Low
March 31, 2002	$26.55	$21.82	$0.097	2,050,576
June 30, 2002	31.90	26.07	0.100	6,295,178
September 30, 2002	33.18	24.92	0.100	3,841,360
December 31, 2002	32.82	26.55	0.109	4,573,764
March 31, 2003	34.63	28.19	0.120	5,910,124
June 30, 2003	36.95	29.75	0.120	6,465,687
September 30, 2003	35.95	30.85	0.120	5,781,058
December 31, 2003	37.95	33.45	0.120	5,900,991

On December 31, 2003, there were 892 holders of record of the Company’s Class A Common Stock.

During the two years ended December 31, 2003, an aggregate of 90,628 shares purchased by the Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) are included in the foregoing table.

The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors. There can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. The Company’s principal source of the funds to pay dividends on the Common Stock is dividends from Texas State Bank. The payment of dividends by the Bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 2003, an aggregate of $92,481,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company and its subsidiaries for, and as of, each of the years in the five-year period ended December 31, 2003. This selected financial data has been derived from the consolidated financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

	At / For Years Ended December 31,
Selected Financial Data	2003	2002	2001	2000	1999
	(Amounts in Thousands, Except Per Share Data)
Income Statement Data
Interest Income	$208,777	$201,705	$183,302	$181,537	$143,841
Interest Expense	60,385	71,986	83,776	86,513	62,221
Net Interest Income	148,392	129,719	99,526	95,024	81,620
Provision for Loan Losses	13,155	12,331	8,667	8,927	5,432
Noninterest Income	50,255	40,003	29,213	21,574	17,399
Noninterest Expense	91,890	76,159	59,344	53,544	45,888
Income Before Income Tax Expense	93,602	81,232	60,728	54,127	47,699
Income Tax Expense	31,293	27,385	21,306	18,825	16,849
Net Income	$62,309	$53,847	$39,422	$35,302	$30,850
Adjusted Net Income (2)	$62,309	$53,847	$41,621	$37,501	$32,414
Per Common Share Data
Basic Net Income Per Share (1)	$2.12	$1.88	$1.48	$1.33	$1.18
Diluted Net Income Per Share (1)	2.10	1.86	1.47	1.33	1.16
Adjusted Basic Net Income Per Share(2)	2.12	1.88	1.56	1.42	1.24
Adjusted Diluted Net Income Per Share(2)	2.10	1.86	1.55	1.41	1.22
Book Value at End of Period (1)	14.31	12.95	9.90	8.58	7.14
Cash Dividends Declared (1)	0.480	0.406	0.364	0.323	0.284
Dividend Payout Ratio	22.79%	21.95%	24.61%	24.19%	24.11%
Weighted Average Shares Outstanding (1)
Basic	29,372	28,613	26,627	26,481	26,152
Diluted	29,699	28,882	26,818	26,641	26,541
Shares Outstanding at End of Period (1)	29,471	29,136	26,788	26,547	26,360
Balance Sheet Data
Total Assets	$4,217,936	$3,835,187	$2,590,812	$2,426,097	$2,120,690
Loans Held for Investment	2,519,694	2,267,530	1,710,001	1,587,827	1,374,759
Securities	1,386,224	1,196,079	655,635	621,945	533,948
Interest-Earning Assets	3,930,751	3,534,497	2,366,227	2,216,877	1,913,784
Deposits	3,516,435	3,132,191	2,235,877	2,109,748	1,885,346
Shareholders’ Equity	421,731	377,455	265,259	227,704	188,188
Average Balance Sheet Data
Total Assets	$4,044,918	$3,414,940	$2,489,149	$2,257,193	$1,896,880
Loans Held for Investment	2,374,353	2,094,256	1,627,901	1,482,628	1,209,609
Securities	1,297,218	1,003,137	636,257	560,116	488,506
Interest-Earning Assets	3,738,789	3,146,052	2,281,508	2,052,573	1,720,083
Deposits	3,364,405	2,850,216	2,166,106	1,999,028	1,684,730
Shareholders’ Equity	404,254	335,551	250,231	202,498	183,390
Performance Ratios
Return on Average Assets	1.54%	1.58%	1.58%	1.56%	1.63%
Return on Average Equity	15.41	16.05	15.75	17.43	16.82
Net Interest Margin(3)	4.05	4.19	4.44	4.71	4.84
Efficiency Ratio	46.26	44.87	46.10	45.92	46.34
Asset Quality Ratios
Nonperforming Assets to Loans Held for Investment and Repossessed Assets	0.82%	1.12%	1.27%	1.08%	1.04%
Net Loan Charge-Offs to Average Loans Held for Investment	0.43	0.48	0.43	0.42	0.29
Allowance for Loan Losses to Loans Held For Investment	1.24	1.24	1.23	1.23	1.22
Allowance for Loan Losses to Nonperforming Loans	308.58	189.97	149.99	155.90	200.35

Capital Ratios
Total Risk-Based Capital Ratio	13.94%	13.77%	13.54%	12.35%	11.94%
Tier 1 Risk-Based Capital Ratio	12.88	12.67	12.39	11.20	10.79
Leverage Capital Ratio	9.26	8.89	9.05	8.14	7.58
Equity to Assets Ratio	10.00	9.84	10.24	9.39	8.87

(1)   Adjusted to reflect stock splits and stock dividends effected during the periods.

(2)   Represents previously reported net income and net income per common share, adjusted for the exclusion of goodwill amortization, net of tax.  Beginning in 2002, new accounting standards eliminated the amortization of goodwill.

(3)   For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming 35% federal income tax rate).  Income on a tax-equivalent basis is not considered to be in accordance with generally accepted accounting principles (“GAAP”).

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

ACQUISITIONS

On February 19, 1998, the Company completed the acquisition of three bank holding companies and their three subsidiary banks. The acquisition of Brownsville Bancshares, Inc. and its subsidiary, Brownsville National Bank, included two banking locations in Brownsville, Cameron County, Texas, with assets of approximately $100.1 million, loans of $42.6 million, deposits of $87.2 million and equity of $12.1 million. The Company achieved this acquisition by the exchange of 984,806 shares of Company stock for all of the outstanding shares of Brownsville Bancshares, Inc. and cancellation of outstanding stock options. Brownsville National Bank merged with and into the Company’s principal subsidiary, Texas State Bank (the “Bank”).

The second acquisition was TB&T Bancshares, Inc. and its subsidiary, Texas Bank and Trust of Brownsville, Cameron County, Texas. Texas Bank and Trust of Brownsville had assets of approximately $44.9 million, loans of $21.9 million, deposits of $40.3 million and equity of $4.1 million. This acquisition was achieved by the exchange of 301,483 shares of Company stock for all of the outstanding shares of TB&T Bancshares, Inc. Texas Bank and Trust of Brownsville merged with and into the Bank.

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

The Company accounted for its acquisition of Brownsville Bancshares, Inc. and TB&T Bancshares, Inc. under the pooling-of-interests method of accounting, and as such, the financial information prior to date of acquisition was restated to include the results of operations and financial position of these acquired entities. The Company accounted for its acquisition of Raymondville Bancorp, Inc. under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, February 19, 1998.

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

On February 22, 2002, the Company completed the acquisition of Riverway Holdings, Inc. and its subsidiary, Riverway Bank located in Houston, Harris County, Texas. The shareholders of Riverway Holdings, Inc. (“Riverway”) received 1,176,226 shares of Texas Regional common stock in exchange for their shares of Riverway common stock. In addition, 100,000 shares (165,000 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies. Riverway had total assets of approximately $681.1 million, loans held for investment of $347.0 million, deposits of $504.6 million and equity of $30.4 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition, February 22, 2002. Riverway Bank merged with and into the Bank.

On November 18, 2002, the Company completed the acquisition of San Juan Bancshares, Inc. and its subsidiary, Texas Country Bank located in San Juan, Hidalgo County, Texas, with one additional banking location in Progreso, Hidalgo County, Texas. The shareholders of San Juan Bancshares, Inc. (“San Juan”) received 149,995 shares of Texas Regional common stock in exchange for their shares of San Juan common stock. San Juan had total assets of approximately $49.9 million, loans of $23.0 million, deposits of $44.7 million and equity of $4.3 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements from the date of acquisition, November 18, 2002. Texas Country Bank merged with and into the Bank.

On February 14, 2003, the Company completed the acquisition of Corpus Christi Bancshares, Inc. and its subsidiary, The First State Bank located in Bishop, Nueces County, Texas, with one additional banking location in Corpus Christi, Nueces County, Texas. The shareholders of Corpus Christi Bancshares, Inc. (“Corpus Christi”) received 37,128 shares of Texas Regional common stock in exchange for their shares of Corpus Christi common stock not owned by Texas Regional. Texas Regional already owned approximately 32 percent of the shares of Corpus Christi. Corpus Christi had total assets of approximately $33.4 million, loans of $18.4 million, deposits of $29.2 million and equity of $2.3 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements from the date of acquisition, February 14, 2003. The First State Bank merged with and into the Bank.

RECENT DEVELOPMENTS

On November 19, 2003, the Company and Southeast Texas Bancshares, Inc. jointly executed a definitive agreement for the Company to acquire through merger Southeast Texas Bancshares, Inc. (“Southeast Texas”). Southeast Texas is the privately held bank holding company for Community Bank and Trust, SSB, based in Beaumont, Texas, which operates through 29 branches located throughout a seven county area. As of December 31, 2003, Southeast Texas had total assets of $1,156,406,000. The definitive agreement calls for total consideration of $226,469,000, to be paid 50% to 60% in cash and the balance in newly issued Texas Regional common stock in exchange for all of the outstanding shares of Southeast Texas. The transaction is expected to close in March 2004.

OVERVIEW

Texas Regional is the only publicly-held bank holding company headquartered in the Rio Grande Valley. Its principal subsidiary, Texas State Bank, offers its customers an array of financial products, while retaining the local appeal and level of service of a community bank. The Company provides full-service banking and personal trust services to individuals, businesses and municipalities in our market areas. These services include commercial and consumer loans, checking, savings and time deposit accounts and trust services. Management believes that the Company is well positioned in its primary market area due to its responsive customer service, the strong community involvement of management and employees, and the vitality of the economy in its market area. The Company’s strategy is to provide a business culture in which individual customers and small and medium sized businesses are accorded the highest priority in all aspects of the Company’s operation. As of December 31, 2003, the Company had total assets of $4,217,936,000, loans held for investment of $2,519,694,000, deposits of $3,516,435,000 and shareholders’ equity of $421,731,000.

The Company’s primary goal is to broaden its customer base, primarily through expanding its network of full-service banking offices while increasing net income per share. The Company currently operates in thirty-four banking locations. Twenty-eight banking locations are in the Rio Grande Valley. In addition, the Company has one banking location in Bishop, Corpus Christi, Eagle Pass and Sugar Land and two banking locations in Houston. In recent years, the Company has grown significantly through a combination of internal growth and acquisitions. Texas State Bank currently holds approximately 28 percent of the market share in the Rio Grande Valley area. The Company’s most significant acquisitions included the 1996 acquisition of First State Bank & Trust Co. in Mission, Texas, and the Border Bank in Hidalgo, Texas, which increased assets by $554,240,000, as well as the 2002 acquisition of Riverway Holdings, Inc. in Houston, Texas, which increased assets by $694,418,000. With the acquisition of Riverway Holdings, Inc. in 2002, the Company made its first acquisition outside of the Rio Grande Valley and has continued to expand outside its primary market area. As a result of a series of acquisitions, the Company’s full-service banking offices have increased from 19 branches at the end of 1998 to 34 at the end of 2003.

The Company has entered into an agreement to acquire Southeast Texas Bancshares, Inc. with total assets of $1,156,406,000 as of December 31, 2003, which is expected to close in March 2004. The acquisition of Southeast Texas will give Texas Regional a significant presence in the Beaumont metropolitan area and locations in other areas of east Texas. Furthermore, the acquisition will allow the Company to expand its services and offer title insurance agency services and insurance products to its customers, which are presently being offered by Southeast Texas to its customers. In part because of the acquisition of Southeast Texas, the number of full-service banking offices operated by the Company is expected to exceed 60 by the end of 2004.

The Company’s profitability is dependent on managing interest rate spreads, operating expenses and credit risk. Net interest income is the largest component of revenue for the Company. The Company manages interest rate risks through the funds management policy of the Company by offering deposit and/or loan structures that tend to counter the natural rate risk profile of the Company. The Company addresses loan and deposit pricing, the asset and liability mix and interest rate sensitivity on a periodic basis. Although interest rates during 2003 reached record low levels, the Company generated increased earnings by managing interest rate spreads in the decreasing interest rate environment. Despite a decrease in rates during the last two years, net yield on average interest-earning assets has not decreased significantly. The Company evaluates its management of operating expenses through the efficiency ratio, which has ranged from 44.87% to 46.34% during the past five years. The Company manages its credit risk by establishing underwriting guidelines, which address the characteristics of borrowers, industries, geographic locations and risk products. The credit process is controlled by continuous review and credit analysis.

EARNINGS SUMMARY

Net income was $62,309,000, $53,847,000 and $39,422,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and diluted net income per share was $2.10, $1.86 and $1.47 for these same periods. The growth in net income from 2002 to 2003 resulted primarily from an $18,673,000 increase in net interest income. The increase was primarily generated from loan growth, although the increase was hampered by a decrease in the average prime rate. Furthermore, despite an increase in average deposits from prior year, interest paid on interest-bearing deposits decreased due to a decline in average rates. In addition, salaries and employee benefits increased by $9,589,000 reflecting increases in base salaries, higher staff levels and medical insurance premiums. The Company posted returns on average assets of 1.54%, 1.58% and 1.58% and returns on average equity of 15.41%, 16.05% and 15.75% for the years ended 2003, 2002 and 2001, respectively. The Company’s efficiency ratio was 46.26% in 2003, 44.87% in 2002 and 46.10% in 2001. The efficiency ratio is defined as Noninterest Expense divided by the total of Net Interest Income and Noninterest Income.

ANALYSIS OF FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $100,723,000 at December 31, 2003. By comparison, the Company had $138,539,000 in cash and cash equivalents at December 31, 2002, a decrease of $37,816,000 or 27.3%.

SECURITIES

Securities consist of U.S. Treasury, U.S. Government Agency, mortgage-backed and state, county and municipal securities. The Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as held to maturity and measured at amortized cost in the consolidated balance sheets only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the consolidated balance sheets with unrealized holding gains and losses included in net income. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the consolidated balance sheets with unrealized holding gains and losses reported in accumulated other comprehensive income, net of applicable income taxes, until realized.

At December 31, 2003 and December 31, 2002, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table displays the carrying amount (fair value) of securities available for sale:

	December 31,
Securities Available for Sale	2003	2002	2001
	(Dollars in Thousands)
U.S. Treasury	$6,220	$727	$403
U.S. Government Agency	892,505	808,925	419,673
Mortgage-Backed	345,876	283,236	165,614
States and Political Subdivisions	110,089	80,936	59,800
Other	31,124	21,841	9,231
Total	$1,385,814	$1,195,665	$654,721

The following table presents the maturities, amortized cost, estimated fair value and weighted average yields of securities available for sale at December 31, 2003. Mortgage backed securities were allocated based on weighted average life:

	Amortized Cost Maturing
Securities Available for Sale	One Year Or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
U.S. Treasury	$704	$5,495	$—	$—	$6,199	$6,220
U.S. Government Agency	1,218	867,647	12,457	—	881,322	892,505
Mortgage-Backed	26,661	268,153	50,544	—	345,358	345,876
States and Political Subdivisions	20,440	38,025	39,595	7,793	105,853	110,089
Other	—	2,655	4,994	23,364	31,013	31,124
Total	$49,023	$1,181,975	$107,590	$31,157	$1,369,745	$1,385,814
Weighted Average Yields
(Tax-Equivalent Basis)
U.S. Treasury	2.76%	2.51%	—%	—%	2.54%
U.S. Government Agency	1.56	3.43	5.89	—	3.46
Mortgage-Backed	2.85	3.69	3.73	—	3.63
States and Political Subdivisions	4.67	5.07	6.40	7.99	5.70
Other	—	5.68	7.39	3.35	4.20
Total	3.58%	3.54%	5.13%	4.51%	3.69%

Net unrealized holding gains, net of related tax effect, of $10,356,000 and $22,128,000 at December 31, 2003 and December 31, 2002, respectively, on securities available for sale are reported as a separate component of shareholders’ equity as accumulated other comprehensive income.

The following table displays the carrying amount (amortized cost) of securities held to maturity:

	December 31,
Securities Held to Maturity	2003	2002	2001
	(Dollars in Thousands)
States and Political Subdivisions	$410	$414	$914
Total	$410	$414	$914

The following table presents the maturities, amortized cost, estimated fair value and weighted average yields of securities held to maturity at December 31, 2003:

	Amortized Cost Maturing
Securities Held to Maturity	One Year Or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
States and Political Subdivisions	$200	$210	$—	$—	$410	$431
Total	$200	$210	$—	$—	$410	$431
Weighted Average Yields
(Tax-Equivalent Basis)
States and Political Subdivisions	9.33%	9.48%	—%	—%	9.41%
Total	9.33%	9.48%	—%	—%	9.41%

All investments in states and political subdivisions are investments in entities within the State of Texas. No single issuer accounted for as much as 10.0% of total shareholders’ equity at December 31, 2003. Of the obligations of states and political subdivisions held by the Company at December 31, 2003, 65.5% were rated A or better by Moody’s Investor Services, Inc. and 80.3% of the non-rated issues or $28,558,000 are local issues purchased in private placement transactions.

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

The majority of the Company’s loans are loans held for investment except for certain mortgage loans originated and intended for sale in the secondary market. Loans held for sale represent 0.95% of total loans at December 31, 2003.

International loans are loans to borrowers that are domiciled in a country other than the United States of America. The Company’s total international loans at December 31, 2003 of $44,229,000 represented 1.8% of total loans held for investment.

Total loans held for investment of $2,519,694,000 at December 31, 2003 increased $252,164,000 or 11.1% compared to December 31, 2002 levels of $2,267,530,000. Loans held for investment increased $557,529,000 or 32.6% during 2002 compared to levels of $1,710,001,000 at December 31, 2001. The increase in total loans held for investment during 2003 is primarily attributable to an increased volume of business conducted by the Company and reflects growth in all loan categories except Agricultural, Agricultural Mortgage, 1-4 Family Mortgage and Consumer. The following table presents the composition of the loans held for investment portfolio at the end of each of the last five years:

Loans Held for Investment Portfolio Composition	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Commercial	$751,267	$668,359	$540,812	$481,277	$391,855
Commercial Tax-Exempt	56,717	29,474	13,832	13,213	22,160
Total Commercial	807,984	697,833	554,644	494,490	414,015
Agricultural	62,319	63,522	57,995	71,482	59,437
Real Estate
Construction	308,331	238,686	151,935	143,023	101,376
Commercial Mortgage	991,976	848,404	621,699	536,856	456,507
Agricultural Mortgage	54,593	57,995	49,888	43,725	38,256
1-4 Family Mortgage	177,711	221,962	162,413	173,860	160,786
Total Real Estate	1,532,611	1,367,047	985,935	897,464	756,925
Consumer	116,780	139,128	111,427	124,391	144,382
Total Loans Held for Investment	$2,519,694	$2,267,530	$1,710,001	$1,587,827	$1,374,759

The contractual maturity schedule of the loans held for investment portfolio at December 31, 2003 follows:

Loans Held for Investment Maturity Schedule	One Year Or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial	$415,937	$228,503	$106,827	$751,267
Commercial Tax-Exempt	30,380	20,949	5,388	56,717
Total Commercial	446,317	249,452	112,215	807,984
Agricultural	51,822	8,673	1,824	62,319
Real Estate
Construction	202,950	80,732	24,649	308,331
Commercial Mortgage	222,424	619,975	149,577	991,976
Agricultural Mortgage	19,750	31,554	3,289	54,593
1-4 Family Mortgage	29,838	103,087	44,786	177,711
Total Real Estate	474,962	835,348	222,301	1,532,611
Consumer	46,545	66,085	4,150	116,780
Total Loans Held for Investment	$1,019,646	$1,159,558	$340,490	$2,519,694
Variable-Rate Loans	$577,945	$642,968	$264,674	$1,485,587
Fixed-Rate Loans	441,701	516,590	75,816	1,034,107
Total Loans Held for Investment	$1,019,646	$1,159,558	$340,490	$2,519,694

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

Nonperforming assets of $20,669,000 at December 31, 2003 decreased $4,741,000 or 18.7% compared to December 31, 2002 levels of $25,410,000. Nonperforming assets decreased as a percentage of total assets from 0.66% at December 31, 2002 to 0.49% at December 31, 2003. During 2002, nonperforming assets increased $3,580,000 or 16.4% compared with December 31, 2001 levels of $21,830,000.

Nonaccrual loans of $10,122,000 at December 31, 2003 decreased $4,678,000 or 31.6% compared to December 31, 2002 levels of $14,800,000. The decrease resulted primarily from one loan relationship in which $4,079,000 was either charged off or transferred to foreclosed assets. Nonaccrual loans of $14,800,000 at December 31, 2002 was comparable to December 31, 2001 levels of $14,034,000, increasing by only $766,000 or 5.5%.

Foreclosed and other assets of $10,547,000 at December 31, 2003 remained comparable to December 31, 2002 levels of $10,610,000 decreasing by only $63,000 or 0.6%. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at December 31, 2003, 2002 and 2001 that are not classified as nonaccrual totaled $8,886,000,

$4,411,000 and $12,164,000, respectively. The increase in accruing loans past due 90 days or more at December 31, 2003 compared to December 31, 2002 was primarily a result of the addition of five relationships totaling $5,857,000. The increase was partially offset by one relationship totaling $1,311,000 transferred to other real estate during 2003. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of loans held for investment and foreclosed and other assets at December 31, 2003 decreased to 1.17% from 1.31% at December 31, 2002 primarily as a result of the increase in loans held for investment.

An analysis of the components of nonperforming assets for each of the last five years follows:

	December 31,
Nonperforming Assets	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Nonaccrual Loans	$10,122	$14,800	$14,034	$8,999	$8,341
Restructured Loans	—	—	—	3,482	—
Nonperforming Loans	10,122	14,800	14,034	12,481	8,341
Foreclosed and Other Assets	10,547	10,610	7,796	4,733	5,958
Total Nonperforming Assets	20,669	25,410	21,830	17,214	14,299
Accruing Loans 90 Days or More Past Due	8,886	4,411	12,164	4,022	2,697
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$29,555	$29,821	$33,994	$21,236	$16,996
Nonperforming Loans as a % of Loans Held for Investment	0.40%	0.65%	0.82%	0.79%	0.61%
Nonperforming Assets as a % of Loans Held for Investment and Foreclosed and Other Assets	0.82	1.12	1.27	1.08	1.04
Nonperforming Assets as a % of Total Assets	0.49	0.66	0.84	0.71	0.67
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a % of Loans Held for Investment and Foreclosed and Other Assets	1.17	1.31	1.98	1.33	1.23

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 2003, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

The allowance for loan losses at December 31, 2003 totaled $31,234,000, representing a net increase of $3,118,000 or 11.1% compared to $28,116,000 at December 31, 2002. The increase in the allowance for loan loss is comparable with the growth in the loans held for investment portfolio of 11.1%. Management believes that the allowance for loan losses at December 31, 2003 adequately reflects the probable losses in the loan portfolio. State and federal bank regulatory authorities, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for each of the last five years:

	Years Ended December 31,
Allowance for Loan Loss Activity	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Balance at Beginning of Period	$28,116	$21,050	$19,458	$16,711	$13,236
Balance from Acquisitions	228	4,732	—	—	1,576
Provision for Loan Losses	13,155	12,331	8,667	8,927	5,432
Charge-Offs
Commercial	6,413	6,989	5,105	4,722	2,279
Agricultural	1,773	60	341	48	106
Real Estate	866	1,897	122	247	192
Consumer	2,358	1,970	1,979	1,992	1,561
Total Charge-Offs	11,410	10,916	7,547	7,009	4,138
Recoveries
Commercial	384	226	112	84	268
Agricultural	57	39	4	441	5
Real Estate	65	106	4	10	48
Consumer	639	548	352	294	284
Total Recoveries	1,145	919	472	829	605
Net Charge-Offs	10,265	9,997	7,075	6,180	3,533
Balance at End of Period	$31,234	$28,116	$21,050	$19,458	$16,711
Ratio of Allowance for Loan Losses to Loans Held for Investment, Net of Unearned Discount	1.24%	1.24%	1.23%	1.23%	1.22%
Ratio of Allowance for Loan Losses to Nonperforming Loans	308.58	189.97	149.99	155.90	200.35
Ratio of Net Charge-Offs to Average Loans Held for Investment, Net of Unearned Discount	0.43	0.48	0.43	0.42	0.29

The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans in the loans held for investment portfolio at the end of each of the last five years follows:

	Years Ended December 31,
	2003		2002		2001		2000		1999
Allocation of the Allowance for Loan Losses	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans
	(Dollars in Thousands)
Commercial	$13,706	32.1%	$9,053	30.8%	$8,797	32.4%	$6,377	31.1%	$6,493	30.1%
Agricultural	876	2.5	2,602	2.8	462	3.4	1,036	4.5	648	4.3
Real Estate	13,213	60.8	13,552	60.3	9,851	57.7	8,444	56.5	7,238	55.1
Consumer	1,338	4.6	1,290	6.1	617	6.5	730	7.9	950	10.5
Environmental	2,101	—	1,619	—	1,323	—	2,871	—	1,382	—
Total	$31,234	100.0%	$28,116	100.0%	$21,050	100.0%	$19,458	100.0%	$16,711	100.0%

PREMISES AND EQUIPMENT, NET

Premises and equipment of $107,875,000 at December 31, 2003 increased $18,375,000 or 20.5% compared to $89,500,000 at December 31, 2002. The increase resulted primarily from $4,204,000 of real estate purchased in Sugar Land, Weslaco and Eagle Pass, Texas for future banking locations, as well as $2,805,000 in real estate purchased for the development of an operations center and branch facility in McAllen. In addition, there was an $8,628,000 increase in premises and equipment relating to the new Sugar Land and Edinburg banking locations. Premises and equipment increased by $13,924,000 or 18.4% during 2002 compared to $75,576,000 at December 31, 2001. The increase resulted primarily from $6,891,000 of premises and equipment acquired through the Riverway and San Juan acquisitions and $6,163,000 for the purchase of an aircraft during second quarter 2002.

GOODWILL

Goodwill of $29,856,000 at December 31, 2003 increased $1,355,000 or 4.8% compared to $28,501,000 at December 31, 2002. The increase is attributable to $1,355,000 in goodwill added with the Corpus Christi acquisition. Goodwill of $28,501,000 at December 31, 2002 increased $4,245,000 or 17.5% compared to $24,256,000 at December 31, 2001. The increase during 2002 compared to 2001 resulted from $4,245,000 in goodwill added with the Riverway acquisition. In accordance with Financial Accounting Standards Board Statement No. 142 (“Statement 142”), “Goodwill and Other Intangible Assets”, the Company discontinued the amortization of goodwill effective January 1, 2002.

IDENTIFIABLE INTANGIBLES, NET

Identifiable intangibles of $15,263,000 at December 31, 2003 decreased $3,191,000 or 17.3% compared to $18,454,000 at December 31, 2002. Identifiable intangibles decreased primarily due to amortization of $3,370,000 for the year ended December 31, 2003, as well as a $395,000 downward adjustment relating to the San Juan core deposit intangible. The decrease was partially offset by the addition of a $551,000 core deposit intangible relating to the Corpus Christi acquisition. Identifiable intangibles of $18,454,000 at December 31, 2002 increased $6,712,000 or 57.2% compared to $11,742,000 at December 31, 2001. The increase in 2002 resulted from $9,268,000 in core deposit intangibles added with the Riverway and San Juan acquisitions. In addition, $849,000 was added in data processing intangibles as a result of the Grapevine data operations center (“Grapevine”) acquisition during first quarter 2002. Core deposit intangibles added with the 2003 and 2002 acquisitions are being amortized over their estimated useful life of 10 years.

DEPOSITS

Total deposits of $3,516,435,000 at December 31, 2003 increased $384,244,000 or 12.3% compared to December 31, 2002 levels of $3,132,191,000, which increased $896,314,000 or 40.1% compared to December 31, 2001 levels of $2,235,877,000. The increase in total deposits is primarily attributable to the vitality of the Rio Grande Valley as well as the expansion into the Bishop, Corpus Christi and Houston markets. Total non-interest bearing deposits of $536,211,000 at December 31, 2003 represented an increase of $90,233,000 or 20.2% compared to December 31, 2002 and increased $115,114,000 or 34.8% compared to December 31, 2001. Total public funds deposits (consisting of Public Funds Demand Deposits, Savings, Money Market Checking and Savings and Time Deposits) of $982,567,000 at December 31, 2003 increased $164,002,000 or 20.0% compared to $818,565,000 at December 31, 2002. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public funds deposits.

The following table presents the composition of total deposits at the end of the last three years:

	December 31,
Deposit Composition	2003	2002	2001
	(Dollars in Thousands)
Demand Deposits
Commercial and Individual	$530,754	$441,775	$326,733
Public Funds	5,457	4,203	4,131
Total Demand Deposits	536,211	445,978	330,864
Interest-Bearing Deposits
Savings
Commercial and Individual	146,836	139,157	117,732
Public Funds	400	374	310
Money Market Checking and Savings
Commercial and Individual	575,689	514,907	436,846
Public Funds	388,747	323,735	124,241
Time Deposits
Commercial and Individual	1,280,589	1,217,787	906,535
Public Funds	587,963	490,253	319,349
Total Interest-Bearing Deposits	2,980,224	2,686,213	1,905,013
Total Deposits	$3,516,435	$3,132,191	$2,235,877
Weighted Average Rate on Interest-Bearing Deposits	1.63%	2.23%	3.13%

Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2003:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)
Three Months or Less	$519,455
After Three through Six Months	247,780
After Six through Twelve Months	315,333
After Twelve Months	215,871
Total	$1,298,439
Weighted Average Rate on Time Deposits of $100,000 or More	2.18%

Mexico is a part of the trade territory of the Company and foreign deposits from Mexican sources have traditionally been a source of funding. Foreign deposits increased by 2.5% as compared to 11.3% internal growth in total deposits. These deposits are received and paid in U.S. dollars.

The following table presents foreign deposits, primarily from Mexican sources:

	December 31,
Foreign Deposits	2003	2002
	(Dollars in Thousands)
Demand Deposits	$21,641	$17,516
Interest-Bearing Deposits
Savings	18,675	20,621
Money Market Checking and Savings	42,302	40,657
Time Deposits Under $100,000	78,759	81,361
Time Deposits of $100,000 or more	226,997	218,796
Total Interest-Bearing Deposits	366,733	361,435
Total Foreign Deposits	$388,374	$378,951
Percent of Total Deposits	11.04%	12.10%
Weighted Average Rate on Foreign Deposits	1.52%	2.21%

SHAREHOLDERS’ EQUITY AND CAPITAL RESOURCES

Shareholders’ equity increased by $44,276,000 or 11.7% during the year ended December 31, 2003 primarily due to comprehensive income of $50,537,000 less cash dividends of $14,202,000. Comprehensive income for the period included net income of $62,309,000 and net change in unrealized gains and losses on securities available for sale, net of tax, of $11,772,000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital:

Regulatory Capital Ratios	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Texas Regional Bancshares, Inc.
As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$411,360	13.94%	$236,074	8.00%	$295,092	10.00%
Tier I Capital (to Risk-Weighted Assets)	380,126	12.88	118,037	4.00	177,055	6.00
Tier I Capital (to Average Assets)	380,126	9.26	164,120	4.00	205,149	5.00

As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$350,334	13.77%	$203,474	8.00%	$254,342	10.00%
Tier I Capital (to Risk-Weighted Assets)	322,218	12.67	101,737	4.00	152,605	6.00
Tier I Capital (to Average Assets)	322,218	8.89	145,004	4.00	181,255	5.00

Texas State Bank
As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$387,344	13.14%	$235,890	8.00%	$294,863	10.00%
Tier I Capital (to Risk-Weighted Assets)	356,110	12.08	117,945	4.00	176,918	6.00
Tier I Capital (to Average Assets)	356,110	8.68	164,021	4.00	205,026	5.00

As of December 31, 2002
Total Capital (to Risk-Weighted Assets)	$328,630	12.93%	$203,267	8.00%	$254,084	10.00%
Tier I Capital (to Risk-Weighted Assets)	300,514	11.83	101,634	4.00	152,451	6.00
Tier I Capital (to Average Assets)	300,514	8.29	144,938	4.00	181,173	5.00

At December 31, 2003, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

ANALYSIS OF RESULTS OF OPERATIONS

NET INCOME

Net income was $62,309,000 in 2003, compared to $53,847,000 in 2002 and $39,422,000 in 2001. The increase in net income in 2003 from 2002 by $8,462,000 or 15.7% was primarily due to an increase in interest-earning assets, net realized gains on securities available for sale and service charge income. The increase was partially offset by an increase of $9,589,000 in salaries and employee benefits. Net income per diluted common share was $2.10, $1.86 and $1.47 for the years ended December 31, 2003, 2002 and 2001, respectively. Return on assets averaged 1.54%, 1.58% and 1.58%, while return on shareholders’ equity averaged 15.41%, 16.05% and 15.75% for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2003, 2002 and 2001:

	Years Ended December 31,
	2003			2002			2001
Tax-Equivalent Basis (1)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Assets
Interest-Earning Assets
Loans Held for Sale	$38,851	$2,407	6.20%	$36,789	$2,203	5.99%	$—	$—	—%
Loans Held for Investment
Commercial	801,638	49,122	6.13	674,185	43,991	6.53	581,152	48,657	8.37
Real Estate	1,443,196	102,903	7.13	1,278,651	97,660	7.64	929,310	84,656	9.11
Consumer	129,519	11,143	8.60	141,420	13,253	9.37	117,439	13,173	11.22
Total Loans Held for Investment	2,374,353	163,168	6.87	2,094,256	154,904	7.40	1,627,901	146,486	9.00
Securities
Taxable	1,207,813	40,619	3.36	934,907	42,008	4.49	585,266	34,369	5.87
Tax-Exempt	89,405	5,428	6.07	68,230	4,569	6.70	50,991	3,582	7.02
Total Securities	1,297,218	46,047	3.55	1,003,137	46,577	4.64	636,257	37,951	5.96
Interest-Bearing and Time Deposits	13,098	177	1.35	974	49	5.03	1,622	85	5.24
Federal Funds Sold	15,269	170	1.11	10,896	174	1.60	15,728	539	3.43
Total Interest-Earning Assets	3,738,789	$211,969	5.67%	3,146,052	$203,907	6.48%	2,281,508	$185,061	8.11%
Cash and Due from Banks	119,668			102,207			74,054
Premises and Equipment, Net	100,183			85,336			75,669
Other Assets	116,861			107,935			78,469
Allowance for Loan Losses	(30,583)			(26,590)			(20,551)
Total Assets	$4,044,918			$3,414,940			$2,489,149
Liabilities
Interest-Bearing Liabilities
Savings	$146,985	$673	0.46%	$130,281	$1,547	1.19%	$114,498	$2,089	1.82%
Money Market Checking and Savings	895,764	8,532	0.95	747,591	11,140	1.49	514,456	14,202	2.76
Time Deposits	1,813,085	44,328	2.44	1,575,186	51,986	3.30	1,231,729	65,001	5.28
Total Savings and Time Deposits	2,855,834	53,533	1.87	2,453,058	64,673	2.64	1,860,683	81,292	4.37
Other Borrowed Money	246,256	6,852	2.78	205,405	7,313	3.56	50,972	2,484	4.87
Total Interest-Bearing Liabilities	3,102,090	$60,385	1.95%	2,658,463	$71,986	2.71%	1,911,655	$83,776	4.38%
Demand Deposits	508,571			397,158			305,423
Other Liabilities	30,003			23,768			21,840
Total Liabilities	3,640,664			3,079,389			2,238,918
Shareholders’ Equity	404,254			335,551			250,231
Total Liabilities and Shareholders’ Equity	$4,044,918			$3,414,940			$2,489,149
Net Interest Income (1)		$151,584			$131,921			$101,285
Tax-Equivalent Adjustment		3,192			2,202			1,759
Net Interest Income, As Reported		$148,392			$129,719			$99,526
Net Yield on Total Interest-Earning Assets (1)			4.05%			4.19%			4.44%

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

Net interest income, reported on a tax-equivalent basis, increased $19,663,000 or 14.9% to $151,584,000 in 2003 compared to $131,921,000 in 2002. The increase in net interest income was largely due to growth of 18.8% in average interest-earning assets, which rose to $3,738,789,000 in 2003 compared to $3,146,052,000 in 2002. However, the increase was partially offset by lower yields on interest-earning assets resulting from decreases in market rates. The loan yield for 2003 decreased as a result of a decrease in the average prime rate from 4.68% in 2002 to 4.12% in 2003. In addition, the decrease in securities yield in 2003 compared to 2002 resulted from the sale or maturity of higher yielding securities and the reinvesting of the proceeds into lower yielding securities. The decrease in the rate paid on interest-bearing liabilities during 2003 was primarily attributable to the general decrease in average short-term interest rates. The net interest margin decreased to 4.05% in 2003 compared to 4.19% in 2002.

Tax-equivalent net interest income was $131,921,000 for 2002, an increase of $30,636,000 or 30.2% compared to 2001. The increase in net interest income was largely due to growth of 37.9% in average interest-earning assets, which rose to $3,146,052,000 in 2002 compared to $2,281,508,000 in 2001. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the Riverway and San Juan acquisitions during first and fourth quarter 2002, respectively. Although average interest-earning assets increased substantially, the growth in interest income was only 10.2% as a result of interest rate reductions driven by the Federal Reserve monetary policy during 2001. The loan yield for 2002 decreased as a result of a decrease in the average prime rate from 6.91% in 2001 to 4.68% in 2002. In addition, the decrease in securities yield in 2002 compared to 2001 resulted from the sale or maturity of higher yielding securities and the reinvesting of the proceeds into lower yielding securities. The decrease in the rate paid on interest-bearing liabilities during 2002 was primarily attributable to the general decrease in average short-term interest rates. The net interest margin decreased to 4.19% in 2002 compared to 4.44% in 2001.

The net interest income and the yield on average earning assets were reduced by interest foregone on impaired loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have totaled $1,298,000, $1,752,000 and $2,582,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The amount of interest income on impaired loans included in net income for cash payments received was $258,000 in 2003, $371,000 in 2002 and $241,000 in 2001.

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

	Increase (Decrease)
	Year Ended December 31, 2003 Compared to 2002				Year Ended December 31, 2002 Compared to 2001
Tax-Equivalent Basis (1)	Net Change	Due to Change in		Rate/ Volume	Net Change	Due to Change in		Rate/ Volume
		Volume	Rate			Volume	Rate
	(Dollars in Thousands)
Interest Income
Loans Held for Sale	$204	$124	$77	$3	$2,203	$2,203	$—	$—
Loans Held for Investment	8,264	20,727	(11,100)	(1,363)	8,418	41,964	(26,076)	(7,470)
Securities
Taxable	(1,389)	12,253	(10,564)	(3,078)	7,639	20,532	(8,071)	(4,822)
Tax-Exempt	859	1,419	(430)	(130)	987	1,211	(167)	(57)
Interest-Bearing and Time Deposits	128	610	(36)	(446)	(36)	(34)	(3)	1
Federal Funds Sold	(4)	70	(53)	(21)	(365)	(165)	(288)	88
Total Interest Income	8,062	35,203	(22,106)	(5,035)	18,846	65,711	(34,605)	(12,260)
Interest Expense
Deposits	(11,140)	10,633	(18,889)	(2,884)	(16,619)	25,881	(32,237)	(10,263)
Other Borrowed Money	(461)	1,454	(1,602)	(313)	4,829	7,526	(669)	(2,028)
Total Interest Expense	(11,601)	12,087	(20,491)	(3,197)	(11,790)	33,407	(32,906)	(12,291)
Net Interest Income Before Allocation of Rate/Volume	19,663	23,116	(1,615)	(1,838)	30,636	32,304	(1,699)	31
Allocation of Rate/Volume	—	(1,907)	69	1,838	—	(1,839)	1,870	(31)
Changes in Net Interest Income	$19,663	$21,209	$(1,546)	$—	$30,636	$30,465	$171	$—

(1)   For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% effective federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

PROVISION FOR LOAN LOSSES – CRITICAL ACCOUNTING POLICY

The Company recorded a provision for loan losses of $13,155,000 for 2003 compared to $12,331,000 for 2002 and $8,667,000 for 2001. The increase in the provision is primarily attributable to the Company’s continuing review of the adequacy of the loan loss allowance and growth in the loan portfolio. Net charge-offs totaled $10,265,000 and $9,997,000 for 2003 and 2002, respectively, and decreased to 0.43% of average loans held for investment in 2003 compared to 0.48% of average loans held for investment in 2002. Net charge-offs were $7,075,000 or 0.43% of average loans held for investment in 2001. The increase in net charge-offs in 2002 is primarily attributable to $3,153,000 charged off on a loan relationship.

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

NONINTEREST INCOME

Noninterest Income totaled $50,255,000 for 2003 compared to $40,003,000 for 2002 and $29,213,000 for 2001. Excluding net realized gains on sales of securities available for sale, Noninterest Income increased $4,197,000 or 11.9% in 2003 compared to 2002 and $7,501,000 or 27.1% in 2002 compared to 2001. The Noninterest Income growth in 2003 resulted primarily from an increase in total service charges and net realized gains on sales of securities available for sale.

Total Service Charges were $31,155,000 for 2003 compared to $25,640,000 for 2002 and $20,472,000 for 2001. The increase in Total Service Charges in 2003 by $5,515,000 or 21.5% compared to 2002 was generated from deposit growth combined with  an increase of $3,994,000 in non-sufficient check and return item charges. During July 2003, non-sufficient fund item charges increased from $25 per item to $30 per item. The increase in Total Service Charges during 2002 by $5,168,000 or 25.2% is primarily due an increase in deposits primarily resulting from acquisitions and an increase of $3,266,000 in non-sufficient check and return item charges.

Trust Service Fees were $2,870,000 for 2003 compared to $2,730,000 for 2002 and $2,494,000 for 2001. The increase in Trust Service Fees during 2003 by $140,000 or 5.1% is attributable to an increase in the average market value of trust accounts managed by 1.3%. The fair market value of assets managed was $495,593,000 at December 31, 2003 compared to $491,087,000 at December 31, 2002. In addition, the Trust Service Fees increased by $236,000 or 9.5% in 2002 compared to 2001 primarily due to an increase in the average market value of trust accounts managed by 16.7%. The fair market value of assets managed at December 31, 2001 was $441,000,000. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

Net Realized Gains on Sales of Securities Available for Sale were $10,840,000 for 2003 compared to $4,785,000 for 2002 and $1,496,000 for 2001. During 2003, bond prices generally rose and the Company sold various securities that had unrealized gains and were likely to be called through May 2005. The Company sold various securities in 2002 and 2001 that had unrealized gains and were likely to be called during the latter half of the year and the first half of the following year.

Data Processing Service Fees of $7,293,000 for 2003 increased $889,000 or 13.9% compared to $6,404,000 for 2002. Data processing fees increased due to an increase in the volume of transactions for three data processing clients. The data processing contracts stipulate an increase in monthly fees based on volume levels. Data Processing Service Fees of $6,404,000 in 2002 increased by $3,210,000 or 100.5% compared to $3,194,000 in 2001 primarily due to the acquisition of the Grapevine data processing center and related data processing contracts during first quarter 2002. The number of data processing clients as of December 31, 2003, 2002 and 2001 was 26, 25, and 8, respectively.

Loan Servicing Loss, Net of $4,830,000 for 2003 increased $3,157,000 compared to a $1,673,000 loss for 2002. Although servicing and related fees totaled $2,295,000 in 2003, amortization of mortgage servicing rights of $5,545,000 and an addition to the valuation allowance of mortgage servicing rights of $1,580,000 resulted in a net loss in 2003. Loan Servicing Loss, Net totaled $1,673,000 for 2002. Although servicing and related fees totaled $2,498,000 in 2002, amortization of mortgage servicing rights of $2,488,000 and an addition to the valuation allowance of mortgage servicing rights of $1,683,000 resulted in a net loss in 2002. Amortization in excess of servicing fees during 2003 and 2002 was the result of faster than expected prepayments on the serviced mortgage loan portfolio. The mortgage servicing activity was acquired with the Riverway acquisition during first quarter 2002. The carrying value of mortgage servicing rights was $10,401,000 and $15,264,000 at December 31, 2003 and 2002, respectively.

Other Noninterest Income of $2,927,000 for 2003 increased $810,000 or 38.3% compared to $2,117,000 reported for 2002. The increase in Other Noninterest Income during 2003 was primarily due to a $936,000 increase in gains recognized on the sale of loans held for sale. Other Noninterest Income in 2002 of $2,117,000 increased $560,000 or 36.0% compared to

$1,557,000 reported for 2001. The increase in Other Noninterest Income during 2002 was primarily due to $663,000 in gains recognized on the sale of loans held for sale. This was partially offset by a $340,000 loss recognized on the disposal of obsolete computer equipment during second quarter 2002. In addition, the Company received a $100,000 sign up bonus in 2002 for changing the company used for customer check orders.

NONINTEREST EXPENSE

Noninterest Expense of $91,890,000 for 2003 increased $15,731,000 or 20.7% compared to $76,159,000 for 2002. Noninterest Expense for 2002 increased $16,815,000 or 28.3% compared to $59,344,000 for 2001. The increase in 2003 resulted primarily from higher personnel costs attributable in part to an increase in the number of banking locations. The efficiency ratio of expense to total revenue was 46.26% for 2003 compared to 44.87% for 2002 and 46.10% for 2001. The efficiency ratio is defined as Noninterest Expense divided by the total of Net Interest Income and Noninterest Income.

Salaries and Employee Benefits, the largest category of Noninterest Expense, were $47,582,000 in 2003, $37,993,000 in 2002 and $27,933,000 in 2001. The increase in 2003 over 2002 by $9,589,000 or 25.2% reflects increases in base salaries and higher levels of staff. The number of average full-time equivalent employees increased by 15.0% in 2003 from 2002. Employee medical insurance premiums increased $1,941,000 or 43.0% compared to 2002. The increase resulted primarily from the full impact of the May 2002 change in non-officer employee’s medical insurance coverage. In May 2002, the Company began paying 100% of non-officer employee’s medical insurance, up from 50% paid in prior periods. The increase in 2002 over 2001 by $10,060,000 or 36.0% reflects increases in base salaries and higher levels of staff, including staff acquired as a result of the Riverway, San Juan, and Grapevine acquisitions. The number of average full-time equivalent employees increased by 14.9% in 2002 from 2001. Officer bonuses also increased from $422,000 in 2001 to $861,000 in 2002. In addition, the change in employee medical insurance coverage in May 2002 contributed to medical insurance premiums increasing by $2,110,000 or 87.8% compared to 2001. At the end of 2003, the Company had approximately 1,284 full-time equivalent employees, compared to 1,155 at year end 2002 and 950 at year end 2001. Salaries and Employee Benefits averaged 1.18% of average assets in 2003 compared to 1.11% in 2002 and 1.12% in 2001.

Net Occupancy Expense of $6,848,000 for 2003 increased $1,401,000 or 25.7% compared to $5,447,000 in 2002. The increase in 2003 was primarily attributable to an increase of $584,000 in building lease expense resulting from lease expense on the 1000 Main banking center in Houston and the Corpus Christi banking center, as well as lease expense on the temporary banking facility used while the permanent banking facility was being built in Sugar Land. Net Occupancy Expense of $5,447,000 for 2002 increased $1,089,000 or 25.0% compared to $4,358,000 in 2001. The increase was primarily attributable to occupancy expenses incurred at the Houston and Grapevine locations acquired during first quarter 2002.

Equipment Expense of $10,510,000 for 2003 increased $1,870,000 or 21.6% compared to $8,640,000 for 2002. The increase in 2003 compared to 2002 was primarily due to an increase of $1,093,000 or 22.5% in depreciation expense on furniture, fixtures and equipment resulting from a 14.3% increase in the related asset accounts. In addition, equipment service contract expenses increased by $348,000 or 15.7%. During 2002, Equipment Expense increased $2,075,000 or 31.6% compared to $6,565,000 for 2001. The increase in 2002 compared to 2001 was primarily due to an increase of $1,109,000 or 29.5% in depreciation expense on furniture, fixtures and equipment resulting from a 40.4% increase in the related asset accounts. In addition, equipment service contract expenses increased by $586,000 or 36.1%.

Other Real Estate Expense, Net, includes rental income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net was $734,000 in 2003, increasing by $243,000 or 49.5% compared to $491,000 for 2002. The increase was primarily attributable to a decrease of $209,000 in net gains on sale of other real estate properties compared to 2002. Other Real Estate Expense, Net of $491,000 for 2002 decreased $622,000 or 55.9% compared to $1,113,000 reported for 2001. The decrease was attributable to a $542,000 decrease in expenses on a foreclosed property resulting primarily from a $369,000 write down of machinery and equipment compared to the previous year. Management is actively seeking buyers for all Other Real Estate.

Amortization of Goodwill was $0 for 2003 and 2002. The Company adopted Financial Accounting Standards Board Statement 142 as of January 1, 2002 and no longer amortizes goodwill. Amortization of Goodwill was $2,294,000 in 2001.

Amortization of Identifiable Intangibles of $3,370,000 for 2003 was comparable to $3,432,000 for 2002. Amortization of Identifiable Intangibles of $3,432,000 for 2002 increased $1,298,000 or 60.8% compared to $2,134,000 recorded for 2001. The increase is a result of amortization of $1,421,000 on intangibles added with the Riverway, San Juan and Grapevine acquisitions.

Other Noninterest Expense of $22,846,000 for 2003 increased by $2,690,000 or 13.3% compared to $20,156,000 for 2002. The increase for 2003 over 2002 was primarily attributable to an increase in the volume of business conducted by the Company. Other Noninterest Expense of $20,156,000 for 2002 increased by $5,209,000 or 34.8% compared to $14,947,000 for

2001. The increase for 2002 over 2001 was primarily attributable to an increased volume of business, primarily due to the 2002 acquisitions.

A detailed summary of Noninterest Expense during the last three years follows:

(Dollars in Thousands)	2003	2002	2001

Salaries and Wages	$35,260	$28,916	$22,105
Employee Benefits	12,322	9,077	5,828
Total Salaries and Employee Benefits	47,582	37,993	27,933
Net Occupancy Expense	6,848	5,447	4,358
Equipment Expense	10,510	8,640	6,565
Other Real Estate Expense, Net
Rental Income	(535)	(638)	(737)
(Gain) Loss on Sale	(21)	(230)	188
Expenses	1,200	1,283	1,641
Write-Downs	90	76	21
Total Other Real Estate Expense, Net	734	491	1,113
Amortization of Goodwill	—	—	2,294
Amortization of Identifiable Intangibles	3,370	3,432	2,134
Other Noninterest Expense
Advertising and Public Relations	3,755	2,697	2,297
Data Processing and Check Clearing	3,470	2,812	2,016
Director Fees	523	485	405
Franchise Tax	254	215	155
Insurance	559	532	350
FDIC Insurance	517	529	400
Legal	1,764	1,367	1,148
Professional Fees	2,909	3,283	1,825
Postage, Delivery and Freight	1,695	1,541	1,064
Printing, Stationery and Supplies	2,345	2,199	1,700
Telephone	948	880	716
Other Losses	829	815	983
Miscellaneous Expense	3,278	2,801	1,888
Total Other Noninterest Expense	22,846	20,156	14,947
Total Noninterest Expense	$91,890	$76,159	$59,344

INCOME TAX EXPENSE

The Company recorded income tax expense of $31,293,000 for 2003 compared to $27,385,000 for 2002 and $21,306,000 for 2001. The changes in income tax expense are due primarily to changes in the level of pretax income. The Company’s effective tax rate for 2003 was 33.4% compared to 33.7% for 2002 and 35.1% for 2001. The decrease in the effective tax rate in 2002 compared to 2001 is due to the Bank no longer amortizing goodwill beginning in 2002, which was nondeductible for income tax purposes.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2003, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.94%, a Tier I risk-based capital ratio of 12.88% and a leverage ratio of 9.26%.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future, provide asset liquidity. These include cash, interest-bearing deposits, federal funds sold, time deposits, U.S. Treasury, U.S. Government

Agency and mortgage-backed securities. At December 31, 2003, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, was 37.9% compared to 38.3% at December 31, 2002 and 30.3% at December 31, 2001.

Liability liquidity is provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have, nor does it solicit, brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. At December 31, 2003, the Company had lines of credit totaling $60,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $208,094,000 from the Federal Home Loan Bank, of which $153,000,000 was advanced at December 31, 2003. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

At December 31, 2003, the Company had outstanding commitments to extend credit of approximately $536,267,000, commercial letters of credit of $1,500,000, standby letters of credit of $80,068,000, and credit card guarantees of $1,342,000. In addition, the Company had construction commitments of $804,000.

During 2003, funds for $988,089,000 of securities purchases and $250,538,000 of net growth in the loans held for investment portfolio came from various sources, including $783,175,000 in proceeds from maturing and sold securities, a net increase in deposits of $355,022,000 and $120,959,000 from operating activities.

The Company is dependent on dividend and interest income from the Bank and the sale of stock for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines. At December 31, 2003, an aggregate of $92,481,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents contractual cash obligations of the Company as of December 31, 2003:

	Payments due by Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in Thousands)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$91,565	$74,897	$16,668	$—	$—
Federal Home Loan Bank Advances	153,000	153,000	—	—	—
Trust Preferred Securities	15,000	—	—	—	15,000
Operating Leases	9,883	739	1,186	960	6,998
Construction Commitments	804	804	—	—	—
Total Contractual Cash Obligations	$270,252	$229,440	$17,854	$960	$21,998

The following table presents contractual commercial commitments of the Company as of December 31, 2003:

		Amount of Commitment Expiration Per Period
Commercial Commitments	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in Thousands)
Lines of Credit	$536,267	$327,437	$159,261	$20,565	$29,004
Commercial Letters of Credit	1,500	1,500	—	—	—
Standby Letters of Credit	80,068	76,885	2,841	342	—
Credit Card Guarantees	1,342	418	915	9	—
Total Commercial Commitments	$619,177	$406,240	$163,017	$20,916	$29,004

CRITICAL ACCOUNTING POLICY

The Company considers its Allowance for Loan Losses and related provision for loan losses policy as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of probable loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of probable losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans held for investment on the consolidated balance sheets. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See “Allowance for Loan Losses - Critical Accounting Policy” and “Provision for Loan Losses - Critical Accounting Policy” contained herein and “Allowance for Loan Losses” included in Note 1 of the Notes to Consolidated Financial Statements for further information regarding the Company’s provision and allowance for loan losses policy.

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

The following table summarizes the simulated change in net interest income over a 12-month period as of December 31, 2003 and December 31, 2002:

Changes in Interest	Estimated Net	Increase (Decrease) in Net Interest Income
Rates (Basis Points)	Interest Income	Amount	Percent
	(Dollars in Thousands)
December 31, 2003
+100	$173,992	$9,637	5.9%
-	164,355	—	—
-100	158,866	(5,489)	(3.3)
December 31, 2002
+100	154,527	1,856	1.2
-	152,671	—	—
-100	150,664	(2,007)	(1.3)

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

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 2003:

Interest Rate Sensitivity Analysis	0-3 Months	4-6 Months	7-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Loans Held for Investment	$1,653,735	$111,206	$162,345	$516,591	$75,817	$2,519,694
Loans Held for Sale	24,078	—	—	—	—	24,078
Securities
Available for Sale	4,881	28,151	17,432	1,193,915	141,435	1,385,814
Held to Maturity	—	—	200	210	—	410
Interest-Bearing and Time Deposits	651	93	3	8	—	755
Total Interest-Bearing Assets	1,683,345	139,450	179,980	1,710,724	217,252	3,930,751
Savings	147,236	—	—	—	—	147,236
Money Market Checking and Savings Accounts	964,436	—	—	—	—	964,436
Time Deposits	684,161	368,373	461,112	353,990	916	1,868,552
Other Borrowed Money	217,897	5,000	10,000	16,668	10,000	259,565
Total Interest-Bearing Liabilities	2,013,730	373,373	471,112	370,658	10,916	3,239,789
Rate Sensitivity GAP (1)	$(330,385)	$(233,923)	$(291,132)	$1,340,066	$206,336	$690,962
Cumulative Rate Sensitivity GAP	$(330,385)	$(564,308)	$(855,440)	$484,626	$690,962
Ratio of Cumulative Rate Sensitivity GAP to Total Assets	(7.83)%	(13.38)%	(20.28)%
Ratio of Cumulative Rate Sensitive Interest-Earning Assets to Cumulative Rate Sensitive Interest-Bearing Liabilities	0.84:1	0.76:1	0.70:1

(1) Rate sensitive interest-earning assets less rate sensitive interest-bearing liabilities.

CURRENT ACCOUNTING ISSUES

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”. This interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities (“VIE”) and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through VIEs. Including the assets, liabilities and results of activities of VIEs in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risk and opportunities of the consolidated enterprise. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. However, in December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (“SPE”), the revised FIN 46 (“FIN 46R”) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable; however, for all SPEs created prior to February 1, 2003, application is required at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. The Company will adopt FIN 46R for non-SPE entities as of March 31, 2004.

FIN 46R will have an impact on the Company’s consolidated financial statements resulting from the deconsolidation of the business trusts utilized to issue the Company’s trust preferred securities. The consolidated financial statements will reflect an equity investment in the trusts and an increase to other borrowed money by the same amount. If FIN 46R had been adopted as of December 31, 2003, the Company’s consolidated balance sheet would have included an asset of $465,000 representing our investment in the business trusts and an offsetting increase to other borrowed money. In addition, both other noninterest income and interest expense would have increased by $40,000, resulting in no change to net income. The deconsolidation of the business trusts will be reflected in the Company’s March 31, 2004 consolidated financial statements. As part of its planned acquisition of Southeast Texas Bancshares, Inc., the Company in February 2004 sold an additional $50 million of trust preferred securities to partly finance the cash portion of the purchase price. Adoption of FIN 46R will also impact the accounting for the issuance of the additional trust preferred securities.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149 (“Statement 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement 149 amends Financial Accounting Standards Board Statement No. 133 (“Statement 133”), “Accounting for Derivative Instruments and Hedging Activities” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of underlying to conform to the language in FASB Interpretation No. 45, and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of Statement 149 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2003, the Financial Accounting Standards Board issued Statement No. 132 (Revised 2003) (“Statement 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106”. Statement 132R amends Statement No. 87, “Employers’ Accounting for Pensions”, Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and Statement No.

106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. However, the Statement does not change the recognition and measurement requirements of those Statements. Statement 132R retains the disclosure requirements contained in Financial Accounting Standards Board Statement 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106”, which it replaces and requires additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The adoption of Statement 132R did not have an impact on the Company’s consolidated financial statements.

FOURTH QUARTER RESULTS

The fourth quarter net income for 2003 of $15,944,000 or $0.54 per diluted common share reflected an increase of $2,026,000 or 14.6% compared to $13,918,000 or $0.47 per diluted common share for fourth quarter 2002.

Net interest income, on a tax-equivalent basis, of $40,899,000 for fourth quarter 2003 increased $5,910,000 or 16.9% compared to $34,989,000 for fourth quarter 2002. Average interest-earning assets increased by $423,591,000 or 12.4% to $3,852,519,000 for the three months ended December 31, 2003 compared to the same period in 2002. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well an increase in securities available for sale funded by deposit growth. Although average interest-earning assets increased by 12.4%, the growth in interest income was hampered by interest rate reductions driven by the Federal Reserve monetary policy. Net interest margin for fourth quarter 2003 was 4.21% compared to 4.05% for fourth quarter 2002.

The provision for loan losses for fourth quarter 2003 totaled $3,184,000 compared to $3,676,000 for fourth quarter 2002, reflecting a decrease of $492,000 or 13.4%. The decrease in the provision is primarily attributable to our continual review of the adequacy of our loan loss allowance. Net charge-offs of $1,874,000 for fourth quarter 2003 decreased $912,000 or 32.7% compared to $2,786,000 for fourth quarter 2002.

Noninterest income of $10,963,000 for fourth quarter 2003 increased $1,148,000 or 11.7% compared to $9,815,000 for fourth quarter 2002. The majority of the increase is attributable to an increase of $1,124,000 in non-sufficient check and return item charges resulting from deposit growth, as well as an increase in non-sufficient fund item charges from $25 per item to $30 per item during July 2003.

Noninterest expense of $23,787,000 for fourth quarter 2003 increased $3,856,000 or 19.3% compared to $19,931,000 for fourth quarter 2002, primarily due to an increase in salaries and employee benefits and other noninterest expense. The efficiency ratio of expense to total revenue averaged 46.72% for fourth quarter 2003 compared to 45.13% for fourth quarter 2002.

The fourth quarter net income for 2003 of $15,944,000 or $0.54 per diluted common share was comparable to $15,569,000 or $0.52 per diluted common share for third quarter 2003, reflecting an increase of $375,000 or 2.4%. Net interest income, on a tax-equivalent basis, of $40,899,000 for fourth quarter 2003 increased $2,860,000 or 7.5% compared to $38,039,000 for third quarter 2003, reflecting a continued increase in volume of earning assets. Average earning assets of $3,852,519,000 for fourth quarter 2003 increased $63,375,000 or 1.7% compared to $3,789,144,000 for third quarter 2003. The fourth quarter 2003 net interest margin of 4.21% compared to 3.98% in third quarter 2003.

The provision for loan losses for fourth quarter 2003 of $3,184,000 decreased $667,000 or 17.3% compared to $3,851,000 reported for third quarter 2003. The decrease in the provision is attributable to our continual review of the adequacy of the loan loss allowance. Net charge-offs of $1,874,000 for fourth quarter 2003 decreased $1,419,000 or 43.1% compared to net charge-offs of $3,293,000 for third quarter 2003.

Noninterest income of $10,963,000 for fourth quarter 2003 decreased $2,278,000 or 17.2% compared to $13,241,000 for third quarter 2003. The decrease was primarily attributable a $1,854,000 decrease in net realized gains on sales of securities available for sale during fourth quarter 2003 compared to third quarter 2003.

Noninterest expense of $23,787,000 for fourth quarter 2003 was comparable to $23,267,000 for third quarter 2003, increasing by $520,000 or 2.2%. The efficiency ratio of expense to total revenue averaged 46.72% for fourth quarter 2003 compared to 46.18% for third quarter 2003.

The nonperforming loans at December 31, 2003 of $10,122,000 was comparable to $10,561,000 for September 30, 2003, decreasing by $439,000 or 4.2%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Texas Regional Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Austin, Texas
January 16, 2004

CONSOLIDATED FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except Share Data)	2003	2002
Assets
Cash and Due From Banks	$100,167	$124,125
Interest-Bearing Deposits at Other Banks	556	614
Federal Funds Sold	—	13,800
Total Cash and Cash Equivalents	100,723	138,539
Time Deposits	199	299
Securities Available for Sale, at Fair Value	1,385,814	1,195,665
Securities Held to Maturity, at Amortized Cost (Fair Value of $431 in 2003 and $451 in 2002)	410	414
Loans Held for Sale	24,078	56,175
Loans Held for Investment, Net of Unearned Discount of $261 in 2003 and $1,109 in 2002	2,519,694	2,267,530
Less: Allowance for Loan Losses	(31,234)	(28,116)
Net Loans Held for Investment	2,488,460	2,239,414
Premises and Equipment, Net	107,875	89,500
Accrued Interest Receivable	27,740	27,781
Other Real Estate	8,785	9,159
Goodwill	29,856	28,501
Identifiable Intangibles, Net	15,263	18,454
Other Assets	28,733	31,286
Total Assets	$4,217,936	$3,835,187
Liabilities
Deposits
Demand	$536,211	$445,978
Savings	147,236	139,531
Money Market Checking and Savings	964,436	838,642
Time Deposits	1,868,552	1,708,040
Total Deposits	3,516,435	3,132,191
Other Borrowed Money	259,565	293,518
Accounts Payable and Accrued Liabilities	20,205	32,023
Total Liabilities	3,796,205	3,457,732
Commitments and Contingencies (Notes 7, 11, 12 and 20)
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 29,470,659 Shares in 2003 and 26,488,153 Shares in 2002	29,471	26,488
Paid-In Capital	278,131	186,169
Retained Earnings	103,773	142,670
Accumulated Other Comprehensive Income	10,356	22,128
Total Shareholders’ Equity	421,731	377,455
Total Liabilities and Shareholders’ Equity	$4,217,936	$3,835,187

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2003	2002	2001
Interest Income
Loans Held for Sale	$2,407	$2,203	$—
Loans Held for Investment, Including Fees	161,978	154,370	146,017
Securities
Taxable	40,619	42,008	34,369
Tax-Exempt	3,426	2,901	2,292
Interest-Bearing and Time Deposits	177	49	85
Federal Funds Sold	170	174	539
Total Interest Income	208,777	201,705	183,302
Interest Expense
Deposits	53,533	64,673	81,292
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	3,410	3,972	2,248
Federal Home Loan Bank Advances	2,057	1,838	236
Trust Preferred Securities	1,275	1,126	—
Subordinated Debentures	110	377	—
Total Interest Expense	60,385	71,986	83,776
Net Interest Income Before Provision for Loan Losses	148,392	129,719	99,526
Provision for Loan Losses	13,155	12,331	8,667
Net Interest Income After Provision for Loan Losses	135,237	117,388	90,859
Noninterest Income
Service Charges on Deposit Accounts	24,920	20,430	16,965
Other Service Charges	6,235	5,210	3,507
Trust Service Fees	2,870	2,730	2,494
Net Realized Gains on Sales of Securities Available for Sale	10,840	4,785	1,496
Data Processing Service Fees	7,293	6,404	3,194
Loan Servicing Loss, Net	(4,830)	(1,673)	—
Other Noninterest Income	2,927	2,117	1,557
Total Noninterest Income	50,255	40,003	29,213
Noninterest Expense
Salaries and Employee Benefits	47,582	37,993	27,933
Net Occupancy Expense	6,848	5,447	4,358
Equipment Expense	10,510	8,640	6,565
Other Real Estate Expense, Net	734	491	1,113
Amortization of Goodwill	—	—	2,294
Amortization of Identifiable Intangibles	3,370	3,432	2,134
Other Noninterest Expense, Net	22,846	20,156	14,947
Total Noninterest Expense	91,890	76,159	59,344
Income Before Income Tax Expense	93,602	81,232	60,728
Income Tax Expense	31,293	27,385	21,306
Net Income	62,309	53,847	39,422
Other Comprehensive Income (Loss), Net of Tax
Net Unrealized Gains (Losses) on Securities Available for Sale
Net Unrealized Holding Gains (Losses) Arising During Period	(4,726)	22,654	5,718
Less: Reclassification Adjustment for Net Realized Gains Included in Net Income	7,046	3,110	972
Total Other Comprehensive Income (Loss)	(11,772)	19,544	4,746
Comprehensive Income	$50,537	$73,391	$44,168
Net Income Per Common Share
Basic	$2.12	$1.88	$1.48
Diluted	2.10	1.86	1.47

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in Thousands)	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2000	$16,091	$134,084	$79,691	$(2,162)	$227,704
Net Income	—	—	39,422	—	39,422
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	4,746	4,746
Total Comprehensive Income	—	—	39,422	4,746	44,168
Exercise of Stock Options, 145,935 Shares of Class A Common Stock	145	2,129	—	—	2,274
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	814	—	—	814
Class A Common Stock Cash Dividends - $0.364 per share	—	—	(9,701)	—	(9,701)
Balance, December 31, 2001	16,236	137,027	109,412	2,584	265,259
Net Income	—	—	53,847	—	53,847
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	19,544	19,544
Total Comprehensive Income	—	—	53,847	19,544	73,391
Exercise of Stock Options, 176,306 Shares of Class A Common Stock	176	4,154	—	—	4,330
Three-For-Two Stock Split	8,749	—	(8,770)	—	(21)
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	806	—	—	806
Purchase of Riverway Holdings, Inc.	1,177	39,603	—	—	40,780
Purchase of San Juan Bancshares, Inc.	150	4,579	—	—	4,729
Class A Common Stock Cash Dividends - $0.406 per share	—	—	(11,819)	—	(11,819)
Balance, December 31, 2002	26,488	186,169	142,670	22,128	377,455
Net Income	—	—	62,309	—	62,309
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	(11,772)	(11,772)
Total Comprehensive Income	—	—	62,309	(11,772)	50,537
Exercise of Stock Options, 277,914 Shares of Class A Common Stock	278	5,522	—	—	5,800
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	1,033	—	—	1,033
10 percent Stock Dividend	2,668	84,292	(87,004)	—	(44)
Purchase of Corpus Christi Bancshares, Inc.	37	1,115	—	—	1,152
Class A Common Stock Cash Dividends - $0.480 per share	—	—	(14,202)	—	(14,202)
Balance, December 31, 2003	$29,471	$278,131	$103,773	$10,356	$421,731

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Cash Flows from Operating Activities
Net Income	$62,309	$53,847	$39,422
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion	29,517	17,562	10,081
Provision for Loan Losses	13,155	12,331	8,667
Provision for Estimated Losses on Other Real Estate and Other Assets	237	121	30
Increase in Valuation Allowance for Mortgage Servicing Rights	1,580	1,683	—
Net Realized Gains on Sale of Securities Available for Sale	(10,840)	(4,785)	(1,496)
(Gain) Loss on Sale of Other Assets	106	(9)	34
(Gain) Loss on Sale of Other Real Estate	(21)	(230)	188
(Gain) Loss on Disposal of Premises and Equipment	(11)	336	85
Gain on Sale of Loans Held for Sale	(1,599)	(663)	—
Net (Increase) Decrease in Loans Held for Sale	33,696	(6,242)	—
Deferred Tax Benefit	(3,292)	(1,820)	(1,511)
(Increase) Decrease in Accrued Interest Receivable and Other Assets	(3,986)	(1,436)	781
Increase (Decrease) in Accounts Payable and Accrued Liabilities	108	(2,096)	(3,294)
Net Cash Provided by Operating Activities	120,959	68,599	52,987
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	100	292	1,581
Proceeds from Sales of Securities Available for Sale	504,843	365,757	145,601
Proceeds from Maturing Securities Available for Sale	278,327	161,428	356,888
Proceeds from Maturing Securities Held to Maturity	5	500	732
Purchases of Securities Available for Sale	(988,089)	(785,695)	(530,406)
Loan Originations and Advances, Net	(250,538)	(203,084)	(136,180)
Recoveries of Charged-Off Loans	1,145	919	472
Proceeds from Sale of Premises and Equipment	25	38	89
Purchases of Premises and Equipment	(27,052)	(15,510)	(5,057)
Proceeds from Sale of Other Real Estate	2,846	962	2,161
Proceeds from Sale of Other Assets	1,197	1,052	982
Purchase of Data Processing Contracts	—	(849)	—
Net Cash Provided by Mergers	5,883	28,447	—
Net Cash Used in Investing Activities	(471,308)	(445,743)	(163,137)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	204,480	140,132	125,773
Net Increase in Time Deposits	150,542	206,904	356
Net Increase (Decrease) in Other Borrowed Money	(34,403)	79,695	6,480
Cash Dividends Paid on Class A Common Stock	(13,842)	(11,059)	(9,696)
Cash Paid in Lieu of Fractional Shares	(44)	(21)	—
Proceeds from Sale of Common Stock	5,800	4,330	2,274
Net Cash Provided by Financing Activities	312,533	419,981	125,187
Increase (Decrease) in Cash and Cash Equivalents	(37,816)	42,837	15,037
Cash and Cash Equivalents at Beginning of Year	138,539	95,702	80,665
Cash and Cash Equivalents at End of Year	$100,723	$138,539	$95,702
Supplemental Disclosures of Cash Flow Information
Interest Paid	$61,523	$72,206	$85,769
Income Taxes Paid	33,558	28,520	21,694
Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	8,359	6,301	7,753
Financing Provided for Sales of Other Real Estate	1,857	1,606	1,294
Net Decrease in Securities Trades Not Settled	(1,357)	(1,198)	(2,452)
Net Increase in Dividends Payable	360	760	5
The Company acquired Riverway Bancshares, Inc. and its subsidiary, Riverway Bank, on February 22, 2002. Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired Including Goodwill	—	694,418	—
Fair Value of Liabilities Assumed	—	653,638	—
Fair Value of Stock Issued	—	40,780	—
The Company acquired San Juan Bancshares, Inc. and its subsidiary, Texas Country Bank, on November 18, 2002. Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired	—	50,915	—
Fair Value of Liabilities Assumed	—	46,186	—
Fair Value of Stock Issued	—	4,729	—
The Company acquired Corpus Christi Bancshares, Inc. and its subsidiary,
The First State Bank, on February 14, 2003. Assets acquired and liabilities assumed are as follows:
Fair Value of Assets Acquired Including Goodwill	31,067	—	—
Fair Value of Liabilities Assumed	29,915	—	—
Fair Value of Stock Issued	1,152	—	—

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Texas Regional Bancshares, Inc. (the “Parent” or “Corporation”) and subsidiaries (collectively, the “Company”) is headquartered in McAllen, Texas. The Company provides a broad array of customary banking services and operates thirty-four banking offices, including twenty-eight throughout the Rio Grande Valley, one each in Bishop, Corpus Christi, Eagle Pass and Sugar Land and two banking offices in Houston at December 31, 2003. The accounting and reporting policies followed by the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

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

SECURITIES

Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Amortization and accretion on mortgage-backed securities are adjusted for prepayments. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, to changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available for sale and carried at fair value with any adjustments to fair value reported in shareholders’ equity as a component of accumulated other comprehensive income, net of tax. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in net income as realized losses. Securities purchased for trading purposes are held in the trading portfolio at fair value, with changes in fair value included in noninterest income.

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

LOANS HELD FOR INVESTMENT

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

The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate, or for collateral-dependent loans, the fair value, less selling costs, of the collateral. By the time a loan becomes probable of foreclosure, the Company charges it down to fair value, less estimated cost to sell.

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

Management believes that the allowance for loan losses at December 31, 2003 and 2002 adequately reflects the estimated probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

FORECLOSED ASSETS

Foreclosed assets, which includes other real estate and other foreclosed assets reported in other assets, are properties acquired through foreclosure in full or partial satisfaction of the related loan.

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

In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (“Statement 141”), “Business Combinations” and Statement No. 142 (“Statement 142”), “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Financial Accounting Standards Board’s Statement No. 144 (“Statement 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company adopted the provisions of Statement 141 as of June 30, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 did not have an impact on the Company’s consolidated financial statements. Upon adoption of Statement 142, the Company no longer amortizes goodwill. In accordance with Statement 142, the Company completed the necessary transitional impairment reviews for goodwill in 2002, and no impairments were indicated. The Company performs its annual impairment test for goodwill in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill in 2003 or 2002. See Note 5 for the effect of adoption of Statement 142.

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

At December 31, 2003, the Company has six stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of Opinion 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2003	2002	2001
Net Income, As Reported	$62,309	$53,847	$39,422
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(1,582)	(1,480)	(1,105)
Pro Forma Net Income	$60,727	$52,367	$38,317

Net Income per Share
Basic EPS- As Reported	$2.12	$1.88	$1.48
Basic EPS- Pro Forma	2.07	1.83	1.44

Diluted EPS - As Reported	2.10	1.86	1.47
Diluted EPS - Pro Forma	2.04	1.81	1.43

NET INCOME PER COMMON SHARE

Basic net income per share (“EPS”) is calculated by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. The computation of diluted net income per share assumes the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options are considered in net income per share calculations if dilutive, using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”. This interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities (“VIE”) and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through VIEs. Including the assets, liabilities and results of activities of VIEs in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risk and opportunities of the consolidated enterprise. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. However, in December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (“SPE”), the revised FIN 46 (“FIN 46R”) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable, however; for all SPEs created prior to February 1, 2003, application is required at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. The Company will adopt FIN 46R for non-SPE entities as of March 31, 2004.

FIN 46R will have an impact on the Company’s consolidated financial statements resulting from the deconsolidation of the business trusts utilized to issue the Company’s trust preferred securities. The consolidated financial statements will reflect an equity investment in the trusts and an increase to other borrowed money by the same amount. If FIN 46R had been adopted as of December 31, 2003, the Company’s consolidated balance sheet would have included an asset of $465,000 representing our investment in the business trusts and an offsetting increase to other borrowed money. In addition, both other noninterest income and interest expense would have increased by $40,000, resulting in no change to net income. The deconsolidation of the business trusts will be reflected in the Company’s March 31, 2004 consolidated financial statements.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the Financial Accounting Standards Board issued Statement No. 149 (“Statement 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement 149 amends Financial Accounting Standards

Board Statement No. 133 (“Statement 133”), “Accounting for Derivative Instruments and Hedging Activities” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of underlying to conform to the language in FASB Interpretation No. 45, and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of Statement 149 did not have a material impact on the Company’s consolidated financial statements.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

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

EMPLOYERS’ DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In December 2003, the Financial Accounting Standards Board issued Statement No. 132 (Revised 2003) (“Statement 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106”. Statement 132R amends Statement No. 87, “Employers’ Accounting for Pensions”, Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. However, the Statement does not change the recognition and measurement requirements of those Statements. Statement 132R retains the disclosure requirements contained in Financial Accounting Standards Board Statement 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106”, which it replaces and requires additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The adoption of Statement 132R did not have an impact on the Company’s consolidated financial statements. The disclosures are provided in Note 11.

RECLASSIFICATIONS

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 2: SECURITIES

An analysis of securities available for sale as of December 31, 2003 follows:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury	$6,199	$21	$—	$6,220
U.S. Government Agency	881,322	14,523	(3,340)	892,505
Mortgage-Backed	345,358	1,983	(1,465)	345,876
States and Political Subdivisions	105,853	4,262	(26)	110,089
Other	31,013	111	—	31,124
Total	$1,369,745	$20,900	$(4,831)	$1,385,814

The carrying amount and estimated fair value of securities held to maturity as of December 31, 2003 follow:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
States and Political Subdivisions	$410	$21	$—	$431
Total	$410	$21	$—	$431

An analysis of securities available for sale as of December 31, 2002 follows:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury	$715	$12	$—	$727
U.S. Government Agency	781,099	27,843	(17)	808,925
Mortgage-Backed	279,859	3,479	(102)	283,236
States and Political Subdivisions	77,699	3,294	(57)	80,936
Other	21,792	49	—	21,841
Total	$1,161,164	$34,677	$(176)	$1,195,665

The carrying amount and estimated fair value of securities held to maturity as of December 31, 2002 follow:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
States and Political Subdivisions	$414	$37	$—	$451
Total	$414	$37	$—	$451

The net change in unrealized holding gains (losses) on securities available for sale, net of related tax effect, of $11,772,000 net loss and $19,544,000 net gain for 2003 and 2002, respectively, was included in a separate component of shareholders’ equity as accumulated other comprehensive income.

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2003. The unrealized loss was comprised of securities in a continuous loss position for less than twelve months, which consisted primarily of U.S. Government Agencies and mortgage-backed securities. The Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
(Dollars in Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Agency	349,810	(3,340)	—	—	349,810	(3,340)
Mortgage-Backed	172,654	(1,465)	—	—	172,654	(1,465)
States and Political Subdivisions	5,245	(26)	—	—	5,245	(26)
Other	—	—	—	—	—	—
Total Temporarily Impaired Securities	$527,709	$(4,831)	$—	$—	$527,709	$(4,831)

Proceeds from the sale of securities available for sale totaled $504,843,000, $365,757,000 and $145,601,000 in 2003, 2002 and 2001, respectively. Gross realized gains and gross realized losses on sales of securities available for sale were $11,189,000 and $349,000, respectively, in 2003, $4,798,000 and $13,000, respectively, in 2002, and $1,507,000 and $11,000, respectively, in 2001. There were no sales of securities held to maturity in 2003, 2002 or 2001.

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2003 follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held to Maturity
Maturity in Years (Dollars in Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1 Year or Less	$22,362	$22,397	$200	$206
After 1 Year through 5 Years	913,822	925,071	210	225
After 5 Years through 10 Years	57,046	61,078	—	—
After 10 Years	31,157	31,392	—	—
Subtotal	1,024,387	1,039,938	410	431
Mortgage-Backed Securities	345,358	345,876	—	—
Total	$1,369,745	$1,385,814	$410	$431

Securities available for sale and securities held to maturity with carrying values of $1,303,487,000 and $410,000, respectively, at December 31, 2003 and $1,120,929,000 and $414,000, respectively, at December 31, 2002 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

NOTE 3: LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consisted of the following:

	December 31,
(Dollars in Thousands)	2003	2002
Commercial	$751,267	$668,359
Commercial Tax-Exempt	56,717	29,474
Total Commercial	807,984	697,833
Agricultural	62,319	63,522
Real Estate
Construction	308,331	238,686
Commercial Mortgage	991,976	848,404
Agricultural Mortgage	54,593	57,995
1-4 Family Mortgage	177,711	221,962
Total Real Estate	1,532,611	1,367,047
Consumer	116,780	139,128
Total Loans Held for Investment	$2,519,694	$2,267,530

In the ordinary course of business, the Company’s subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2003 and 2002, loans outstanding to directors, officers and their affiliates were approximately $9,823,000 and $12,028,000, respectively.

The activity in the allowance for loan losses follows:

	Years Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Balance at Beginning of Year	$28,116	$21,050	$19,458
Balance from Acquisitions	228	4,732	—
Provision for Loan Losses	13,155	12,331	8,667
Loans Charged Off	(11,410)	(10,916)	(7,547)
Recoveries of Loans Previously Charged Off	1,145	919	472
Balance at End of Year	$31,234	$28,116	$21,050

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans.  These include loans that are on nonaccrual status or are considered trouble debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $10,122,000 at December 31, 2003 and $14,800,000 at December 31, 2002. The total allowance for loan losses related to these loans was $2,379,000 and $3,966,000 on December 31, 2003 and 2002, respectively. In addition to the total impaired loan balance, the Company was committed to lend an additional $229,000 to borrowers with impaired loans at December 31, 2002. No additional funds were committed at December 31, 2003. At December 31, 2003 and 2002, the Company had $801,000 and $661,000, respectively, in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during 2003 and 2002 was $12,622,000 and $14,721,000, respectively. Interest income on impaired loans of $258,000, $371,000 and $241,000 was recognized for cash payments received during 2003, 2002 and 2001, respectively. If interest on these impaired loans had been accrued at the original contractual rates, interest income would have been increased by approximately $1,298,000, $1,752,000 and $2,582,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 4: PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation and amortization follows:

	Estimated Useful Lives	December 31,
(Dollars in Thousands)		2003	2002
Land		$24,580	$17,052
Buildings and Leasehold Improvements	2-40 Years	72,791	69,899
Construction in Progress		8,366	933
Furniture and Equipment	2-15 Years	39,934	34,932
Subtotal		145,671	122,816
Less: Accumulated Depreciation and Amortization		(37,796)	(33,316)
Total		$107,875	$89,500

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $8,362,000, $7,043,000 and $5,751,000, respectively.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS – ADOPTION OF STATEMENT 142

As of January 1, 2002, the Company had unamortized goodwill of $24,256,000 and unamortized identifiable intangible assets of $11,742,000. In accordance with Statement 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The Company evaluated its existing identifiable intangible assets and determined that no reclassifications were necessary to conform to the new criteria in Statement 141 for recognition apart from goodwill. In addition, the Company has evaluated the useful lives and residual values of its identifiable intangible assets and determined that no amortization period adjustments were necessary and no identifiable intangible assets had indefinite lives. Furthermore, the Company performed a transitional impairment test during second quarter 2002 and an annual impairment test during fourth quarter 2002 and 2003 resulting in no impairment in the value of the Company’s goodwill.

A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization, net of tax, follows. The net income per share amounts for 2003, 2002 and 2001 have been restated to reflect stock splits and stock dividends effected during the periods.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2003	2002	2001

Reported Net Income	$62,309	$53,847	$39,422
Add: Goodwill Amortization, Net of Tax	—	—	2,199
Adjusted Net Income	$62,309	$53,847	$41,621
Basic EPS
Reported Net Income	$2.12	$1.88	$1.48
Add: Goodwill Amortization, Net of Tax	—	—	0.08
Adjusted Net Income	$2.12	$1.88	$1.56
Diluted EPS
Reported Net Income	$2.10	$1.86	$1.47
Add: Goodwill Amortization, Net of Tax	—	—	0.08
Adjusted Net Income	$2.10	$1.86	$1.55

Changes in the carrying amount of goodwill are as follows:

(Dollars in Thousands)	2003	2002
Balance at Beginning of Year	$28,501	$24,256
Goodwill Acquired During the Year	1,355	4,245
Balance at End of Year	$29,856	$28,501

Information regarding the Company’s intangible assets follows:

(Dollars in Thousands)	Carrying Amount	Accumulated Amortization	Net
December 31, 2003
Core Deposit Premium	$29,450	$(15,302)	$14,148
Data Processing Contract Intangible	849	(203)	646
Non-Compete Agreements	916	(447)	469
Subtotal	31,215	(15,952)	15,263
Mortgage Servicing Rights (Included in Other Assets)	18,434	(8,033)	10,401
Total	$49,649	$(23,985)	$25,664
December 31, 2002
Core Deposit Premium	$29,294	$(12,157)	$17,137
Data Processing Contract Intangible	849	(86)	763
Non-Compete Agreements	916	(362)	554
Subtotal	31,059	(12,605)	18,454
Mortgage Servicing Rights (Included in Other Assets)	17,752	(2,488)	15,264
Total	$48,811	$(15,093)	$33,718

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $361,738,000 and $537,823,000 as of December 31, 2003 and 2002, respectively. Mortgage servicing activity began during first quarter 2002 with the acquisition of Riverway Holdings, Inc. (“Riverway”). The activity in mortgage servicing rights is as follows:

(Dollars in Thousands)	2003	2002
Balance at Beginning of Year	$16,947	$—
Balance from Acquisitions	—	16,054
Additions During the Year	2,262	3,381
Amortization	(5,545)	(2,488)
Balance at End of Year	$13,664	$16,947

The following is an analysis of the changes in the valuation allowance for mortgage servicing rights for 2003 and 2002:

(Dollars in Thousands)	2003	2002
Balance at Beginning of Year	$1,683	$—
Additions	1,580	1,683
Reductions	—	—
Direct Write-downs	—	—
Balance at End of Year	$3,263	$1,683

The fair value of mortgage servicing rights was $10,782,000 and $16,273,000 at December 31, 2003 and 2002, respectively.

Amortization expense was $3,370,000, $3,432,000 and $2,134,000 for 2003, 2002 and 2001, respectively, for identifiable intangible assets and $5,545,000, $2,488,000 and $0 for 2003, 2002 and 2001, respectively, for mortgage servicing rights. The amortization of mortgage servicing rights is included in Loan Servicing Loss, Net in the consolidated statements of income and comprehensive income. Estimated amortization expense for identifiable intangibles and mortgage servicing rights for the five succeeding fiscal years and thereafter is as follows:

(Dollars in Thousands)	Total
2004	$4,885
2005	4,606
2006	3,740
2007	3,138
2008	2,754
Thereafter	6,541
Total	$25,664

NOTE 6: TIME DEPOSITS

Time deposits of $100,000 or more totaled $1,298,439,000 and $1,128,036,000 at December 31, 2003 and 2002, respectively. Interest expense for the years ended December 31, 2003, 2002 and 2001 on time deposits of $100,000 or more was approximately $30,816,000, $33,358,000 and $40,827,000, respectively.

The maturities of time deposits of $100,000 or more as of December 31, 2003 follows:

(Dollars in Thousands)
1 Year or Less	$1,082,568
1 to 2 Years	111,880
2 to 3 Years	69,658
3 to 4 Years	15,401
4 to 5 Years	18,109
After 5 Years	823
Total	$1,298,439

NOTE 7: OTHER BORROWED MONEY

The components of other borrowed money are as follows:

	December 31,
(Dollars in Thousands)	2003	2002
Federal Funds Purchased and Securities Sold
Under Repurchase Agreements	$91,565	$89,118
Federal Home Loan Bank Advances	153,000	185,000
Trust Preferred Securities	15,000	15,000
Subordinated Debentures	—	4,400
Total Other Borrowed Money	$259,565	$293,518

The following table summarizes selected information regarding other borrowed money:

	December 31,
(Dollars in Thousands)	2003	2002	2001
Federal Funds Purchased and Securities Sold Under
Repurchase Agreements
Balance at End of Year	$91,565	$89,118	$70,709
Rate on Balance at End of Year	2.34%	4.54%	3.37%
Average Daily Balance	$92,281	$89,133	$46,599
Average Interest Rate	3.70%	4.46%	4.83%
Maximum Month-End Balance	$127,781	$101,953	$70,709

Federal Home Loan Bank Advances
Balance at End of Year	$153,000	$185,000	—
Rate on Balance at End of Year	1.05%	1.63%	—
Average Daily Balance	$137,903	$99,954	$4,373
Average Interest Rate	1.49%	1.84%	5.40%
Maximum Month-End Balance	$240,000	$185,000	$23,000

Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to one year. In addition, the Company has securities sold under agreements to repurchase with a major brokerage firm with original maturities ranging from three months to five years. These obligations are not federally insured but are collateralized by a security interest in various securities available for sale. These pledged securities are segregated and maintained by a third party bank.

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

In addition, as part of the Riverway acquisition, the Company assumed Floating Rate Trust Preferred Securities offered and sold by Riverway Holdings Capital Trust II (“Trust II”), having a stated liquidation value of $5,000,000 and a maturity date of July 25, 2031. The interest rate on the Trust Preferred Securities resets twice a year and is equal to LIBOR plus 3.75 percent, with a ceiling rate of 12.50%. The interest rate on the Trust Preferred Securities at December 31, 2003 was 4.90 percent. Interest is payable on January 25th and July 25th of each year. The Company has the right to defer payments of interest by extending the payments for 10 consecutive semi-annual periods. In addition, the Company has the right to prepay the Trust Preferred Securities, in whole or in part, on January 25th or July 25th of each year beginning on July 25, 2006 subject to prior approval from the Federal Reserve. The prepayment amount ranges from 100% to 107.6875% of the principal amount being redeemed based on the prepayment date. The Trust Preferred Securities are unsecured and rank junior to all senior debt of the Company.

The Company also assumed $4,400,000 in subordinated debentures from the Riverway acquisition. The debentures were issued on March 31, 1998, matured on March 31, 2003 and earned an interest rate of 10%. The debentures were unsecured and ranked junior to all senior debt of the Company.

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on all qualifying first lien real estate loans, certain pledged securities, the FHLB capital stock owned by the Company and any funds on deposit with the FHLB.

At December 31, 2003, the Company had lines of credit totaling $60,000,000 with correspondent banks for short-term liquidity needs and approximately $55,094,000 available at the Federal Home Loan Bank.

NOTE 8: INCOME TAX

The components of income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Current Income Tax Expense
Federal	$34,025	$29,121	$22,672
State	560	82	135
Total Current Income Tax Expense	34,585	29,203	22,807
Deferred Income Tax Benefit
Federal	(3,169)	(1,752)	(1,446)
State	(123)	(66)	(55)
Total Deferred Income Tax Benefit	(3,292)	(1,818)	(1,501)
Total Income Tax Expense	$31,293	$27,385	$21,306

Following is a reconciliation between the amount of reported income tax expense and the amount computed by multiplying the income before income tax expense by the federal statutory tax rate:

	Years Ended December 31,
	2003		2002		2001
(Dollars in Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at Federal Statutory Rate	$32,760	35%	$28,431	35%	$21,255	35%
Additions (Reductions)
Tax-Exempt Interest	(1,633)	(2)	(1,120)	(1)	(825)	(1)
State Earned Surplus Tax, Net of
Federal Income Tax Effect	286	—	10	—	51	—
Intangible Amortization	—	—	—	—	708	1
Other, Net	(120)	—	64	—	117	—
Total Income Tax Expense	$31,293	33%	$27,385	34%	$21,306	35%

As part of the Corpus Christi Bancshares, Inc. acquisition, the Company assumed $155,000 in net deferred tax liabilities. Furthermore, additional deferred tax assets of $177,000 were recorded for the San Juan Bancshares, Inc. acquisition. The net deferred tax liability included in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities:

	December 31,
(Dollars in Thousands)	2003	2002
Deferred Tax Liability
Premises and Equipment	$8,954	$7,764
Identifiable Intangibles	5,181	6,334
Unrealized Gain on Securities Available for Sale	5,713	12,180
FHLB Dividends	397	—
Securities	111	129
Loan Origination Costs	—	531
Other Real Estate	—	720
Other	319	612
Total Deferred Tax Liability	20,675	28,270
Deferred Tax Asset
Allowance for Loan Losses	11,251	10,098
Deferred Compensation	740	803
Mortgage Servicing Rights	612	—
State Income Taxes	231	162
Loans	99	963
Loan Origination Costs	879	—
Other Real Estate	73	—
Other	482	155
Total Deferred Tax Asset Before Valuation Allowance	14,367	12,181
Valuation Allowance	—	—
Total Deferred Tax Asset	14,367	12,181
Net Deferred Tax Liability (Included in Accounts Payable and Accrued Liabilities)	$6,308	$16,089

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences and therefore has provided no valuation allowance. The Company’s conclusion that it is “more likely than not” that the deferred tax assets will be realized is based on federal taxable income of $141.8 million in the carryback period, as well as a history of growth in earnings and the prospects for continued growth. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 9: PREFERRED STOCK

The Corporation has 10,000,000 authorized shares of $1 par value preferred stock. The articles of incorporation of the Corporation grant discretion to the Board of Directors to establish series of preferred stock with such rights, preferences and limitations as may be determined by resolution of the Board. No shares of preferred stock are currently outstanding.

NOTE 10: COMMON STOCK

The Corporation has 50,000,000 authorized shares of $1 par value common stock. At December 31, 2003, 2002 and 2001, the number of common shares outstanding are 29,470,659, 26,488,153 and 16,236,481, respectively.

On June 11, 2002, the Board of Directors approved a three-for-two stock split effected as a 50 percent stock dividend to shareholders of record on June 21, 2002 and distributed on June 28, 2002. Furthermore, on March 14, 2003, the Board of Directors declared a 10 percent stock dividend distributed April 15, 2003 to shareholders of record on April 1, 2003. The per share information for all previous years presented has been restated to retroactively give effect to the three-for-two stock split and 10 percent stock dividend.

NOTE 11: EMPLOYEE BENEFITS

The Company had an Employee Stock Ownership Plan (with section 401(k) provisions) covering substantially all of its employees. Effective December 1, 2001, the Company adopted the Texas Regional Bancshares, Inc. Amended and Restated

Employee Stock Ownership Plan (with section 401(k) provisions) (the “KSOP”) primarily to add additional investment options. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have attained age 21 and completed twelve consecutive months and 1,000 hours of credited service, as defined in the plan, except for the 401(k) and matching provisions which require three consecutive months and 250 hours of credited service. The Company’s discretionary optional contribution is fully vested after six years of credited service. The Company’s discretionary matching contribution is fully vested when made. Contribution expense, which includes employer matching for the years ended December 31, 2003, 2002 and 2001 was $1,027,000, $825,000 and $509,000, respectively.

The Company acquired existing 401(k) plans in connection with its acquisitions of Riverway Bancshares, Inc., San Juan Bancshares, Inc. and Corpus Christi Bancshares, Inc. The plans are restricted to pre-acquisition participation by qualified employees.

The Company has granted stock options providing for the purchase of Class A Common Stock by certain key employees under six separate option plans approved by the shareholders. The following discussion concerning stock option plans has been adjusted to reflect stock splits and stock dividends effected during the periods.

The 1995 Nonstatutory Stock Option Plan (“the 1995 NSO Plan”) authorized the award of options up to an aggregate maximum of 245,019 shares at an exercise price of fair market value on the grant date. The Company granted options in 1996 with contractual terms of seven years and a vesting period of four years. In addition, the Company granted options available under the plan in 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 2,380 shares at a weighted average exercise price of $28.28 per share were outstanding, with 1,190 shares exercisable, under the 1995 NSO Plan expiring on May 31, 2012 at December 31, 2003.

The 1997 Nonstatutory Stock Option Plan (“the 1997 NSO Plan”) authorized the award of options up to an aggregate maximum of 226,882 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 165,271 shares at a weighted average exercise price of $18.66 per share were exercised under the 1997 NSO Plan during 2003. The plan expired on July 1, 2003.

The 1997 Incentive Stock Option Plan (“the 1997 ISO Plan”) authorized the award of options up to an aggregate maximum of 181,510 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options were also granted in 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 17,308 shares at a weighted average exercise price of $28.28 per share were outstanding, with 8,654 shares exercisable at December 31, 2003. Outstanding options expire on May 31, 2012.

The 2000 Incentive Stock Option Plan (“the 2000 ISO Plan”) authorized the award of options up to an aggregate maximum of 453,762 shares at an exercise price of fair market value on the grant date. The Company granted options in 2001 and 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options were also granted in 2003 with contractual terms of approximately nine years and a vesting period of three to four years. Options to acquire 279,542 shares at a weighted average exercise price of $22.19 per share were outstanding, with 155,432 shares exercisable at December 31, 2003. Options to acquire 213,632 shares under the 2000 ISO Plan expire on April 15, 2011. In addition, options to acquire 65,910 shares expire on May 31, 2012.

The 2002 Nonstatutory Stock Option Plan (“the 2002 NSO Plan”) authorized the award of options up to an aggregate maximum of 165,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 2002 and 2003 with contractual terms of approximately 10 years and nine years, respectively, and a vesting period of approximately three years to four years. Options to acquire 152,579 shares at a weighted average exercise price of $29.36 per share were outstanding, with 68,394 shares exercisable, under the 2002 NSO Plan expiring on May 31, 2012 at December 31, 2003.

The 2002 Incentive Stock Option Plan (“the 2002 ISO Plan”) authorized the award of options up to an aggregate maximum of 165,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 2002 and 2003 with contractual terms of approximately 10 years and nine years, respectively, and a vesting period of approximately three years to four years. Options to acquire 149,427 shares at a weighted average exercise price of $31.62 per share were outstanding, with 45,056 shares exercisable, under the 2002 ISO Plan expiring on May 31, 2012 at December 31, 2003.

A summary of the status of the Company’s six fixed option plans as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below:

	Years Ended December 31,
	2003		2002		2001
Fixed Options	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at Beginning of Year	817,582	$22.97	748,614	$18.97	593,003	$14.36
Granted	107,750	35.01	327,340	28.30	399,674	20.08
Exercised	(294,215)	19.72	(241,790)	17.91	(240,796)	9.45
Forfeited	(29,881)	26.36	(16,582)	21.79	(3,267)	20.08
Outstanding at End of Year	601,236	$26.55	817,582	$22.97	748,614	$18.97
Options Exercisable at End of Year	278,726	$25.12	381,537	$20.95	447,238	$18.27
Options Available for Grant at End of Year	18,413		96,282		77,040
Weighted Average Fair Value of Options Granted During the Year	$9.49		$7.73		$7.47

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2003	2002	2001
Expected Life in Years	8.98	8.33	8.29
Interest Rate	3.59%	4.97%	5.35%
Volatility	28.31	21.21	30.00
Dividend Yield	1.37	1.37	1.81

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Exercisable Shares Underlying Options	Weighted Average Exercise Price
$20.07878	213,632	7.3	$20.07878	127,470	$20.07878
$28.27878 to $28.96363	287,304	8.4	28.30979	128,843	28.30676
$32.25 to $32.98181	9,200	8.4	32.68119	1,025	32.44634
$35.55 to $35.86	91,100	8.4	35.56361	21,388	35.56449
$20.07878 to $35.86	$601,236	8.0	$26.55114	278,726	$25.11600

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

With the consummation of prior mergers, the Company acquired five separate deferred compensation plans for the benefit of certain Texas State Bank employees and a former San Juan Bancshares, Inc. employee. The plans provide for retirement benefits to be paid to the specific employee (or a designated beneficiary or estate if death occurs prior to payment of the full amount of deferred compensation) on reaching age 65, or age 60 in the case of the former San Juan Bancshares, Inc. employee. One plan entered into on December 10, 1963, commenced payments of $12,903 each year in January 1988, continuing annually thereafter through June 2003. A second plan, entered into on September 1, 1979, provides for payments of $13,333 each year commencing in April 1990, continuing annually thereafter through March 2005; however, the employee elected to receive an amount less than that provided for in the plan over a longer period of time. The third plan entered into on June 13, 1985, commenced payments of $50,000 per year in March 1999, continuing annually thereafter through February 2019. The fourth plan entered into on January 1, 1990, commenced payments of $13,350 each year in January 1995 and continuing annually thereafter through December 2009. The fifth plan entered into on September 13, 1994, commenced payments of $50,000 per year in August 2003, continuing annually thereafter through August 2018.

The Company has incurred deferred compensation expense of $66,000, $148,000 and $71,000 for the years ended December 31, 2003, 2002 and 2001, respectively, related to the deferred compensation plans previously discussed.

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

At December 31, 2003, the Company had outstanding commitments to extend credit of approximately $536,267,000, commercial letters of credit of $1,500,000, standby letters of credit of $80,068,000, and credit card guarantees of $1,342,000. In addition, the Company had construction commitments of $804,000.

The Company enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2003, the maximum potential amount of future payments is $80,068,000.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, equipment and income-producing real estate. The majority of the Company’s letters of credit are collateralized by accounts receivable, inventory and equipment. The recourse provisions of the agreements allow the Company to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Company creates a loan covered by collateral. The fair value of the guarantees was $13,000 and $12,000 at December 31, 2003 and 2002, respectively.

The Company was obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to forty years. Lease expense was $1,216,000, $585,000 and $205,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Minimum future lease payments on operating leases, with terms of one year or more, as of December 31, 2003 are as follows:

(Dollars in Thousands)	Office Space	Equipment	Parking Garage	Total
2004	$588	$37	$114	$739
2005	551	25	114	690
2006	370	12	114	496
2007	381	4	114	499
2008	343	4	114	461
Thereafter	4,613	1	2,384	6,998
Total Future Minimum Lease Payments	$6,846	$83	$2,954	$9,883

In the normal course of business, the Company also leases space in buildings it owns to third parties. Lease income was $1,549,000, $1,495,000 and $1,328,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Lease income is recorded in net occupancy expense in the consolidated statements of income and comprehensive income. Minimum future rentals from buildings owned as of December 31, 2003 are as follows:

(Dollars in Thousands)	Total
2004	$1,152
2005	366
2006	203
2007	99
2008	96
Thereafter	2
Total Minimum Future Rentals	$1,918

The Company’s subsidiary, Texas State Bank, is a party to two cases arising out of a series of lease pool purchase and sale transactions that Riverway Bank engaged in with Commercial Money Center, Inc. and its affiliates (“CMC”), prior to the acquisition of Riverway Bank by the Company. Riverway Bank sold the lease pools to General Electric Capital Corporation (“GECC”) in 2000, and CMC filed for bankruptcy in 2002. One case involves insurers who issued policies providing protection to investors against losses from defaults within the CMC lease pools, and who failed to pay claims of the investors, including GECC. The other case involves allegations by lessees that, among other things, lease transactions were disguised security agreements and that CMC failed to comply with certain California licensing requirements. Outside counsel for the Company has advised that at this stage in the proceedings such counsel cannot offer an opinion as to the probable outcome of the litigation. The Company intends to continue to vigorously contest all of the allegations in each of the lawsuits. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows. The Company acquired Riverway Holdings, Inc. (“Riverway”) and its subsidiary, Riverway Bank, on February 22, 2002. As provided in the agreement included in the proxy statement sent to the Riverway shareholders, 100,000 shares (165,000 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies, including these matters. As of December 31, 2003, no shares relating to that agreement have been released.

The Company is a defendant in various other legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the consolidated financial position and results of operations of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 13: OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following:

	Years Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Advertising and Public Relations	$3,755	$2,697	$2,297
Data Processing and Check Clearing	3,470	2,812	2,016
Directors Fees	523	485	405
Franchise Tax	254	215	155
Insurance	559	532	350
FDIC Insurance	518	529	400
Legal	1,764	1,367	1,148
Professional	2,909	3,283	1,825
Postage, Delivery and Freight	1,695	1,541	1,064
Printing, Stationery and Supplies	2,346	2,199	1,700
Telephone	949	880	716
Other Losses, Net	829	815	983
Miscellaneous Expense	3,275	2,801	1,888
Total	$22,846	$20,156	$14,947

NOTE 14: NET INCOME PER COMMON SHARE COMPUTATIONS

Basic net income per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year, retroactively adjusted for the stock splits and stock dividends effected during the periods.

Diluted net income per share was computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year, retroactively adjusted for the stock splits and stock dividends effected during the periods. The diluted net income per share computations include the effects of common stock equivalents applicable to stock option contracts and contingently issuable shares.

The number of shares outstanding and related net income per share amounts for 2003, 2002 and 2001 have been adjusted to reflect stock splits and stock dividends effected during the periods.

The table below presents a reconciliation of basic and diluted net income per share computations.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2003	2002	2001
Net Income Available to Common Shareholders	$62,309	$53,847	$39,422
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	29,371,961	28,612,572	26,626,551
Add Assumed Exercise of Dilutive Securities
Outstanding Stock Options	161,795	127,982	191,175
Riverway Holdback Shares	165,000	141,493	—
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculations	29,698,756	28,882,047	26,817,726
Basic EPS	$2.12	$1.88	$1.48
Diluted EPS	2.10	1.86	1.47

NOTE 15: TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY) CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	December 31,
(Dollars in Thousands)	2003	2002
Assets
Cash in Subsidiary Bank	$25,383	$26,314
Total Cash and Cash Equivalents	25,383	26,314
Investments in Consolidated Subsidiaries	400,823	353,874
Furniture and Equipment	76	91
Other Assets	733	1,528
Total Assets	$427,015	$381,807
Liabilities
Accounts Payable and Accrued Liabilities	$1,728	$1,156
Dividends Payable	3,556	3,196
Total Liabilities	5,284	4,352
Shareholders’ Equity	421,731	377,455
Total Liabilities and Shareholders’ Equity	$427,015	$381,807

Condensed Statements of Income	Years Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Income
Dividends Received	$7,759	$19,351	$9,625
Other	3	—	—
Total Income	7,762	19,351	9,625
Expense
Occupancy Expense	17	14	12
Equipment Expense	22	25	17
Directors Fees	198	156	136
Legal and Professional	209	174	157
Printing, Stationery and Supplies	157	209	107
Other	37	56	79
Total Expense	640	634	508
Income Before Income Tax Benefit and Equity in Undistributed Net Income of Subsidiaries	7,122	18,717	9,117
Income Tax Benefit	(227)	(213)	(165)
Income Before Equity in Undistributed Net Income of Subsidiaries	7,349	18,930	9,282
Equity in Undistributed Net Income of Subsidiaries	54,960	34,917	30,140
Net Income	$62,309	$53,847	$39,422

Condensed Statements of Cash Flows	Years Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Cash Flows from Operating Activities
Net Income	$62,309	$53,847	$39,422
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	15	15	13
Undistributed Net Income of Subsidiaries	(54,960)	(34,917)	(30,140)
(Increase) Decrease in Other Assets	335	(1,298)	12
Increase (Decrease) in Income Taxes Payable	(412)	725	1,209
Increase in Deferred Income Taxes	(5)	(1)	(178)
Increase in Accounts Payable and Accrued Liabilities	1,615	651	9
Net Cash Provided by Operating Activities	8,897	19,022	10,347
Cash Flows from Investing Activities
Purchase of Fixed Assets	—	(42)	—
Contribution to Subsidiary	(1,706)	—	—
Net Cash Used in Mergers	(36)	(267)	—
Net Cash Used in Investing Activities	(1,742)	(309)	—
Cash Flows from Financing Activities
Proceeds from Sale of Common Stock	5,800	4,330	2,274
Cash Dividends Paid on Common Stock	(13,842)	(11,059)	(9,695)
Cash Paid in Lieu of Fractional Shares	(44)	(21)	—
Net Cash Used in Financing Activities	(8,086)	(6,750)	(7,421)
Net Increase (Decrease) in Cash and Cash Equivalents	(931)	11,963	2,926
Cash and Cash Equivalents at Beginning of Year	26,314	14,351	11,425
Cash and Cash Equivalents at End of Year	$25,383	$26,314	$14,351
Supplemental Disclosures of Cash Flow Information
Income Taxes Paid	$33,558	$28,520	$21,694

NOTE 16: RESTRICTIONS ON RETAINED EARNINGS

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The amount of retained earnings in the Bank at December 31, 2003 was $163,340,000. On December 31, 2003, the aggregate amount of dividends, which legally could be paid to the Corporation without prior approval of various regulatory agencies, totaled $92,481,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2003.

At December 31, 2003, the most recent notification from the Federal Reserve Board categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
December 31, 2003
Total Capital (to Risk-Weighted Assets)	$411,360	13.94%	$236,074	8.00%	$295,092	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	380,126	12.88	118,037	4.00	177,055	6.00
Tier 1 Capital (to Average Assets)	380,126	9.26	164,120	4.00	205,149	5.00
December 31, 2002
Total Capital (to Risk-Weighted Assets)	$350,334	13.77%	$203,474	8.00%	$254,342	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	322,218	12.67	101,737	4.00	152,605	6.00
Tier 1 Capital (to Average Assets)	322,218	8.89	145,004	4.00	181,255	5.00

Texas State Bank
December 31, 2003
Total Capital (to Risk-Weighted Assets)	$387,344	13.14%	$235,890	8.00%	$294,863	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	356,110	12.08	117,945	4.00	176,918	6.00
Tier 1 Capital (to Average Assets)	356,110	8.68	164,021	4.00	205,026	5.00
December 31, 2002
Total Capital (to Risk-Weighted Assets)	$328,630	12.93%	$203,267	8.00%	$254,084	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	300,514	11.83	101,634	4.00	152,451	6.00
Tier 1 Capital (to Average Assets)	300,514	8.29	144,938	4.00	181,173	5.00

NOTE 18: FAIR VALUE OF FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31,
	2003		2002
(Dollars in Thousands)	Carrying Amount	Estimated Fair value	Carrying Amount	Estimated Fair value
Financial Assets:
Cash and Due From Banks	$100,167	$100,167	$124,125	$124,125
Federal Funds Sold and Short-Term Investments	755	755	14,713	14,713
Securities Available for Sale	1,385,814	1,385,814	1,195,665	1,195,665
Securities Held to Maturity	410	431	414	451
Loans Held for Sale	24,078	24,078	56,175	56,175
Loans Held for Investment	2,519,694	2,545,573	2,267,530	2,354,704

Financial Liabilities:
Demand Deposits	536,211	536,211	445,978	445,978
Savings	147,236	147,236	139,531	139,531
Money Market Checking and Savings	964,436	964,436	838,642	838,642
Time Deposits	1,868,552	1,887,179	1,708,040	1,721,117
Federal Funds Purchased and Securities Sold Under Repurchase Agreement	91,565	93,317	89,118	92,415
Federal Home Loan Bank Advances	153,000	153,027	185,000	185,441
Trust Preferred Securities	15,000	17,219	15,000	17,284
Subordinated Debentures	—	—	4,400	4,400

Off-Balance-Sheet Instruments:
Commitments to Extend Credit	2,448	2,448	2,426	2,426

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

NOTE 19: RELATED PARTY TRANSACTION

On May 28, 2002, the Company purchased approximately 2.6 acres of land for $1.6 million from an affiliate of a Texas Regional Board member. The property was purchased for a branch location.

On April 4, 2003, the Company purchased approximately 15.9 acres of land for $2.8 million from a partnership. The Chairman of the Board of the Company owns a 10 percent interest in the partnership. The property was purchased for development of an operations center and branch facility for the Company.

NOTE 20: SUBSEQUENT ACQUISITION (UNAUDITED)

On November 19, 2003, the Company and Southeast Texas Bancshares, Inc. jointly executed a definitive agreement for the Company to acquire through merger Southeast Texas Bancshares, Inc. (“Southeast Texas”). Southeast Texas is the privately held bank holding company for Community Bank and Trust, SSB, based in Beaumont, Texas, which operates through 29 branches located throughout a seven county area. As of December 31, 2003, Southeast Texas had total assets of $1,156,406,000. The definitive agreement calls for total consideration of $226,469,000, to be paid 50% to 60% in cash and the balance in newly issued Texas Regional common stock in exchange for all of the outstanding shares of Southeast Texas. The transaction is expected to close in March 2004.

As part of the planned acquisition of Southeast Texas Bancshares Inc., in February 2004 the Company sold an additional $50 million of trust preferred securities to partly finance the cash portion of the purchase price.  The trust preferred securities have a maturity date of March 17, 2034 and an interest rate equal to the three month LIBOR plus 2.85 percent, which was 3.97 percent at the date of issuance.

The following unaudited pro forma combined financial information is presented to show the impact on the Company’s historical financial position and results of operations pursuant to the merger. The merger is reflected in the pro forma financial information using the purchase method of accounting. The Unaudited Pro Forma Combined Balance Sheet reflects the historical financial position of the Company and Southeast Texas at December 31, 2003 based on the assumption that the merger was effective December 31, 2003. The Unaudited Pro Forma Combined Statement of Income assumes that the merger was consummated on January 1, 2003. The adjustments are based on information available and certain assumptions that we believe are reasonable.

Texas Regional Bancshares, Inc. and Subsidiaries Unaudited Pro Forma Combined Balance Sheet (Dollars in Thousands) (Unaudited)	December 31, 2003
Assets
Cash and Cash Equivalents	$296,205
Investments	1,566,885
Net Loans Held for Investment	3,170,277
Other Assets	442,002
Total Assets	$5,475,369
Liabilities
Deposits	$4,539,834
Other Liabilities	411,894
Total Liabilities	4,951,728
Shareholders’ Equity	523,641
Total Liabilities and Shareholders’ Equity	$5,475,369

Texas Regional Bancshares, Inc. and Subsidiaries Unaudited Pro Forma Combined Statement of Income (Dollars in Thousands) (Unaudited)	Year Ended December 31, 2003
Interest Income	$257,872
Interest Expense	72,404
Net Interest Income Before Provision for Loan Losses	185,468
Provision for Loan Losses	16,702
Net Interest Income After Provision for Loan Losses	168,766
Noninterest Income	74,222
Noninterest Expense	133,323
Income Before Income Tax Expense	109,665
Income Tax Expense	36,966
Net Income	$72,699

QUARTERLY FINANCIAL DATA (UNAUDITED)

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Quarterly Income Statements (Dollars in Thousands, Except Per Share Data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2003
Interest Income	$53,537	$51,236	$52,017	$51,987
Interest Expense	13,589	14,093	16,051	16,652
Net Interest Income	39,948	37,143	35,966	35,335
Provision for Loan Losses	3,184	3,851	2,429	3,691
Noninterest Income	10,963	13,241	13,759	12,292
Noninterest Expense	23,787	23,267	23,617	21,219
Income Before Income Tax Expense	23,940	23,266	23,679	22,717
Applicable Income Tax Expense	7,996	7,697	8,224	7,376
Net Income	$15,944	$15,569	$15,455	$15,341
Per Common Share Data
Basic EPS	$0.54	$0.53	$0.53	$0.53
Diluted EPS	0.54	0.52	0.52	0.52

2002
Interest Income	$52,220	$51,893	$51,846	$45,746
Interest Expense	17,870	18,774	18,846	16,496
Net Interest Income	34,350	33,119	33,000	29,250
Provision for Loan Losses	3,676	2,950	3,023	2,682
Noninterest Income	9,815	11,327	9,547	9,314
Noninterest Expense	19,931	19,502	19,733	16,993
Income Before Income Tax Expense	20,558	21,994	19,791	18,889
Applicable Income Tax Expense	6,640	7,732	6,535	6,478
Net Income	$13,918	$14,262	$13,256	$12,411
Per Common Share Data
Basic EPS(1)	$0.48	$0.49	$0.46	$0.45
Diluted EPS(1)	0.47	0.49	0.45	0.44

(1)              Restated to retroactively give effect to the 10 percent stock dividend declared by Texas Regional during first quarter 2003 and distributed during second quarter 2003 and the three-for-two stock split declared and distributed during second quarter 2002, effected as a 50% stock dividend.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the date of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a - 15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal controls or in other factors which could significantly affect these controls over financial reporting that have materially affected, or are, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to the sections entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 2004. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the section entitled “Executive Officers” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 2004. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding ownership of the Company’s common stock by certain beneficial owners and by management and the information regarding the Company’s equity compensation plan are incorporated herein by reference to the sections entitled “Stock Ownership of Principal Shareholders and Others” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 2004. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding transactions between management and others and the Company called for by Item 13 is incorporated herein by reference to the sections entitled “Transactions with Management and Others” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 2004. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Relationship with Independent Auditors” incorporated herein by reference from the definitive Proxy Statement for Texas Regional’s Annual Meeting of Shareholders to be held April 19, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this Annual Report on Form 10-K:

(1)          The following consolidated financial statements of the registrant and its subsidiaries, are included herein:

(i)                                     Independent Auditors’ Report

(ii)                                  Consolidated Balance Sheets – December 31, 2003 and 2002

(iii)                               Consolidated Statements of Income and Comprehensive Income – Years Ended December 31, 2003, 2002 and 2001

(iv)                              Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2003, 2002 and 2001

(v)                                 Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001

(vi)                              Notes to Consolidated Financial Statements - Years Ended December 31, 2003, 2002 and 2001

(2)          Financial Statement Schedules are omitted because the required information is not applicable.

(3)          Exhibits - The following exhibits are filed as a part of this Annual Report on Form 10-K:

2.1

Agreement and Plan of Reorganization dated as of November 19, 2003, by and between Texas Regional Bancshares, Inc., and Southeast Texas Bancshares, Inc. (incorporated by reference from Form S-4 filed January 30, 2004, Commission File No. 333-112366).

3.1	Articles of Incorporation of Texas Regional Bancshares, Inc. (incorporated by reference from Form 10 dated June 27, 1986, Commission File No. 000-14517).

3.2	Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed December 28, 1983 (incorporated by reference from Form 10 dated June 27, 1986, Commission File No. 000-14517).

3.3	Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed June 25, 1986 (incorporated by reference from Form 10 dated June 27, 1986, Commission File No. 000-14517).

3.4	Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed April 4, 1988 (incorporated by reference from Form S-1 dated May 1, 1989, Commission File No. 33-28340).

3.5	Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed April 12, 1991 (incorporated by reference from Form 10-K dated December 31, 1991, Commission File No. 000-14517).

3.6	Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed March 2, 1992 (incorporated by reference from Form 10-K dated December 31, 1991, Commission File No. 000-14517).

3.7

Resolution Eliminating from the Articles of Incorporation certain preferred series of shares of Texas Regional Bancshares, Inc., filed February 21, 1995 (incorporated by reference from Form 10-K dated December 31, 1994, Commission File No. 000-14517).

3.8	Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed June 3, 1998 (incorporated by reference from Form S-8, Commission File No. 333-57819).

3.9	Bylaws of Texas Regional Bancshares, Inc., as amended (incorporated by reference from Form S-1, Commission File No. 33-74992).

4	Relevant portions of Texas Regional Bancshares, Inc. Articles of Incorporation and Bylaws (incorporated by reference from Exhibits 3.1 through 3.9).

10.1	Texas Regional Bancshares, Inc., 1995 Nonstatutory Stock Option Plan (incorporated by reference from Form S-1 filed March 6, 1996, Commission File No. 333-01467).

10.2	Texas Regional Bancshares, Inc., 1997 Incentive Stock Option Plan (incorporated by reference from Form S-4 filed January 8, 1998, Commission File No. 333-41959).

10.3	Texas Regional Bancshares, Inc., 1997 Nonstatutory Stock Option Plan (incorporated by reference from Form S-4 filed January 8, 1998, Commission File No. 333-41959).

10.4	Amendment Number 1 to Texas Regional Bancshares, Inc., 1997 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed June 26, 1998, Commission File No. 333-57819).

10.5	Amendment Number 1 to Texas Regional Bancshares, Inc., 1997 Nonstatutory Stock Option Plan (incorporated by reference from Form S-8 filed June 26, 1998, Commission File No. 333-57831).

10.6	Texas Regional Bancshares, Inc. 2000 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed June 12, 2001, Commission File No. 333-62834).

10.7	Texas Regional Bancshares, Inc., 2002 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed June 10, 2002, Commission File No. 333-90146).

10.8	Texas Regional Bancshares, Inc., 2002 Nonstatutory Stock Option Plan (incorporated by reference from Form S-8 filed June 10, 2002, Commission File No. 333-90144).

10.9	Glen E. Roney Amended and Restated Deferred Compensation Plan dated as of March 11, 1997 (incorporated by reference from Form 10-K filed March 12, 1997, Commission File No. 000-14517).

10.10

Amendment Number 1 to Glen E. Roney Deferred Compensation Plan effective March 11, 1997, which amendment is effective June 25, 1997 (incorporated by reference from Form 10-Q filed October 21, 1997, Commission File No. 000-14517).

10.11

Amendment Number 2 to Glen E. Roney Deferred Compensation Plan effective March 11, 1997, which amendment is effective July 25, 1997 (incorporated by reference from Form 10-Q filed October 21, 1997, Commission File No. 000-14517).

10.12

Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) Provisions), effective December 31, 2001 (incorporated by reference from Form S-8 filed December 21, 2001, Commission File No. 333-75680).

10.13

Amendment Number 1 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) Provisions) (incorporated by reference from Form S-8 filed December 21, 2001, Commission File No. 333-75680).

10.14

Amendment Number 2 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 18, 2002, Commission File No. 000-14517).

10.15

Amendment Number 3 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 18, 2002, Commission File No. 000-14517).

10.16

Amendment Number 4 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 18, 2002, Commission File No. 000-14517).

10.17

Amendment Number 5 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 13, 2003, Commission File No. 000-14517).

10.18

Amendment Number 6 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions)  (incorporated by reference from Form 10-K filed March 13, 2003, Commission File No. 000-14517).

10.19	Amendment Number 7 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

10.20	Amendment Number 8 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

10.21	Amendment Number 9 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

14	Code of Ethics (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer).

31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)         Reports on Form 8-K

On October 17, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing third quarter 2003 earnings.

On November 21, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K, concerning the execution of a definitive agreement for Texas Regional to acquire through merger Southeast Texas Bancshares, Inc.

On December 9, 2003, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing that its Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable on January 15, 2004 to common shareholders of record on January 1, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

March 9, 2004	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ G. E. Roney	Chairman of the Board, President and Chief	March 9, 2004
Glen E. Roney	Executive Officer (principal executive officer)

/s/ Morris Atlas	Director	March 9, 2004
Morris Atlas

/s/ Frank N. Boggus	Director	March 9, 2004
Frank N. Boggus

/s/ Robert G. Farris	Director	March 9, 2004
Robert G. Farris

/s/ C. Kenneth Landrum, M.D.	Director	March 9, 2004
C. Kenneth Landrum, M.D.

/s/ David L. Lane	Director	March 9, 2004
David L. Lane

/s/ Jack H. Mayfield, Jr.	Director	March 9, 2004
Jack H. Mayfield, Jr.

/s/ Julie G. Uhlhorn	Director	March 9, 2004
Julie G. Uhlhorn

/s/ M. M. Yzaguirre	Director	March 9, 2004
Mario Max Yzaguirre

/s/ Paul S. Moxley	Senior Executive Vice President	March 9, 2004
Paul S. Moxley

/s/ R. T. Pigott, Jr.	Executive Vice President and Chief Financial	March 9, 2004
R. T. Pigott, Jr.	Officer (principal financial officer)

/s/ Janie S. Moran	Controller/Assistant Secretary (principal	March 9, 2004
Janie S. Moran	accounting officer)

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Sequentially Numbered Exhibit

10.19	Amendment Number 7 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions)
10.20	Amendment Number 8 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions)
10.21	Amendment Number 9 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions)
14	Code of Ethics
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer).
31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer).
32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.