Form 10-Q
period 2004-03-31
TEXAS REGIONAL BANCSHARES INC
filed 2004-05-10
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

There were 32,739,172 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of May 7, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share Data)	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and Due From Banks	$173,974	$100,167
Interest-Bearing Deposits at Other Banks	36,465	556
Total Cash and Cash Equivalents	210,439	100,723
Time Deposits	104	199
Securities Available for Sale, at Fair Value	1,513,947	1,385,814
Securities Held to Maturity, at Amortized Cost (Fair Value of $427 in 2004 and $431 in 2003)	410	410
Loans Held for Sale	18,945	24,078
Loans Held for Investment, Net of Unearned Discount of $1,003 in 2004 and $261 in 2003	3,297,220	2,519,694
Less: Allowance for Loan Losses	(41,094)	(31,234)
Net Loans Held for Investment	3,256,126	2,488,460
Premises and Equipment, Net	125,582	107,875
Accrued Interest Receivable	31,125	27,740
Other Real Estate	12,098	8,785
Goodwill	165,808	29,856
Identifiable Intangibles, Net	32,259	15,263
Other Assets	86,528	28,733
Total Assets	$5,453,371	$4,217,936
Liabilities
Deposits
Demand	$828,470	$536,211
Savings	213,383	147,236
Money Market Checking and Savings	1,308,433	964,436
Time Deposits	2,197,458	1,868,552
Total Deposits	4,547,744	3,516,435
Other Borrowed Money	307,881	259,565
Accounts Payable and Accrued Liabilities	43,949	20,205
Total Liabilities	4,899,574	3,796,205
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 32,564,604 Shares in 2004 and 29,470,659 Shares in 2003	32,565	29,471
Paid-In Capital	385,769	278,131
Retained Earnings	116,839	103,773
Accumulated Other Comprehensive Income	18,624	10,356
Total Shareholders’ Equity	553,797	421,731
Total Liabilities and Shareholders’ Equity	$5,453,371	$4,217,936

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2004	2003
	(Unaudited)
Interest Income
Loans Held for Sale	$259	$608
Loans Held for Investment, Including Fees	44,975	39,805
Securities
Taxable	11,209	10,661
Tax-Exempt	921	824
Interest-Bearing and Time Deposits	17	31
Federal Funds Sold	17	58
Total Interest Income	57,398	51,987
Interest Expense
Deposits	12,438	14,661
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	575	980
Federal Home Loan Bank Advances	283	581
Trust Preferred Securities	—	320
Subordinated Debentures	—	110
Junior Subordinated Debentures	538	—
Total Interest Expense	13,834	16,652
Net Interest Income Before Provision for Loan Losses	43,564	35,335
Provision for Loan Losses	3,924	3,691
Net Interest Income After Provision for Loan Losses	39,640	31,644
Noninterest Income
Service Charges on Deposit Accounts	6,838	5,482
Other Service Charges	2,397	1,748
Trust Service Fees	727	675
Net Realized Gains on Sales of Securities Available for Sale	499	1,754
Data Processing Service Fees	2,122	1,721
Loan Servicing Loss, Net	(182)	(393)
Other Noninterest Income	607	1,305
Total Noninterest Income	13,008	12,292
Noninterest Expense
Salaries and Employee Benefits	13,782	10,849
Net Occupancy Expense	2,173	1,557
Equipment Expense	3,219	2,353
Other Real Estate Expense, Net	121	244
Amortization of Identifiable Intangibles	798	850
Other Noninterest Expense, Net	6,770	5,366
Total Noninterest Expense	26,863	21,219
Income Before Income Tax Expense	25,785	22,717
Income Tax Expense	8,628	7,376
Net Income	17,157	15,341
Other Comprehensive Income, Net of Tax
Net Unrealized Gains on Securities Available for Sale
Net Unrealized Holding Gains Arising During Period	8,592	1,203
Less: Reclassification Adjustment for Net Realized Gains Included in Net Income	324	1,140
Total Other Comprehensive Income	8,268	63
Comprehensive Income	$25,425	$15,404
Net Income Per Common Share
Basic	$0.57	$0.53
Diluted	0.56	0.52

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Shareholders’ Equity

(Dollars in Thousands)	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Unaudited)
Three Months Ended March 31, 2004
Balance, December 31, 2003	$29,471	$278,131	$103,773	$10,356	$421,731
Net Income	—	—	17,157	—	17,157
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and
Reclassification Adjustment	—	—	—	8,268	8,268
Total Comprehensive Income	—	—	17,157	8,268	25,425
Exercise of Stock Options, 20,902 Shares of Class A Common Stock	21	477	—	—	498
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions On Qualified Stock Options	—	82	—	—	82
Purchase of Southeast Texas Bancshares, Inc.	3,073	107,079	—	—	110,152
Class A Common Stock Cash Dividends	—	—	(4,091)	—	(4,091)
Balance, March 31, 2004	$32,565	$385,769	$116,839	$18,624	$553,797

Three Months Ended March 31, 2003
Balance, December 31, 2002	$26,488	$186,169	$142,670	$22,128	$377,455
Net Income	—	—	15,341	—	15,341
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and
Reclassification Adjustment	—	—	—	63	63
Total Comprehensive Income	—	—	15,341	63	15,404
Exercise of Stock Options, 163,005 Shares of Class A Common Stock	163	3,188	—	—	3,351
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions On Qualified Stock Options	—	589	—	—	589
Ten Percent Stock Dividend	2,669	84,335	(87,004)	—	—
Purchase of Corpus Christi Bancshares, Inc.	37	1,115	—	—	1,152
Class A Common Stock Cash Dividends	—	—	(3,542)	—	(3,542)
Balance, March 31, 2003	$29,357	$275,396	$67,465	$22,191	$394,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$17,157	$15,341
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion	5,998	5,288
Provision for Loan Losses	3,924	3,691
Provision for Estimated Losses on Other Real Estate and Other Assets	387	89
Net Realized Gains on Sale of Securities Available for Sale	(499)	(1,754)
Loss on Sale of Other Assets	13	1
Gain on Sale of Other Real Estate	(146)	(29)
(Gain) Loss on Disposal of Premises and Equipment	10	(6)
Gain on Sale of Loans Held for Sale	(36)	(833)
Net Decrease in Loans Held for Sale	5,169	11,923
Deferred Tax Benefit	(652)	(1,118)
Increase in Accrued Interest Receivable and Other Assets	(259)	(1,644)
Increase in Accounts Payable and Accrued Liabilities	10,639	8,001
Net Cash Provided by Operating Activities	41,705	38,950
Cash Flows from Investing Activities
Net (Increase) Decrease in Time Deposits at Other Banks	95	(40,000)
Proceeds from Sales of Securities Available for Sale	88,830	105,867
Proceeds from Maturing Securities Available for Sale	39,059	29,589
Purchases of Securities Available for Sale	(141,277)	(157,932)
Loan Originations and Advances, Net	(89,994)	(73,507)
Recoveries of Charged-Off Loans	559	366
Proceeds from Sale of Premises and Equipment	342	20
Purchases of Premises and Equipment	(4,115)	(5,693)
Proceeds from Sale of Other Real Estate	289	210
Proceeds from Sale of Other Assets	517	204
Net Cash Provided by Merger	71,965	5,883
Net Cash Used in Investing Activities	(33,730)	(134,993)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	8,645	81,414
Net Increase in Time Deposits	61,238	114,669
Net Increase (Decrease) in Other Borrowed Money	34,916	(57,237)
Cash Dividends Paid on Class A Common Stock	(3,556)	(3,195)
Proceeds from the Sale of Common Stock	498	3,351
Net Cash Provided by Financing Activities	101,741	139,002
Increase in Cash and Cash Equivalents	109,716	42,959
Cash and Cash Equivalents at Beginning of Period	100,723	138,539
Cash and Cash Equivalents at End of Period	$210,439	$181,498

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003
	(Unaudited)
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$12,684	$16,957
Income Taxes Paid	—	77
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	839	382
Financing Provided for Sales of Other Real Estate	1,214	640
Securities Purchased But Not Settled	590	1,034
Securities Sold But Not Settled	40,474	—
Net Increase in Dividends Payable	535	347
The Company Acquired Southeast Texas Bancshares, Inc. and its Subsidiary, Community Bank and Trust, SSB, on March 12, 2004. Assets Acquired and Liabilities Assumed are as Follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	1,021,174	—
Net Cash and Cash Equivalents Received	71,965	—
Fair Value of Liabilities Assumed	982,987	—
Fair Value of Stock Issued	110,152	—
The Company Acquired Corpus Christi Bancshares, Inc. and its Subsidiary, First State Bank, on February 14, 2003. Assets Acquired and Liabilities Assumed are as Follows:
Fair Value of Assets Acquired Including Goodwill, Net of Cash and Cash Equivalents Received	—	25,205
Net Cash and Cash Equivalents Received	—	5,883
Fair Value of Liabilities Assumed	—	29,936
Fair Value of Stock Issued	—	1,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2004 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (“Texas Regional” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

The condensed consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. (the “Parent”) and its wholly-owned subsidiaries, Texas Regional Delaware, Inc., Southeast Texas Insurance Services, L.P., operating under the name Community Insurance, Port Arthur Abstract and Title Company, Southeast Texas Title Company and Texas State Bank (the “Bank”). The Company eliminates all significant intercompany transactions and balances in consolidation. The Company accounts for its investments in subsidiaries on the equity method in the Parent’s financial statements.

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

On January 1, 2004, the Company adopted FIN 46R, resulting in the deconsolidation of Riverway Holdings Capital Trust I and Riverway Holdings Capital Trust II, both of which were created for the sole purpose of issuing trust preferred securities. Trust preferred securities had historically been presented in other borrowed money in the condensed consolidated balance sheets. As a result of the implementation of FIN 46R, the Company’s investment in the common equity of the two trusts is now included in the condensed consolidated balance sheets in other assets. In addition, trust preferred securities have been deconsolidated and junior subordinated debentures are now reflected in other borrowed money. The Company is now recording greater interest expense and dividend income received from the trusts with no effect on net income. The dividend income and interest expense received from and paid to the trusts, respectively, is being included in the condensed consolidated statements of income as other noninterest income and interest expense. As permitted, the provisions of FIN 46R were applied on a prospective basis.

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

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net Income, As Reported	$17,157	$15,341
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(200)	(536)
Pro Forma Net Income	$16,957	$14,805

Net Income Per Share:
Basic – As Reported	$0.57	$0.53
Basic – Pro Forma	0.56	0.51

Diluted – As Reported	0.56	0.52
Diluted – Pro Forma	0.56	0.50

NOTE 2: IMPAIRED LOANS

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $15,154,000 at March 31, 2004 for which there was a related allowance for loan losses of $3,258,000. At March 31, 2004, the Company had $534,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the three months ended March 31, 2004 was $11,169,000. Interest income on impaired loans of $48,000 for cash payments received on nonaccrual loans was recognized during the three months ended March 31, 2004.

NOTE 3: JUNIOR SUBORDINATED DEBENTURES

On January 1, 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of Riverway Holdings Capital Trust I and Riverway Holdings Capital Trust II, both of which were created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company’s $465,000 investment in the common equity of the two trusts being included in the condensed consolidated balance sheets as other assets with a corresponding increase to other borrowed money. The Company is now recording greater interest expense and dividend income received from the trusts with no effect on net income. The dividend income and interest expense received from and paid to the trusts, respectively, is being included in the condensed consolidated statements of income as other noninterest income and interest expense. The increases to other noninterest income and interest expense would have been $10,000 for the three months ended March 31, 2003 had FIN 46R been implemented on January 1, 2003. On February 24, 2004, the Company issued an additional $51,547,000 in junior subordinated debentures to Texas Regional Statutory Trust I, a newly formed Connecticut statutory trust and wholly-owned subsidiary of Texas Regional Delaware, Inc., in order to partly fund the Southeast Texas Bancshares, Inc. acquisition.

As of March 31, 2004, the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and Texas Regional Statutory Trust I (“the Trusts”) had the following Trust Preferred Securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed To Trust	Final Maturity Date

Riverway Holdings Capital Trust I	March 28, 2001	$10,000	10.18% Fixed	$10,310	June 8, 2031

Riverway Holdings Capital Trust II	July 16, 2001	5,000	6-month LIBOR plus 3.75%	5,155	July 25, 2031

Texas Regional Statutory Trust I	February 24, 2004	50,000	3-month LIBOR plus 2.85%	51,547	March 17, 2034

The Company owns all of the common stock of the three business trusts, which have issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trusts. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The Company’s obligations under the debentures constitute a full and unconditional guarantee by the Company of the obligations of the Trusts.

Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.

NOTE 4: COMMON STOCK

On March 9, 2004, the Board of Directors approved a cash dividend of $0.125 per share for shareholders of record on April 1, 2004 and payable on April 15, 2004.

NOTE 5: NET INCOME PER COMMON SHARE COMPUTATIONS

The table below presents a reconciliation of basic and diluted net income per share computations (EPS) (dollars in thousands, except share data):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net Income	$17,157	$15,341
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	30,157,894	29,199,416
Add Assumed Exercise of Dilutive Securities Outstanding Stock Options	177,530	186,355
Riverway Holdback shares	165,000	165,000
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculations	30,500,424	29,550,771
Basic EPS	$0.57	$0.53
Diluted EPS	0.56	0.52

NOTE 6: MATERIAL BUSINESS COMBINATION

On March 12, 2004, the Company acquired 100 percent of the outstanding common shares of Southeast Texas Bancshares, Inc. (“Southeast Texas”), based in Beaumont, Texas. Southeast Texas Bancshares, Inc. was the privately held bank holding company for Community Bank and Trust, SSB and other subsidiaries, including Port Arthur Abstract and Title Company, Southeast Texas Title Company and Community Insurance.  Community Bank and Trust, SSB operated through 27 full-service banking locations throughout a seven county area. The results of operations from the Southeast Texas acquisition have been included in the consolidated financial statements since the date of acquisition.

The Southeast Texas Bancshares shareholders received $113,193,000 in cash and 3,073,043 shares of newly issued Texas Regional common stock in exchange for all of the outstanding shares of Southeast Texas Bancshares, Inc. The aggregate purchase price was $225,512,000. The cash portion of the purchase price was partly funded through the proceeds of the Trust Preferred Securities issued by Texas Regional Statutory Trust I. The value of the 3,073,043 shares issued is based on the average market price of Texas Regional common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands). The purchase price allocation has not been finalized pending valuation of certain assets.

As of March 12, 2004
(Unaudited)
Assets
Cash and Cash Equivalents	$187,325
Investments	143,569
Net Loans Held for Investment	690,575
Allowance for Loan Losses	(8,795)
Property and Equipment	16,711
Intangible Assets	17,793
Goodwill	135,952
Other Assets	25,369
Total Assets Acquired	$1,208,499
Liabilities
Deposits	$961,426
Other Borrowed Money	13,400
Other Liabilities	8,161
Total Liabilities Assumed	982,987
Net Assets Acquired	$225,512

The $17,793,000 acquired intangible assets are an estimate and consist principally of core deposit intangibles. The Company is continuing to evaluate the acquired intangibles.

The following table reflects the proforma results of operations for the three months ended March 31, 2004 and 2003 as though the business combination had been completed as of January 1, 2003 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net interest income	$50,659	$43,360
Net income	16,692	16,489
Earnings per share:
Basic	0.51	0.51
Diluted	0.51	0.51

NOTE 7: RELATED PARTY TRANSACTIONS

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

GENERAL

Texas Regional Bancshares, Inc. is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Texas Regional Delaware, Inc., (“Texas Regional Delaware”) incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary, owns Texas State Bank (the “Bank”), the Company’s primary operating subsidiary. As a result of the acquisition of Southeast Texas Bancshares, Inc. in March 2004, Texas Regional Delaware is now the owner, directly or indirectly, of all of the ownership interests in (i) Southeast Texas Insurance Services, L.P., which operates under the name of Community Insurance and offers general lines of insurance and (ii) Port Arthur Abstract and Title Company and its wholly-owned subsidiary, Southeast Texas Title Company, which offer title insurance agency services. The Bank has two active wholly-owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets.

By authority of the Board of Directors of the Company, Texas Regional in May 2000 filed a Declaration Electing to be a Financial Holding Company with the Federal Reserve Bank of Dallas. The Declaration became effective in June 2000.

Texas State Bank operates sixty-one full-service banking offices. Twenty-eight banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, two banking locations in Mission, two banking locations in Weslaco, two banking locations in Edinburg, and one banking location each in Hidalgo, La Feria, Mercedes, Palm Valley, Peñitas, Progreso, Raymondville, Rio Grande City, Roma, and San Juan. In addition, Texas State Bank operates one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugarland and two banking locations in Houston. Twenty-seven banking locations are located in the East Texas area including seven banking locations in Beaumont, three banking locations in Port Arthur, two banking locations in Orange, two banking locations in Jasper, and one banking location each in Kountze, Lumberton, Port Neches, Silsbee, Sour Lake, Vidor, Tyler, Broaddus, Buna, Colmesneil, Kirbyville, San Augustine and Woodville. At March 31, 2004, Texas Regional had consolidated total assets of $5,453,371,000, loans held for investment (net of unearned discount) of $3,297,220,000, deposits of $4,547,744,000, and shareholders’ equity of $553,797,000.

The Bank provides data processing services to correspondent banks. The Bank’s data processing center serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for all of the Bank’s banking locations.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $210,439,000 at March 31, 2004. By comparison, the Company had $100,723,000 in cash and cash equivalents at December 31, 2003, an increase of $109,716,000 or 108.9%. The increase resulted primarily from $187,325,000 in cash and cash equivalents acquired with the Southeast Texas acquisition.

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

At March 31, 2004 and December 31, 2003, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities at March 31, 2004 and December 31, 2003 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
March 31, 2004 (Unaudited)
U.S. Treasury	$6,176	$92	$—	$6,268
U.S. Government Agency	876,600	21,683	(310)	897,973
Mortgage-Backed	429,867	3,476	(510)	432,833
States and Political Subdivisions	137,759	4,316	(21)	142,054
Other	34,710	119	(10)	34,819
Total	$1,485,112	$29,686	$(851)	$1,513,947
December 31, 2003
U.S. Treasury	$6,199	$21	$—	$6,220
U.S. Government Agency	881,322	14,523	(3,340)	892,505
Mortgage-Backed	345,358	1,983	(1,465)	345,876
States and Political Subdivisions	105,853	4,262	(26)	110,089
Other	31,013	111	—	31,124
Total	$1,369,745	$20,900	$(4,831)	$1,385,814

Securities Held to Maturity
March 31, 2004 (Unaudited)
States and Political Subdivisions	$410	$17	$—	$427
Total	$410	$17	$—	$427
December 31, 2003
States and Political Subdivisions	$410	$21	$—	$431
Total	$410	$21	$—	$431

Net unrealized holding gains on securities available for sale, net of related tax effect, of $18,624,000 and $10,356,000 at March 31, 2004 and December 31, 2003, respectively, was reported in a separate component of shareholders’ equity as accumulated other comprehensive income.

Provided below is a summary of securities available for sale which were in an unrealized loss position at March 31, 2004. The unrealized loss was comprised of securities in a continuous loss position for less than twelve months, which consisted primarily of U.S. Government Agencies and mortgage-backed securities. The Company believes the decrease in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
(Dollars in Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government Agency	$91,283	$(310)	$—	$—	$91,283	$(310)
Mortgage-Backed	124,940	(510)	—	—	124,940	(510)
States and Political Subdivisions	12,405	(21)	—	—	12,405	(21)
Other	1,836	(9)	4,994	(1)	6,830	(10)
Total Temporarily Impaired Securities	$230,464	$(850)	$4,994	$(1)	$235,458	$(851)

Securities available for sale and securities held to maturity with carrying values of $1,389,392,000 and $410,000, respectively, at March 31, 2004 and $1,303,487,000 and $410,000, respectively, at December 31, 2003 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $18,945,000 at March 31, 2004 decreased $5,133,000 or 21.3% compared to December 31, 2003 balance of $24,078,000. The decrease in loans held for sale for the three months ended March 31, 2004 resulted primarily from an increase in the volume of loans paid off by external take out investors.

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

International loans are loans to borrowers that are domiciled in a country other than the United States of America. The Company’s total international loans at March 31, 2004 of $46,746,000 represented 1.3% of total loans held for investment.

Total loans held for investment of $3,297,220,000 at March 31, 2004 increased $777,526,000 or 30.9% compared to December 31, 2003 levels of $2,519,694,000. The Southeast Texas acquisition accounted for $690,575,000 of the increase. Considering the loans added with the Southeast Texas acquisition, the remaining increase in total loans held for investment for the three months ended March 31, 2004 reflects growth in all loan categories except Commercial Tax Exempt and Consumer and represents in part the vitality of the Rio Grande Valley economy.

The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Commercial	$983,952	$751,267
Commercial Tax-Exempt	54,084	56,717
Total Commercial	1,038,036	807,984
Agricultural	69,026	62,319
Real Estate
Construction	422,486	308,331
Commercial Mortgage	1,194,831	991,976
Agricultural Mortgage	56,217	54,593
1-4 Family Mortgage	323,608	177,711
Total Real Estate	1,997,142	1,532,611
Consumer	193,016	116,780
Total Loans Held for Investment	$3,297,220	$2,519,694

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

Nonperforming assets of $28,516,000 at March 31, 2004 increased $7,847,000 or 38.0% compared to December 31, 2003 levels of $20,669,000. Nonaccrual loans of $15,154,000 at March 31, 2004 increased $5,032,000 or 49.7% compared to $10,122,000 at December 31, 2003. The increase was primarily the result of $2,162,000 in nonaccrual loans acquired with the Southeast Texas acquisition as well as the addition of one loan relationship totaling $2,772,000. Foreclosed and other assets increased by $2,815,000 or 26.7% to $13,362,000 at March 31, 2004 compared to $10,547,000 at December 31, 2003. The increase in foreclosed and other assets during 2004 was primarily attributable to $4,165,000 in other real estate acquired with the Southeast Texas acquisition. The increase was partially offset by the sale of four properties totaling $824,000. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more and still accruing at March 31, 2004 and December 31, 2003 totaled $7,994,000 and $8,886,000, respectively. The decrease in accruing loans past due 90 days or more at March 31, 2004 as compared to December 31, 2003 resulted primarily from two loan relationships totaling $2,766,000 that were transferred to nonaccrual status as of March 31, 2004. The decrease was partially offset by $1,822,000 in accruing loans past due 90 days or more acquired with Southeast Texas acquisition. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other assets at March 31, 2004 decreased to 1.10% from 1.17% at December 31, 2003.

An analysis of the components of nonperforming assets follows (dollars in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Nonaccrual Loans	$15,154	$10,122
Nonperforming Loans	15,154	10,122
Foreclosed and Other Assets	13,362	10,547
Total Nonperforming Assets	28,516	20,669
Accruing Loans 90 Days or More Past Due	7,994	8,886
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$36,510	$29,555
Nonperforming Loans as a % of Total Loans Held for Investment	0.46%	0.40%
Nonperforming Assets as a % of Total Loans Held for Investment and Foreclosed and Other Assets	0.86	0.82
Nonperforming Assets as a % of Total Assets	0.52	0.49
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a % of Total Loans Held for Investment and Foreclosed and Other Assets	1.10	1.17

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at March 31, 2004, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES - CRITICAL ACCOUNTING POLICY

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. A specific percentage is allocated to total loans not specifically reserved while additional amounts are added for individual loans considered to have specific probable loss potential. Loans identified as losses are charged-off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank’s allowance for loan losses on a quarterly basis. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio. There can be no assurance that future additions or reductions to the allowance will not be necessary.

The allowance for loan losses at March 31, 2004 totaled $41,094,000, representing a net increase of $9,860,000 or 31.6% compared to $31,234,000 at December 31, 2003. $8,795,000 of the increase related to the Southeast Texas acquisition during first quarter 2004. Management believes that the allowance for loan losses at March 31, 2004 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Balance at Beginning of Period	$31,234	$28,116
Balance from Acquisition	8,795	228
Provision for Loan Losses	3,924	3,691
Charge-Offs
Commercial	2,508	2,732
Agricultural	189	—
Real Estate	96	20
Consumer	625	496
Total Charge-Offs	3,418	3,248
Recoveries
Commercial	218	84
Agricultural	—	—
Real Estate	88	39
Consumer	253	243
Total Recoveries	559	366
Net Charge-Offs	2,859	2,882
Balance at End of Period	$41,094	$29,153
Ratio of Allowance for Loan Losses to Loans Held for Investment, Net of Unearned Discount	1.25%	1.24%
Ratio of Allowance for Loan Losses to Nonperforming Loans	271.18	230.71
Ratio of Net Charge-Offs to Average Total Loans Held for Investment, Net of Unearned Discount	0.42	0.51

PREMISES AND EQUIPMENT, NET

Premises and equipment of $125,582,000 at March 31, 2004 increased by $17,707,000 or 16.4% compared to December 31, 2003 levels of $107,875,000. The increase resulted primarily from $16,711,000 of premises and equipment acquired in the Southeast Texas acquisition during first quarter 2004.

GOODWILL AND IDENTIFIABLE INTANGIBLES

Goodwill of $165,808,000 at March 31, 2004 increased $135,952,000 compared to $29,856,000 at December 31, 2003. The increase is attributable to $135,952,000 in goodwill added with the Southeast Texas acquisition. Identifiable intangibles of $32,259,000 at March 31, 2004 increased $16,996,000 or 111.4% compared to $15,263,000 at December 31, 2003. Identifiable intangibles increased as a result of $17,793,000 in intangibles added with the Southeast Texas acquisition. The increase was offset by amortization of $798,000 for first quarter 2004.

DEPOSITS

Total deposits of $4,547,744,000 at March 31, 2004 increased $1,031,309,000 or 29.3% compared to December 31, 2003 levels of $3,516,435,000. The increase in total deposits for the three months ended March 31, 2004 is primarily attributable to $961,426,000 added with the Southeast Texas acquisition, as well as growth in the volume of business conducted by the Company.

The following table presents the composition of total deposits (dollars in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Demand Deposits
Commercial and Individual	$816,160	$530,754
Public Funds	12,310	5,457
Total Demand Deposits	828,470	536,211
Interest-Bearing Deposits
Savings
Commercial and Individual	212,918	146,836
Public Funds	465	400
Money Market Checking and Savings
Commercial and Individual	928,000	575,689
Public Funds	380,433	388,747
Time Deposits
Commercial and Individual	1,545,036	1,280,589
Public Funds	652,422	587,963
Total Interest-Bearing Deposits	3,719,274	2,980,224
Total Deposits	$4,547,744	$3,516,435

OTHER BORROWED MONEY

Other borrowed money of $307,881,000 at March 31, 2004 increased $48,316,000 or 18.6% compared to December 31, 2003 levels of $259,565,000. The increase in other borrowed money is primarily attributable to the issuance of $51,547,000 in junior subordinated debentures to the Texas Regional Statutory Trust I in February 2004. The trust, in turn, issued $50,000,000 in Trust Preferred Securities.

As a result of the deconsolidation of the Trusts upon adoption of FIN 46R on January 1, 2004, the Trust Preferred Securities are no longer shown as other borrowed money in the condensed consolidated balance sheets. Instead, the junior subordinated debentures issued to the Trusts are included as other borrowed money. The components of other borrowed money are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$109,753	$91,565
Federal Home Loan Bank Advances	131,116	153,000
Trust Preferred Securities	—	15,000
Junior Subordinated Debentures	67,012	—
Total Other Borrowed Money	$307,881	$259,565

At March 31, 2004, the Company had available lines of credit totaling $60,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $209,496,000 from the Federal Home Loan Bank, of which $131,116,000 was advanced at March 31, 2004.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $132,066,000 or 31.3% during the three months ended March 31, 2004 primarily due to $110,152,000 added with the Southeast Texas acquisition, as well as comprehensive income of $25,425,000 less cash dividends of $4,091,000. Comprehensive income for the period included net income of $17,157,000 and net change in unrealized gains and losses on securities available for sale, net of tax, of $8,268,000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines.

The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of March 31, 2004 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$442,448	11.49%	$308,164	8.00%	$385,205	10.00%
Tier I Capital (to Risk-Weighted Assets)	401,354	10.42	154,082	4.00	231,123	6.00
Tier I Capital (to Average Assets)	401,354	9.38	171,113	4.00	213,892	5.00

As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$411,360	13.94%	$236,074	8.00%	$295,092	10.00%
Tier I Capital (to Risk-Weighted Assets)	380,126	12.88	118,037	4.00	177,055	6.00
Tier I Capital (to Average Assets)	380,126	9.26	164,120	4.00	205,149	5.00

Texas State Bank
As of March 31, 2004 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$416,649	10.84%	$307,605	8.00%	$384,506	10.00%
Tier I Capital (to Risk-Weighted Assets)	375,555	9.77	153,803	4.00	230,704	6.00
Tier I Capital (to Average Assets)	375,555	8.76	171,420	4.00	214,275	5.00

As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$387,344	13.14%	$235,890	8.00%	$294,863	10.00%
Tier I Capital (to Risk-Weighted Assets)	356,110	12.08	117,945	4.00	176,918	6.00
Tier I Capital (to Average Assets)	356,110	8.68	164,021	4.00	205,026	5.00

At March 31, 2004, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $17,157,000 and $15,341,000 and net income per diluted common share was $0.56 and $0.52 for the three months ended March 31, 2004 and 2003, respectively. Net income increased primarily due to sustained loan growth coupled with a reduction in the costs of funds. This was partially offset by increases in salary and employee benefits resulting from higher staff levels. Return on assets averaged 1.53% and 1.60% while return on shareholders’ equity averaged 14.29% and 16.03% for the three months ended March 31, 2004 and 2003, respectively.

INTEREST INCOME

Total interest income for the three months ended March 31, 2004 was $57,398,000, an increase of $5,411,000 or 10.4% from the three months ended March 31, 2003. This increase in interest income was primarily due to a $573,580,000 or 15.98% increase in average interest-earning assets to $4,163,691,000 for the three months ended March 31, 2004 compared to the same period in 2003. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the Southeast Texas acquisition. Although average interest-earning assets increased substantially, the growth in interest income was hampered by interest rate reductions driven by the Federal Reserve monetary policy.

Interest income on loans held for investment increased $5,170,000 or 13.0% to $44,975,000 for the three months ended March 31, 2004 compared to the same period in 2003. A $408,193,000 or 17.7% increase in average loans held for investment over the same period in 2003 propelled the increase. This was partially offset by a 32 basis point decrease in the yield on loans held for investment as a result of declining interest rates. The increase in average loans held for investment outstanding was primarily due to the Southeast Texas acquisition. Interest income on securities increased to $12,130,000, reflecting a $645,000 or 5.6% increase from the prior comparable period. This increase was attributable to a $206,605,000 increase in average securities, up 17.1% compared to the three months ended March 31, 2003. The increase was hindered by a 41 basis point decrease in the yield on average securities during first quarter 2004 compared to the same period in 2003.

INTEREST EXPENSE

Interest expense decreased to $13,834,000 for the three months ended March 31, 2004 compared to $16,652,000 for the same period in 2003, representing a decrease of $2,818,000 or 16.9%. The decrease resulted from a 61 basis point decrease in the cost of funds during the first quarter 2004 compared to the same period in 2003 due to declining market rates. Interest expense on deposits decreased by $2,223,000 or 15.2% to $12,438,000 for first quarter 2004 compared to the comparable period in 2003. The decrease reflects the effects of interest rate reductions made by the Company since March 31, 2003, as well as the offsetting effect of an increase in average interest-bearing deposits by $411,184,000 or 14.9% to $3,177,044,000 for first quarter 2004 compared with first quarter 2003. The increase in average interest-bearing deposits was primarily attributable to the Southeast Texas acquisition. Interest expense on other borrowed money decreased $595,000 or 29.9% to $1,396,000 for the three months ended March 31, 2004 compared to the same period in 2003. The decrease was primarily attributable to a $29,001,000 or 12.0% decrease in average other borrowed money to $212,613,000 compared to $241,614,000 a year ago, as well as a 70 basis point decrease in the rate paid on other borrowed money.

NET INTEREST INCOME

Net interest income, reported on a tax-equivalent basis, was $44,471,000 for the three months ended March 31, 2004 compared with $35,998,000 for the same period in 2003, an increase of $8,473,000 or 23.5%. See “Interest Income” and “Interest Expense” for a discussion on the increase in net interest income during the three months ended March 31, 2004 compared to the same 2003 period. The net interest margin was 4.30% for the three months ended March 31, 2004 compared with 4.07% for the same period in 2003.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change”. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change”. The following tables present for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2004 and 2003 (dollars in thousands):

	Three Months Ended
	March 31, 2004			March 31, 2003
Tax-Equivalent Basis (1)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$18,723	$259	5.56%	$44,900	$608	5.49%
Loans Held for Investment
Commercial	939,391	14,459	6.19	771,552	11,892	6.25
Real Estate	1,641,574	28,209	6.91	1,396,473	25,094	7.29
Consumer	132,680	2,674	8.11	137,427	3,008	8.88
Total Loans Held for Investment	2,713,645	45,342	6.72	2,305,452	39,994	7.04
Securities
Taxable	1,312,826	11,209	3.43	1,127,500	10,661	3.83
Tax-Exempt	104,058	1,461	5.65	82,779	1,298	6.36
Total Securities	1,416,884	12,670	3.60	1,210,279	11,959	4.01
Interest-Bearing and Time Deposits	7,369	17	0.93	10,093	31	1.25
Federal Funds Sold	7,070	17	0.97	19,387	58	1.21
Total Interest-Earning Assets	4,163,691	$58,305	5.63%	3,590,111	$52,650	5.95%
Cash and Due from Banks	100,336			115,627
Premises and Equipment, Net	111,448			91,058
Other Assets	156,374			120,000
Allowance for Loan Losses	(35,057)			(29,719)
Total Assets	$4,496,792			$3,887,077
Liabilities
Interest-Bearing Liabilities
Savings	$162,502	$127	0.31%	$142,758	$227	0.64%
Money Market Checking and Savings	1,051,727	1,948	0.74	873,669	2,489	1.16
Time Deposits	1,962,815	10,363	2.12	1,749,433	11,945	2.77
Total Savings and
Time Deposits	3,177,044	12,438	1.57	2,765,860	14,661	2.15
Other Borrowed Money	212,613	1,396	2.64	241,614	1,991	3.34
Total Interest-Bearing Liabilities	3,389,657	$13,834	1.64%	3,007,474	$16,652	2.25%
Demand Deposits	596,331			457,441
Other Liabilities	27,893			33,942
Total Liabilities	4,013,881			3,498,857
Shareholders’ Equity	482,911			388,220
Total Liabilities and Shareholders’ Equity	$4,496,792			$3,887,077
Net Interest Income		$44,471			$35,998
Net Yield on Total Interest- Earning Assets			4.30%			4.07%

(1)          For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equated tax-exempt income to income from taxable assets (assuming a 35% effective federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with generally accepted accounting principles.

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

	Three Months Ended March 31, 2004 Compared to 2003
	Net	Due to Change in		Rate/
	Change	Volume	Rate	Volume
	(Unaudited)
Interest Income
Loans Held for Sale	$(349)	$(352)	$8	$(5)
Loans Held for Investment	5,348	7,474	(1,806)	(320)
Securities
Taxable	548	1,856	(1,123)	(185)
Tax-Exempt	163	348	(147)	(38)
Interest-Bearing and Time Deposits	(14)	(8)	(8)	2
Federal Funds Sold	(41)	(37)	(12)	8
Total Interest Income	5,655	9,281	(3,088)	(538)
Interest Expense
Deposits	(2,223)	2,320	(3,955)	(588)
Other Borrowed Money	(595)	(225)	(421)	51
Total Interest Expense	(2,818)	2,095	(4,376)	(537)
Net Interest Income Before Allocation of Rate/Volume	8,473	7,186	1,288	(1)
Allocation of Rate/Volume	—	(230)	229	1
Changes in Net Interest Income	$8,473	$6,956	$1,517	$—

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $3,924,000 for the three months ended March 31, 2004 compared to $3,691,000 for the same period in 2003 as a result of management’s assessment of current regional economic conditions and probable losses in the portfolio. Net charge-offs totaled $2,859,000 for the three months ended March 31, 2004 compared to $2,882,000 for the same comparable period and decreased to 0.42% of average loans held for investment during the three months ended March 31, 2004 compared to 0.51% of average loans held for investment during the same period in 2003.

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

NONINTEREST INCOME

The Company’s primary sources of noninterest income are service charges on deposit accounts, other banking service related fees, and data processing service fees. Noninterest income totaled $13,008,000 for the three months ended March 31, 2004 compared to $12,292,000 for the same period in 2003. Excluding net realized gains on sales of securities available for sale, noninterest income increased $1,971,000 or 18.7% from the same period in 2003. The majority of the increase is attributable to an increase in total service charges.

Total service charges of $9,235,000 for the three months ended March 31, 2004 increased $2,005,000 or 27.7% compared to $7,230,000 for the same period in 2003. The increase in total service charges was generated from deposit growth combined with an increase of $906,000 or 21.5% in non-sufficient and return item charges. During July 2003, non-sufficient fund item charges increased from $25 per item to $30 per item. In addition, the Company recognized $301,000 in service fees associated with the title and insurance companies acquired with the Southeast Texas acquisition.

Trust service fees of $727,000 for the three months ended March 31, 2004 remained comparable to $675,000 recorded for the three months ended March 31, 2003, increasing by only $52,000 or 7.7%. The increase in trust service fees is reflective of the increase in the average fair value of trust accounts by 35.1% during the three months ended March 31, 2004 compared to the prior comparable period. The increase in the average fair value of trust accounts is primarily due to the addition of $623,267,000 in trust assets with the Southeast Texas acquisition. The fair market value of assets managed at March 31, 2004 was $1,138,061,000 compared to $495,593,000 at December 31, 2003 and $458,377,000 a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Net realized gains on sales of securities available for sale for the three months ended March 31, 2004 totaled $499,000 compared to $1,754,000 for the same period in 2003. The decrease was primarily due to a decrease in the sale of callable securities before their anticipated call dates compared to first quarter 2003. Net unrealized holding gains on securities available for sale, net of tax, totaled $18,624,000 at March 31, 2004. See “Shareholders’ Equity”.

Data processing service fees of $2,122,000 for the three months ended March 31, 2004 increased $401,000 or 23.3% compared to $1,721,000 for the same period last year. Data processing fees increased due to an increase in account volume for five data processing clients.  The data processing contracts stipulate an increase in monthly fees based on account volume. There were 26 data processing clients at March 31, 2004 and 25 at March 31, 2003.

Loan servicing loss, net of $182,000 decreased $211,000 or 53.7% for the three months ended March 31, 2004 compared to a $393,000 loss for the same period in 2003. The decrease was primarily attributable to a decrease in mortgage servicing right asset amortization by $425,000 compared to first quarter 2003.

Other noninterest income of $607,000 for the three months ended March 31, 2004 decreased $698,000 or 53.5% compared to $1,305,000 for the same period in 2003. The decrease resulted primarily from a decrease of $825,000 in gains on sale of loans during the first quarter 2004 compared to the same 2003 period.

NONINTEREST EXPENSE

Noninterest expense of $26,863,000 for the three months ended March 31, 2004 increased $5,644,000 or 26.6% compared to $21,219,000 for the same period in 2003. The efficiency ratio of expense to total revenue was 47.48% for the three months ended March 31, 2004 compared to 44.55% for the same period in 2003. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, of $13,782,000 for the three months ended March 31, 2004 increased $2,933,000 or 27.0% compared to the same period last year of $10,849,000. The increase reflects increases in base salaries and higher levels of staff, including staff acquired as a result of the Southeast Texas acquisition. The number of full-time equivalent employees of 1,674 at March 31, 2004 represents an increase of 39.0% from 1,204 at March 31, 2003. Salaries and employee benefits averaged 1.23% of average assets for the three months ended March 31, 2004 compared to 1.13% for the three months ended March 31, 2003.

Net occupancy expense totaled $2,173,000 for the three months ended March 31, 2004 increasing $616,000 or 39.6% compared to $1,557,000 reported for first quarter 2003. The increase was primarily attributable to $219,000 in occupancy expenses resulting from Southeast Texas acquisition, as well as a $131,000 increase in building lease expense associated with a new branch opening. Texas State Bank operated sixty-five banking locations as of March 31, 2004 compared to thirty-one at March 31, 2003.

Equipment expense of $3,219,000 for the three months ended March 31, 2004 increased $866,000 or 36.8% from $2,353,000 reported for the same period in 2003. The increase is primarily the result of the Southeast Texas acquisition. In addition, there was an increase in depreciation expense and equipment service contracts incurred in the acquired and new banking locations during part of first quarter 2003 through first quarter 2004.

Other real estate expense, net includes rent income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate expense, net of $121,000 for the three months ended March 31, 2004 decreased $123,000 or 50.4% from $244,000 for the three months ended March 31, 2003. The decrease resulted primarily from a $165,000 gain on the sale of one property realized during the first quarter of 2004. Management is actively seeking buyers for all other real estate.

Amortization of identifiable intangibles of $798,000 for the three months ended March 31, 2004 decreased $52,000 or 6.1% compared to $850,000 for the same period in 2003. The decrease was primarily attributable to a decrease of $82,000 in amortization of core deposit intangibles of Riverway and San Juan during the first quarter 2004 compared to the same period in 2003.

A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Salaries and Wages	$10,058	$7,905
Employee Benefits	3,724	2,944
Total Salaries and Employee Benefits	13,782	10,849
Net Occupancy Expense	2,173	1,557
Equipment Expense	3,219	2,353
Other Real Estate Expense, Net
Rent Income	(258)	(53)
Gain on Sale	(146)	(29)
Expenses	382	241
Write-Downs	143	85
Total Other Real Estate Expense, Net	121	244
Amortization of Identifiable Intangibles	798	850
Other Noninterest Expense
Advertising and Public Relations	1,163	832
Data Processing and Check Clearing	1,205	861
Director Fees	131	121
Franchise Tax	80	46
Insurance	125	86
FDIC Insurance	151	126
Legal	407	227
Professional Fees	608	690
Postage, Delivery and Freight	568	439
Printing, Stationery and Supplies	749	650
Telephone	305	204
Other Losses	268	276
Miscellaneous Expense	1,010	808
Total Other Noninterest Expense	6,770	5,366
Total Noninterest Expense	$26,863	$21,219

INCOME TAX EXPENSE

The Company recorded Income Tax Expense of $8,628,000 for the three months ended March 31, 2004 compared to $7,376,000 for the three months ended March 31, 2003, representing an increase of $1,252,000 or 17.0%. The increase in income tax is primarily due to an increased level of pretax income for the three months ended March 31, 2004 compared to the same period in 2003. The Company’s effective tax rate for the three months ended March 31, 2004 was 33.5% compared to 32.5% for the same period in 2003.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2004, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.49%, a Tier I risk-based capital ratio of 10.42%, and a leverage ratio of 9.38%.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At March 31, 2004, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, was 33.5% compared to 37.9% at December 31, 2003.

Liability liquidity is provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have nor does it solicit brokered deposits. Federal funds purchased and short-term borrowings are additional sources of liquidity. At March 31, 2004, the Company had available lines of credit totaling $60,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $209,496,000 from the Federal Home Loan Bank, of which $131,116,000 was advanced at March 31, 2004. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

At March 31, 2004, the Company had outstanding commitments to extend credit of approximately $669,267,000, commercial letters of credit of $1,520,000, standby letters of credit of $97,980,000, and credit card guarantees of $1,344,000. In addition, the Company had construction and real estate purchase commitments of $2,113,000.

During the three months ended March 31, 2004, funds for $141,277,000 of securities purchased and $89,994,000 of net loan growth came from various sources, including $127,889,000 of proceeds from security sales and maturities, $71,965,000 in net cash provided by the Southeast Texas acquisition, and a net increase in deposits of $69,883,000.

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

CRITICAL ACCOUNTING POLICIES

The Company considers its Allowance for Loan Losses policy as a policy critical to the sound operations of the Company. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that are identified as probable during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans on the condensed consolidated balance sheets. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See “Allowance for Loan Losses - Critical Accounting Policy” and “Provision for Loan Losses” for further information regarding the Company’s provision and allowance for loan losses policy.

POSSIBLE NEGATIVE IMPACT OF LITIGATION

The Company’s subsidiary, Texas State Bank, is a party to two cases arising out of a series of lease pool purchase and sale transactions that Riverway Bank engaged in with Commercial Money Center, Inc. and its affiliates (“CMC”), prior to the acquisition of Riverway Bank by the Company. Riverway Bank sold the lease pools to General Electric Capital Corporation (“GECC”) in 2000, and CMC filed for bankruptcy in 2002. One case involves insurers who issued policies providing protection to investors against losses from defaults within the CMC lease pools, and who failed to pay claims of the investors, including GECC. The other case involves allegations by lessees that, among other things, lease transactions were disguised security agreements and that CMC failed to comply with certain California licensing requirements. Outside counsel for the Company has advised that at this stage in the proceedings such counsel cannot offer an opinion as to the probable outcome of the litigation. The Company intends to continue to vigorously contest all of the allegations in each of the lawsuits. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows. The Company acquired Riverway Holdings, Inc. (“Riverway”) and its subsidiary, Riverway Bank, on February 22, 2002. As provided in the agreement included in the proxy statement sent to the Riverway shareholders, 100,000 shares (165,000 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies, including these matters. As of March 31, 2004, no shares relating to that agreement have been released.

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

The following table summarizes the simulated change in net interest income over a 12-month period as of March 31, 2004 and December 31, 2003 (dollars in thousands):

Changes in Interest	Estimated Net	Increase (Decrease) in Net Interest Income
Rates (Basis Points)	Interest Income	Amount	Percent
March 31, 2004 (Unaudited)
+100	$220,795	$8,400	4.0%
-	212,395	—	—
-100	201,125	(11,270)	(5.3)
December 31, 2003
+100	173,992	9,637	5.9
-	164,355	—	—
-100	158,866	(5,489)	(3.3)

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

ITEM 4. CONTROLS AND PROCEDURES

As of the date of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s subsidiary, Texas State Bank, is a party to two cases arising out of a series of lease pool purchase and sale transactions that Riverway Bank engaged in with Commercial Money Center, Inc. and its affiliates (“CMC”), prior to the acquisition of Riverway Bank by the Company. Riverway Bank sold the lease pools to General Electric Capital Corporation (“GECC”) in 2000, and CMC filed for bankruptcy in 2002. One case involves insurers who issued policies providing protection to investors against losses from defaults within the CMC lease pools, and who failed to pay claims of the investors, including GECC. The other case involves allegations by lessees that, among other things, lease transactions were disguised security agreements and that CMC failed to comply with certain California licensing requirements. Outside counsel for the Company has advised that at this stage in the proceedings such counsel cannot offer an opinion as to the probable outcome of the litigation. The Company intends to continue to vigorously contest all of the allegations in each of the lawsuits. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows. The Company acquired Riverway Holdings, Inc. (“Riverway”) and its subsidiary, Riverway Bank, on February 22, 2002. As provided in the agreement included in the proxy statement sent to the Riverway shareholders, 100,000 shares (165,000 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies, including these matters. As of March 31, 2004, no shares relating to that agreement have been released.

The Company is involved in other routine litigation in the normal course of its business, which in the opinion of management, will not have a material adverse effect on the consolidated financial position, or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)          Exhibits — The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

10.1	Amendment Number 10 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer).

31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer).

32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports of Form 8-K

On January 20, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K announcing 2003 annual earnings.

On February 25, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K announcing that Texas Regional Statutory Trust I had completed an offering of $50,000,000 of Floating Rate Capital Securities.

On March 9, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K announcing that its Board of Directors declared a regular quarterly cash dividend of $0.125 per share payable on April 15, 2004 to common shareholders of record on April 1, 2004.

On March 12, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K announcing the completion of the Southeast Texas Bancshares, Inc. acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

Date:	May 10, 2004	/s/ G.E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

Date:	May 10, 2004	/s/ R.T. Pigott, Jr.
R. T. Pigott, Jr.
Executive Vice President
& Chief Financial Officer