Form 10-Q
period 2004-06-30
TEXAS REGIONAL BANCSHARES INC
filed 2004-08-09
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

There were 32,773,942 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of August 2, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share Data)	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and Due From Banks	$134,731	$100,167
Interest-Bearing Deposits at Other Banks	629	556
Total Cash and Cash Equivalents	135,360	100,723
Time Deposits	11	199
Securities Available for Sale, at Fair Value	1,469,768	1,385,814
Securities Held to Maturity, at Amortized Cost (Fair Value of $421 in 2004 and $431 in 2003)	410	410
Loans Held for Sale	17,264	24,078
Loans Held for Investment, Net of Unearned Discount of $699 in 2004 and $261 in 2003	3,438,666	2,519,694
Less: Allowance for Loan Losses	(41,956)	(31,234)
Net Loans Held for Investment	3,396,710	2,488,460
Premises and Equipment, Net	128,302	107,875
Accrued Interest Receivable	32,165	27,740
Other Real Estate	9,664	8,785
Goodwill	165,637	29,856
Identifiable Intangibles, Net	30,668	15,263
Other Assets	52,789	28,733
Total Assets	$5,438,748	$4,217,936
Liabilities
Deposits
Demand	$860,241	$536,211
Savings	211,418	147,236
Money Market Checking and Savings	1,324,170	964,436
Time Deposits	2,205,395	1,868,552
Total Deposits	4,601,224	3,516,435
Other Borrowed Money	280,868	259,565
Accounts Payable and Accrued Liabilities	17,155	20,205
Total Liabilities	4,899,247	3,796,205
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 32,584,118 Shares in 2004 and 29,470,659 Shares in 2003	32,584	29,471
Paid-In Capital	386,210	278,131
Retained Earnings	131,578	103,773
Accumulated Other Comprehensive Income (Loss)	(10,871)	10,356
Total Shareholders’ Equity	539,501	421,731
Total Liabilities and Shareholders’ Equity	$5,438,748	$4,217,936

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2004	2003	2004	2003
	(Unaudited)
Interest Income
Loans Held for Sale	$352	$685	$611	$1,293
Loans Held for Investment, Including Fees	54,669	40,343	99,184	80,148
Securities
Taxable	11,426	9,969	22,635	20,630
Tax-Exempt	1,147	846	2,068	1,670
Interest-Bearing and Time Deposits	26	107	43	138
Federal Funds Sold	11	67	28	125
Total Interest Income	67,631	52,017	124,569	104,004
Interest Expense
Deposits	14,185	14,354	26,623	29,015
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	473	941	1,048	1,921
Federal Home Loan Bank Advances	399	437	682	1,018
Other Borrowed Money	840	319	1,378	749
Total Interest Expense	15,897	16,051	29,731	32,703
Net Interest Income Before Provision for Loan Losses	51,734	35,966	94,838	71,301
Provision for Loan Losses	4,693	2,429	8,617	6,120
Net Interest Income After Provision for Loan Losses	47,041	33,537	86,221	65,181
Noninterest Income
Service Charges on Deposit Accounts	10,264	5,747	17,562	11,229
Other Service Charges	3,400	1,569	5,797	3,317
Trust Service Fees	1,444	744	2,171	1,419
Net Realized Gains on Sales of Securities Available for Sale	1,383	4,858	1,882	6,612
Data Processing Service Fees	2,128	1,741	4,250	3,462
Loan Servicing Loss, Net	(279)	(1,533)	(461)	(1,926)
Other Noninterest Income	745	633	1,352	1,938
Total Noninterest Income	19,085	13,759	32,553	26,051
Noninterest Expense
Salaries and Employee Benefits	19,428	12,371	33,210	23,220
Net Occupancy Expense	3,293	1,697	5,466	3,254
Equipment Expense	3,909	2,699	7,128	5,052
Other Real Estate Expense, Net	572	67	693	311
Amortization of Identifiable Intangibles	1,591	833	2,389	1,683
Other Noninterest Expense, Net	9,718	5,950	16,488	11,316
Total Noninterest Expense	38,511	23,617	65,374	44,836
Income Before Income Tax Expense	27,615	23,679	53,400	46,396
Income Tax Expense	8,783	8,224	17,411	15,600
Net Income	18,832	15,455	35,989	30,796
Other Comprehensive Income (Loss), Net of Tax
Unrealized Gain on Securities Available for Sale
Unrealized Holding Gain (Loss) Arising During Period	(28,596)	6,627	(20,004)	7,830
Less: Reclassification Adjustment for Gains Included in Net Income	899	3,158	1,223	4,298
Total Other Comprehensive Income (Loss)	(29,495)	3,469	(21,227)	3,532
Comprehensive Income (Loss)	$(10,663)	$18,924	$14,762	$34,328
Net Income Per Common Share
Basic	$0.58	$0.53	$1.15	$1.05
Diluted	0.57	0.52	1.13	1.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in Thousands)	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Unaudited)
Six Months Ended June 30, 2004
Balance, December 31, 2003	$29,471	$278,131	$103,773	$10,356	$421,731
Net Income	—	—	35,989	—	35,989
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	(21,227)	(21,227)
Total Comprehensive Income	—	—	35,989	(21,227)	14,762
Exercise of Stock Options, 40,416 Shares of Class A Common Stock	40	921	—	—	961
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	157	—	—	157
Purchase of Southeast Texas Bancshares, Inc.	3,073	107,001	—	—	110,074
Class A Common Stock Cash Dividends	—	—	(8,184)	—	(8,184)
Balance, June 30, 2004	$32,584	$386,210	$131,578	$(10,871)	$539,501

Six Months Ended June 30, 2003
Balance, December 31, 2002	$26,488	$186,169	$142,670	$22,128	$377,455
Net Income	—	—	30,796	—	30,796
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	3,532	3,532
Total Comprehensive Income	—	—	30,796	3,532	34,328
Exercise of Stock Options, 219,883 Shares of Class A Common Stock	220	4,302	—	—	4,522
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	781	—	—	781
Ten Percent Stock Dividend	2,668	84,292	(87,004)	—	(44)
Purchase of Corpus Christi Bancshares, Inc.	37	1,115	—	—	1,152
Class A Common Stock Cash Dividends	—	—	(7,091)	—	(7,091)
Balance, June 30, 2003	$29,413	$276,659	$79,371	$25,660	$411,103

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Dollars in Thousands)	2004	2003
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$35,989	$30,796
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion, Net	14,094	11,629
Provision for Loan Losses	8,617	6,120
Provision for Estimated Losses on Other Real Estate and Other Assets	712	9
Deferred Tax Benefit	(1,391)	(1,750)
Net Realized Gains on Sale of Securities Available for Sale	(1,882)	(6,612)
(Gain) Loss on Sale of Other Assets	(72)	85
Loss on Sale of Other Real Estate	1	22
Gain on Disposal of Premises and Equipment	(16)	(10)
Gain on Sale of Loans Held for Sale	(80)	(1,214)
Net Decrease in Loans Held for Sale	9,585	5,305
Increase in Accrued Interest Receivable and Other Assets	(6,895)	(2,977)
Increase in Accounts Payable and Accrued Liabilities	1,695	4,569
Net Cash Provided by Operating Activities	60,357	45,972
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	188	—
Proceeds from Sales of Securities Available for Sale	299,414	318,202
Proceeds from Maturing Securities Available for Sale	81,227	61,978
Purchases of Securities Available for Sale	(356,954)	(470,426)
Loan Originations and Advances, Net	(239,806)	(79,457)
Recoveries of Charged-Off Loans	1,346	676
Proceeds from Sale of Premises and Equipment	323	24
Purchases of Premises and Equipment	(11,691)	(15,646)
Proceeds from Sale of Other Real Estate	3,308	500
Proceeds from Sale of Other Assets	936	605
Net Cash Provided by Merger	71,875	5,883
Net Cash Used in Investing Activities	(149,834)	(177,661)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	54,188	125,734
Net Increase in Time Deposits	69,175	127,741
Net Increase (Decrease) in Other Borrowed Money	7,438	(84,981)
Cash Dividends Paid on Class A Common Stock	(7,648)	(6,737)
Cash Paid in Lieu of Fractional Shares	—	(44)
Proceeds from Sale of Common Stock	961	4,522
Net Cash Provided by Financing Activities	124,114	166,235
Increase in Cash and Cash Equivalents	34,637	34,546
Cash and Cash Equivalents at Beginning of Period	100,723	138,539
Cash and Cash Equivalents at End of Period	$135,360	$173,085
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$28,760	$33,467
Income Taxes Paid	21,403	16,477
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	1,946	1,460
Financing Provided for Sales of Other Real Estate	1,264	1,295
Securities Purchased But Not Settled	—	3,617
Net Increase in Dividends Payable	536	354
The Company Acquired Southeast Texas Bancshares, Inc. and its Subsidiary, Community Bank and Trust, SSB, on March 12, 2004. Assets Acquired and Liabilities Assumed are as Follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	1,020,963	—
Net Cash and Cash Equivalents Received	71,875	—
Fair Value of Liabilities Assumed	982,764	—
Fair Value of Stock Issued	110,074	—
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

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2004 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (“Texas Regional” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”. This interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities (“VIE”) and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through VIEs. Including the assets, liabilities and results of activities of VIEs in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risk and opportunities of the consolidated enterprise. FIN 46 applied immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtained an interest after that date. It applied in the first fiscal or interim period beginning after June 15, 2003, to VIEs in which an enterprise held a variable interest that was acquired before February 1, 2003. However, in December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (“SPE”), the revised FIN 46 (“FIN 46R”) was required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable, however; for all SPEs created prior to February 1, 2003, application is required at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also required certain disclosures of an entity’s relationship with variable interest entities.

On January 1, 2004, the Company adopted FIN 46R, resulting in the deconsolidation of Riverway Holdings Capital Trust I and Riverway Holdings Capital Trust II, both of which were created for the sole purpose of issuing trust preferred securities. Trust preferred securities had historically been presented in other borrowed money in the condensed consolidated balance sheets. As a result of the implementation of FIN 46R, the Company’s investment in the common equity of the two trusts is now included in the condensed consolidated balance sheets in other assets. In addition, trust preferred securities have been deconsolidated and junior subordinated debentures are now reflected in other borrowed money. The Company is now recording greater interest expense and dividend income received from the trusts with no effect on net income. The dividend income and interest expense received from and paid to the trusts, respectively, is being included in the condensed consolidated statements of income and comprehensive income (loss) as other noninterest income and interest expense. As permitted, the provisions of FIN 46R were applied on a prospective basis.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149 (“Statement 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement 149 amends Financial Accounting Standards Board Statement No. 133 (“Statement 133”), “Accounting for Derivative Instruments and Hedging Activities” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of underlying to conform to the language in FASB Interpretation No. 45, and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of Statement 149 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Prior to the issuance of Statement 150, the Company classified trust preferred securities as other borrowed money on the condensed consolidated balance sheets and its related interest cost as interest expense on the condensed consolidated statements of income and comprehensive income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on the Company’s condensed consolidated financial statements.

In December 2003, the Financial Accounting Standards Board issued Statement No. 132 (Revised 2003) (“Statement 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106”. Statement 132R amends Statement No. 87, “Employers’ Accounting for Pensions”, Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. However, the Statement does not change the recognition and measurement requirements of those Statements. Statement 132R retains the disclosure requirements contained in Financial Accounting Standards Board Statement 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106”, which it replaces and requires additional disclosures about assets, obligations, cash flow and net periodic benefit cost. The adoption of Statement 132R did not have an impact on the Company’s condensed consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its condensed consolidated financial statements.

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments”. SAB 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The requirements of SAB 105 did not have a material impact on the Company’s condensed consolidated financial statements.

STOCK BASED EMPLOYEE COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. All outstanding options have been granted at fair market value on the date of grant; therefore, the Company did not record any compensation expense in the condensed consolidated financial statements for its stock-based compensation plans.

The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation” based upon the treasury stock method (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
Net Income, As Reported	$18,832	$15,455	$35,989	$30,796
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards, Net of Related Tax Effect	(971)	(451)	(1,171)	(987)
Pro Forma Net Income	$17,861	$15,004	$34,818	$29,809

Net Income Per Share:
Basic – As Reported	$0.58	$0.53	$1.15	$1.05
Basic – Pro Forma	0.55	0.51	1.11	1.02

Diluted – As Reported	0.57	0.52	1.13	1.04
Diluted – Pro Forma	0.54	0.50	1.10	1.01

RECLASSIFICATIONS

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 2: IMPAIRED LOANS

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $11,965,000 at June 30, 2004 for which there was a related allowance for loan losses of $2,188,000. At June 30, 2004, the Company had $622,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 2004 was $12,292,000. Interest income on impaired loans of $54,000 for cash payments received on nonaccrual loans was recognized during the six months ended June 30, 2004.

NOTE 3: JUNIOR SUBORDINATED DEBENTURES

On January 1, 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of Riverway Holdings Capital Trust I and Riverway Holdings Capital Trust II, both of which were created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company’s $465,000 investment in the common equity of the two trusts being included in the condensed consolidated balance sheets as other assets with a corresponding increase to other borrowed money. The Company is now recording greater interest expense and dividend income received from the trusts with no effect on net income. The dividend income and interest expense received from and paid to the trusts, respectively, is being included in the condensed consolidated statements of income and comprehensive income (loss) as other noninterest income and interest expense. The increases to other noninterest income and interest expense would have been $10,000 and $20,000 for the three and six months ended June 30, 2003, respectively, had FIN 46R been implemented on January 1, 2003. On February 24, 2004, the Company issued an additional $51,547,000 in junior subordinated debentures to Texas Regional Statutory Trust I, a newly formed Connecticut statutory trust and wholly-owned subsidiary of Texas Regional Delaware, Inc., in order to partly fund the Southeast Texas Bancshares, Inc. acquisition.

As of June 30, 2004, the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and Texas Regional Statutory Trust I (“the Trusts”) had the following Trust Preferred Securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding (dollars in thousands):

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

NOTE 4: COMMON STOCK

On March 9, 2004, the Board of Directors approved a cash dividend of $0.125 per share for shareholders of record on April 1, 2004 and payable on April 15, 2004.  In addition, on June 8, 2004, the Board of Directors approved a cash dividend of $0.125 per share for shareholders of record on July 1, 2004 and payable on July 15, 2004.

NOTE 5: NET INCOME PER COMMON SHARE COMPUTATIONS

The table below presents a reconciliation of basic and diluted net income per share computations (EPS) (dollars in thousands, except share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
Net Income	$18,832	$15,455	$35,989	$30,796
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	32,573,160	29,392,672	31,365,527	29,295,904
Add Assumed Exercise of Dilutive Securities
Outstanding Stock Options	211,964	167,819	186,685	174,695
Riverway Holdback shares	165,000	165,000	165,000	165,000
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculation	32,950,124	29,725,491	31,717,212	29,635,599
Basic EPS	$0.58	$0.53	$1.15	$1.05
Diluted EPS	0.57	0.52	1.13	1.04

NOTE 6: MATERIAL BUSINESS COMBINATION

On March 12, 2004, the Company acquired 100 percent of the outstanding common shares of Southeast Texas Bancshares, Inc. (“Southeast Texas”), based in Beaumont, Texas. Southeast Texas Bancshares, Inc. was the privately held bank holding company for Community Bank and Trust, SSB and other subsidiaries, including Port Arthur Abstract and Title Company, Southeast Texas Title Company and Community Insurance. Community Bank and Trust, SSB operated through 29 banking locations in a seven county area. The results of operations from the Southeast Texas acquisition have been included in the condensed consolidated financial statements since the date of acquisition.

The Southeast Texas Bancshares shareholders received $113,197,000 in cash and 3,073,043 shares of newly issued Texas Regional common stock in exchange for all of the outstanding shares of Southeast Texas Bancshares, Inc. The aggregate purchase price was $225,524,000. The cash portion of the purchase price was partly funded through the proceeds of the trust preferred securities issued by Texas Regional Statutory Trust I. The value of the 3,073,043 shares issued is based on the average market price of Texas Regional common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands). The purchase price allocation has not been finalized pending valuation of certain assets.

As of March 12, 2004
(Unaudited)
Assets
Cash and Cash Equivalents	$187,325
Investments	143,569
Loans Held for Sale	2,691
Loans Held for Investment	687,884
Allowance for Loan Losses	(8,795)
Property and Equipment	16,711
Intangible Assets	17,793
Goodwill	135,781
Other Assets	25,329
Total Assets Acquired	$1,208,288
Liabilities
Deposits	$961,426
Other Borrowed Money	13,400
Other Liabilities	7,938
Total Liabilities Assumed	982,764
Net Assets Acquired	$225,524

The $17,793,000 acquired intangible assets are an estimate and consist principally of core deposit intangibles. The Company is continuing to evaluate the acquired intangibles.

The following table reflects the proforma results of operations for the three and six months ended June 30, 2004 and 2003 as though the business combination had been completed as of January 1, 2003 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
Net interest income	$51,734	$44,311	$101,924	$87,660
Net income	19,026	16,995	35,292	33,342
Net income per share:
Basic	0.58	0.52	1.08	1.03
Diluted	0.58	0.52	1.07	1.02

On July 26, 2004, the Company entered into a definitive agreement for the merger with Valley Mortgage, Inc. (“Valley Mortgage”). The acquisition is expected to close during third quarter 2004. The transaction is subject to customary closing conditions, including approval of the Valley Mortgage shareholders.

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

GENERAL

Texas Regional Bancshares, Inc. is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Texas Regional Delaware, Inc. (“Texas Regional Delaware”), incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary, owns Texas State Bank (the “Bank”), the Company’s primary operating subsidiary. As a result of the acquisition of Southeast Texas Bancshares, Inc. in March 2004, Texas Regional Delaware is now the owner, directly or indirectly, of all of the ownership interests in (i) Southeast Texas Insurance Services, L.P., which operates under the name of Community Insurance and offers general lines of insurance and (ii) Port Arthur Abstract and Title Company and its wholly-owned subsidiary, Southeast Texas Title Company, which offer title insurance agency services. The Bank has two active wholly-owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services and (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets.

By authority of the Board of Directors of the Company, Texas Regional in May 2000 filed a Declaration Electing to be a Financial Holding Company with the Federal Reserve Bank of Dallas. The Declaration became effective in June 2000.

Texas State Bank operates sixty-seven banking offices. Thirty banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, two banking locations in Edinburg, two banking locations in San Juan, and one banking location each in Hidalgo, La Feria, Mercedes, Palm Valley, Peñitas, Progreso, Raymondville, Rio Grande City, and Roma. In addition, Texas State Bank operates one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugar Land and two banking locations in Houston. Thirty-one banking locations are located in the East Texas area including seven banking locations in Beaumont, five banking locations in Port Arthur, two banking locations in Orange, two banking locations in Jasper, two banking locations in Lumberton, two banking locations in Silsbee, and one banking location each in Kountze, Port Neches, Sour Lake, Vidor, Tyler, Broaddus, Buna, Colmesneil, Kirbyville, San Augustine and Woodville. At June 30, 2004, Texas Regional had consolidated total assets of $5,438,748,000, loans held for investment (net of unearned discount) of $3,438,666,000, deposits of $4,601,224,000, and shareholders’ equity of $539,501,000.

The Bank provides data processing services to correspondent banks. The Bank’s data processing center serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for all of the Bank’s banking locations.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $135,360,000 at June 30, 2004. By comparison, the Company had $100,723,000 in cash and cash equivalents at December 31, 2003, an increase of $34,637,000 or 34.4%. The increase is primarily attributable to the addition of 29 banking locations with the Southeast Texas acquisition.

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

At June 30, 2004 and December 31, 2003, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities at June 30, 2004 and December 31, 2003 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale June 30, 2004 (Unaudited)
U.S. Treasury	$6,153	$—	$(94)	$6,059
U.S. Government Agency	788,663	4,339	(12,521)	780,481
Mortgage-Backed	513,069	598	(9,674)	503,993
States and Political Subdivisions	137,275	1,844	(1,384)	137,735
Other	41,483	70	(53)	41,500
Total	$1,486,643	$6,851	$(23,726)	$1,469,768
December 31, 2003
U.S. Treasury	$6,199	$21	$—	$6,220
U.S. Government Agency	881,322	14,523	(3,340)	892,505
Mortgage-Backed	345,358	1,983	(1,465)	345,876
States and Political Subdivisions	105,853	4,262	(26)	110,089
Other	31,013	111	—	31,124
Total	$1,369,745	$20,900	$(4,831)	$1,385,814

Securities Held to Maturity June 30, 2004 (Unaudited)
States and Political Subdivisions	$410	$11	$—	$421
Total	$410	$11	$—	$421
December 31, 2003
States and Political Subdivisions	$410	$21	$—	$431
Total	$410	$21	$—	$431

Net unrealized holding gains (losses) on securities available for sale, net of related tax effect, was a $10,871,000 net unrealized loss at June 30, 2004 and a $10,356,000 net unrealized gain at December 31, 2003, and was reported in a separate component of shareholders’ equity as accumulated other comprehensive income (loss).

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2004. The unrealized loss was primarily comprised of securities in a continuous loss position for less than twelve months and consisted primarily of U.S. Government Agencies and mortgage-backed securities. Although the securities are included in the available for sale portfolio, the Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost. The Company believes the decrease in value is attributable to changes in market interest rates and not credit quality of the issuers.

	Less than 12 Months		12 Months or More		Total
(Dollars in Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Unaudited)
U.S. Treasury	$5,859	$(94)	$—	$—	$5,859	$(94)
U.S. Government Agency	604,222	(9,273)	63,458	(3,248)	667,680	(12,521)
Mortgage-Backed	346,284	(7,075)	76,690	(2,599)	422,974	(9,674)
States and Political Subdivisions	63,639	(1,332)	1,497	(52)	65,136	(1,384)
Other	8,595	(53)	—	—	8,595	(53)
Total Temporarily Impaired Securities	$1,028,599	$(17,827)	$141,645	$(5,899)	$1,170,244	$(23,726)

Securities available for sale and securities held to maturity with carrying values of $1,319,004,000 and $410,000, respectively, at June 30, 2004 and $1,303,487,000 and $410,000, respectively, at December 31, 2003 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $17,264,000 at June 30, 2004 decreased $6,814,000 or 28.3% compared to December 31, 2003 balance of $24,078,000. The decrease is net of $2,691,000 added with the Southeast Texas acquisition. Loans held for sale for the six months ended June 30, 2004 decreased primarily from an increase in the volume of loans purchased by external take-out investors.

LOANS HELD FOR INVESTMENT

The Company manages its credit risk by establishing and implementing strategies and guidelines appropriate to the characteristics of borrowers, industries, geographic locations and risk products. Diversification of risk within each of these areas is a primary objective. Policies and procedures are developed to ensure that loan commitments conform to current strategies and guidelines. Management continually refines the Company’s credit policies and procedures to address the risks in the current and prospective environment and to reflect management’s current strategic focus. The credit process is controlled with continuous credit review and analysis, and review by internal and external auditors and regulatory authorities. The Company’s loans are widely diversified by borrower and industry group. The Company does not maintain any single loan relationship that it considers material to the overall portfolio.

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

Management of the Company believes that the Company has benefited from increased loan demand due to passage of the North American Free Trade Agreement (“NAFTA”) and the strong population growth in the Rio Grande Valley. The effects of NAFTA have also increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras), which benefit the Rio Grande Valley economy. Management believes that NAFTA will continue to have a positive impact on the Company’s growth and earnings prospects.

International loans are loans to borrowers that are domiciled in a country other than the United States of America. The Company’s total international loans at June 30, 2004 of $43,536,000 represented 1.3% of total loans held for investment.

Total loans held for investment of $3,438,666,000 at June 30, 2004 increased $918,972,000 or 36.5% compared to December 31, 2003 levels of $2,519,694,000. The Southeast Texas acquisition accounted for $687,884,000 of the increase, resulting in internal growth of $231,088,000 or 9.2% since December 31, 2003. Considering the loans added with the Southeast Texas acquisition, the increase in total loans held for investment for the six months ended June 30, 2004 reflects growth in all loan categories except Commercial Tax Exempt and represents in part the vitality of the Rio Grande Valley economy and increased activity through the Company’s Houston area branches.

The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Commercial	$1,014,181	$751,267
Commercial Tax-Exempt	43,725	56,717
Total Commercial	1,057,906	807,984
Agricultural	66,702	62,319
Real Estate
Construction	524,288	308,331
Commercial Mortgage	1,270,175	991,976
Agricultural Mortgage	59,526	54,593
1-4 Family Mortgage	274,717	177,711
Total Real Estate	2,128,706	1,532,611
Consumer	185,352	116,780
Total Loans Held for Investment	$3,438,666	$2,519,694

In the ordinary course of business, the Company’s subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of June 30, 2004 and December 31, 2003, loans outstanding to directors, officers and their affiliates were approximately $63,878,000 and $9,823,000, respectively. The increase resulted primarily from two loan relationships added for directors elected in April 2004 as a result of the Southeast Texas acquisition.

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

Nonperforming assets of $22,559,000 at June 30, 2004 increased $1,890,000 or 9.1% compared to December 31, 2003 levels of $20,669,000. Nonaccrual loans of $11,965,000 at June 30, 2004 increased $1,843,000 or 18.2% compared to $10,122,000 at December 31, 2003. The increase was primarily the result of the addition of three loan relationships totaling $5,024,000, of which one loan relationship or $1,125,000 was from the acquired Southeast Texas branches. The increase was partially offset by two relationships totaling $3,030,000 that were either current or paid off as of June 30, 2004. Foreclosed and other assets of $10,594,000 at June 30, 2004 remained comparable to $10,547,000 at December 31, 2003, increasing by only $47,000 or 0.4%. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more and still accruing at June 30, 2004 and December 31, 2003 totaled $8,105,000 and $8,886,000, respectively. The decrease in accruing loans past due 90 days or more at June 30, 2004 as compared to December 31, 2003 resulted primarily from two loan relationships totaling $2,766,000 that were transferred to nonaccrual status as of June 30, 2004. The decrease was partially offset by the addition of one loan relationship totaling $2,011,000. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other assets at June 30, 2004 decreased to 0.89% from 1.17% at December 31, 2003.

An analysis of the components of nonperforming assets follows (dollars in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Nonaccrual Loans	$11,965	$10,122
Nonperforming Loans	11,965	10,122
Foreclosed and Other Assets	10,594	10,547
Total Nonperforming Assets	22,559	20,669
Accruing Loans 90 Days or More Past Due	8,105	8,886
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$30,664	$29,555
Nonperforming Loans as a % of Total Loans Held for Investment	0.35%	0.40%
Nonperforming Assets as a % of Total Loans Held for Investment and Foreclosed and Other Assets	0.65	0.82
Nonperforming Assets as a % of Total Assets	0.41	0.49
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a % of Total Loans Held for Investment and Foreclosed and Other Assets	0.89	1.17

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at June 30, 2004, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

The allowance for loan losses at June 30, 2004 totaled $41,956,000, representing a net increase of $10,722,000 or 34.3% compared to $31,234,000 at December 31, 2003. The acquisition of Southeast Texas during first quarter 2004 attributed to $8,795,000 of the increase. Management believes that the allowance for loan losses at June 30, 2004 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
Balance at Beginning of Period	$41,094	$29,153	$31,234	$28,116
Balance from Acquisition	—	—	8,795	228
Provision for Loan Losses	4,693	2,429	8,617	6,120
Charge-Offs
Commercial	3,835	899	6,343	3,631
Agricultural	—	1,000	189	1,000
Real Estate	58	92	154	112
Consumer	725	535	1,350	1,031
Total Charge-Offs	4,618	2,526	8,036	5,774
Recoveries
Commercial	493	170	711	254
Agricultural	4	—	4	—
Real Estate	55	4	143	43
Consumer	235	136	488	379
Total Recoveries	787	310	1,346	676
Net Charge-Offs	3,831	2,216	6,690	5,098
Balance at End of Period	$41,956	$29,366	$41,956	$29,366
Ratio of Allowance for Loan Losses to Loans Held for Investment Outstanding, Net of Unearned Discount	1.22%	1.24%	1.22%	1.24%
Ratio of Allowance for Loan Losses to Nonperforming Loans	350.66	193.01	350.66	193.01
Ratio of Net Charge-Offs to Average Total Loans Held for Investment Outstanding, Net of Unearned Discount	0.46	0.38	0.44	0.44

PREMISES AND EQUIPMENT, NET

Premises and equipment of $128,302,000 at June 30, 2004 increased by $20,427,000 or 18.9% compared to December 31, 2003 levels of $107,875,000. The increase resulted primarily from $16,711,000 of premises and equipment acquired in the Southeast Texas acquisition during first quarter 2004, as well as $1,396,000 in real estate purchased during the second quarter 2004 in The Woodlands, Texas for a future banking location.

GOODWILL AND IDENTIFIABLE INTANGIBLES

Goodwill of $165,637,000 at June 30, 2004 increased $135,781,000 compared to $29,856,000 at December 31, 2003. The increase is attributable to the goodwill added with the Southeast Texas acquisition. Identifiable intangibles of $30,668,000 at June 30, 2004 increased $15,405,000 or 100.9% compared to $15,263,000 at December 31, 2003. Identifiable intangibles increased as a result of $17,793,000 in intangibles added with the Southeast Texas acquisition. The increase was offset by amortization of $2,389,000 for the six months ended June 30, 2004.

DEPOSITS

Total deposits of $4,601,224,000 at June 30, 2004 increased $1,084,789,000 or 30.8% compared to December 31, 2003 levels of $3,516,435,000. The increase in total deposits for the six months ended June 30, 2004 is primarily attributable to $961,426,000 added with the Southeast Texas acquisition, as well as growth in the volume of business conducted by the Company.

The following table presents the composition of total deposits (dollars in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Demand Deposits
Commercial and Individual	$848,393	$530,754
Public Funds	11,848	5,457
Total Demand Deposits	860,241	536,211
Interest-Bearing Deposits
Savings
Commercial and Individual	210,936	146,836
Public Funds	482	400
Money Market Checking and Savings
Commercial and Individual	918,409	575,689
Public Funds	405,761	388,747
Time Deposits
Commercial and Individual	1,581,912	1,280,589
Public Funds	623,483	587,963
Total Interest-Bearing Deposits	3,740,983	2,980,224
Total Deposits	$4,601,224	$3,516,435

OTHER BORROWED MONEY

Other borrowed money of $280,868,000 at June 30, 2004 increased $21,303,000 or 8.2% compared to December 31, 2003 levels of $259,565,000. The increase in other borrowed money is primarily attributable to the issuance of $51,547,000 in junior subordinated debentures to the Texas Regional Statutory Trust I in February 2004. The trust, in turn, issued $50,000,000 in trust preferred securities. The increase was partially offset by a $22,951,000 decrease in borrowings from the Federal Home Loan Bank.

As a result of the deconsolidation of the Trusts upon adoption of FIN 46R on January 1, 2004, the trust preferred securities are no longer shown as other borrowed money in the condensed consolidated balance sheets. Instead, the junior subordinated debentures issued to the Trusts are included as other borrowed money. The components of other borrowed money are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$83,807	$91,565
Federal Home Loan Bank Advances	130,049	153,000
Trust Preferred Securities	—	15,000
Junior Subordinated Debentures	67,012	—
Total Other Borrowed Money	$280,868	$259,565

At June 30, 2004, the Company had available lines of credit totaling $60,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $772,404,000 with the Federal Home Loan Bank, of which $130,049,000 was advanced at June 30, 2004.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $117,770,000 or 27.9% during the six months ended June 30, 2004 primarily due to $110,074,000 added with the Southeast Texas acquisition, as well as comprehensive income of $14,762,000 less cash dividends of $8,184,000. Comprehensive income for the period included net income of $35,989,000 and net change in unrealized gains and losses on securities available for sale, net of tax, of $(21,227,000).

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of June 30, 2004 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$460,257	11.89%	$309,758	8.00%	$387,198	10.00%
Tier I Capital (to Risk-Weighted Assets)	418,301	10.80	154,879	4.00	232,319	6.00
Tier I Capital (to Average Assets)	418,301	7.99	209,531	4.00	261,913	5.00

As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$411,360	13.94%	$236,074	8.00%	$295,092	10.00%
Tier I Capital (to Risk-Weighted Assets)	380,126	12.88	118,037	4.00	177,055	6.00
Tier I Capital (to Average Assets)	380,126	9.26	164,120	4.00	205,149	5.00

Texas State Bank
As of June 30, 2004 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$430,663	11.15%	$309,043	8.00%	$386,303	10.00%
Tier I Capital (to Risk-Weighted Assets)	388,707	10.06	154,521	4.00	231,782	6.00
Tier I Capital (to Average Assets)	388,707	7.43	209,161	4.00	261,451	5.00

As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$387,344	13.14%	$235,890	8.00%	$294,863	10.00%
Tier I Capital (to Risk-Weighted Assets)	356,110	12.08	117,945	4.00	176,918	6.00
Tier I Capital (to Average Assets)	356,110	8.68	164,021	4.00	205,026	5.00

At June 30, 2004, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $18,832,0000 and $15,455,000 and net income per diluted common share was $0.57 and $0.52 for the three months ended June 30, 2004 and 2003, respectively. Net income increased primarily due to sustained loan growth and service charge income.  The increase was partially offset by increases in salary and employee benefits resulting from higher staff levels and decreases in net realized gains on securities available for sale. Return on assets averaged 1.39% and 1.54% while return on shareholders’ equity averaged 13.79% and 15.41% for the three months ended June 30, 2004 and 2003, respectively.

For the six months ended June 30, 2004, net income was $35,989,000 compared to $30,796,000 for the same period in 2003, representing an increase of $5,193,000 or 16.9%. Net income per diluted common share was $1.13 and $1.04 for the six months ended June 30, 2004 and 2003, respectively. Return on assets averaged 1.46% and return on shareholders’ equity averaged 14.41% for the six months ended June 30, 2004 compared to 1.57% and 15.71%, respectively, for the same period in 2003.

INTEREST INCOME

Total interest income for the three months ended June 30, 2004 was $67,631,000, representing an increase of $15,614,000 or 30.0% from the three months ended June 30, 2003. For the six months ended June 30, 2004, interest income was $124,569,000, reflecting a $20,565,000 or 19.8% increase from the same period in 2003. This increase in interest income is due to a $1,206,657,000 or 32.4% increase in average interest-earning assets to $4,926,599,000 for the three months ended June 30, 2004 compared to the same period in 2003. Average interest-earning assets increased by $889,201,000 or 24.3% to

$4,544,587,000 for the six months ended June 30, 2004 compared to the same period in 2003. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the Southeast Texas acquisition. Although average interest-earning assets increased substantially, the growth in interest income was hampered by interest rate reductions driven by the Federal Reserve monetary policy.

Interest income on loans held for investment increased $14,326,000 or 35.5% to $54,669,000 for the three months ended June 30, 2004 compared to the same period in 2003. A $1,036,735,000 or 44.2% increase in average loans held for investment over the same period in 2003 propelled the increase. This was partially offset by a 40 basis point decrease in the yield on loans held for investment as a result of declining interest rates. The increase in average loans held for investment outstanding was primarily due to the Southeast Texas acquisition during first quarter 2004. Interest income on securities increased to $12,573,000, reflecting a $1,758,000 or 16.3% increase from the prior comparable period. This increase was attributable to a $227,280,000 increase in average securities, up 17.8% compared to the three months ended June 30, 2003. The yield on average securities of 3.6% during second quarter 2004 was comparable to the same period in 2003.

For the six months ended June 30, 2004, interest income on loans held for investment increased $19,036,000 or 23.8% to $99,184,000, up from $80,148,000 for the same period in 2003. Although average loans held for investment increased by $722,349,000 or 31.1% to $3,048,721,000 for the six months ended June 30, 2004 compared to the same period in 2003, the increase in interest income was hindered by a 39 basis point decrease in the yield on loans held for investment over the comparable prior year period. Interest income on securities increased to $24,703,000, an increase of $2,403,000 or 10.8% from the comparable prior period. The increase was principally related to a 17.4% increase in average securities to $1,459,414,000 for the six months ended June 30, 2004 from the same period last year. This was partially offset by a 19 basis point decrease in the yield on average securities compared to the six months ended June 30, 2003.

INTEREST EXPENSE

Interest expense decreased to $15,897,000 for the three months ended June 30, 2004 compared to $16,051,000 for the same period in 2003, representing a decrease of $154,000 or 1.0%. The decrease was primarily due to a 50 basis point decrease in the cost of funds during second quarter 2004 compared to the same period in 2003 resulting from declining market rates. The decrease was partially offset by an increase in average interest-bearing liabilities of $944,716,000 or 30.6% to $4,030,345,000 compared to $3,085,629,000 for second quarter 2003. Interest expense on deposits decreased by $169,000 or 1.2% to $14,185,000 for second quarter 2004 compared to the comparable period in 2003. The decrease reflects the effects of interest rate reductions made by the Company since June 30, 2003, as well as the offsetting effect of an increase in average interest-bearing deposits by $868,350,000 or 30.2% to $3,747,073,000 for second quarter 2004 compared with second quarter 2003. The increase in average interest-bearing deposits was primarily attributable to the Southeast Texas acquisition during first quarter 2004. Interest expense on other borrowed money increased $15,000 or 0.88% to $1,712,000 for the three months ended June 30, 2004 compared to the same period in 2003. The increase was primarily attributable to a $76,366,000 or 36.9% increase in average other borrowed money to $283,272,000 during the three months ended June 30, 2004 compared to $206,906,000 during the three months ended June 30, 2003. The increase in interest expense on other borrowed money was offset by an 86 basis point decrease in the cost of other borrowed money during the three months ended June 30, 2004 compared to the same period in 2003. The decrease in the cost of other borrowed money during second quarter 2004 resulted from decreases in interest rates since June 2003. The cost of securities sold under repurchase agreements and Federal Home Loan Bank advances for second quarter decreased by 147 and 70 basis points, respectively, compared to the same period in 2003, propelling the decrease in the cost of other borrowed money.

For the six months ended June 30, 2004, interest expense was $29,731,000 compared to $32,703,000 for the same period in 2003. The decrease was primarily due to a 56 basis point decrease in the cost of funds during the six months ended June 30, 2004 from the comparable period in 2003 resulting from declining rates. This was partially offset by an increase in average interest-bearing liabilities of $680,340,000 or 22.3% to $3,727,108,000 compared to $3,046,768,000 for the six months ended June 30, 2003. Interest expense on deposits totaled $26,623,000 for the six months ended June 30, 2004 reflecting a decrease of $2,392,000 or 8.2% compared to the same prior year period. Although average interest-bearing deposits increased by $639,454,000 or 22.7% during the six months ended June 30, 2004, a decrease of 52 basis points in the rate paid on deposits propelled the decrease. Interest expense on other borrowed money decreased to $3,108,000 for the six months ended June 30, 2004 compared to $3,688,000 for the same prior year period. The decrease was primarily attributable to a $40,886,000 or 18.2% increase in average other borrowed money to $265,050,000 during the six months ended June 30, 2004 compared to $224,164,000 during the six months ended June 30, 2003. The cost of other borrowed money decreased by 96 basis points primarily due to a decrease of 174 and 71 basis points in the cost of securities sold under repurchase agreements and Federal Home Loan Bank advances, respectively, resulting from declining interest rates.

NET INTEREST INCOME

Net interest income, reported on a tax-equivalent basis, was $52,853,000 for the three months ended June 30, 2004, compared with $36,648,000 for the same period in 2003, representing an increase of $16,205,000 or 44.2%. For the six months ended June 30, 2004, net interest income, reported on a tax-equivalent basis, increased $24,218,000 or 33.3% to $96,864,000 from $72,646,000 for the same period in 2003. See “Interest Income” and “Interest Expense” for a discussion on the increase in net interest income during the three and six months ended June 30, 2004.

The net interest margin was 4.31% for the three months ended June 30, 2004, compared with 3.95% for the same period in 2003. For the six months ended June 30, 2004 the net interest margin was 4.29%, up from 4.01% for the same period in 2003.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change”. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change”. The following tables present for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2004 and 2003 (dollars in thousands):

	Three Months Ended
	June 30, 2004			June 30, 2003
Tax-Equivalent Basis (1)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$24,927	$352	5.68%	$43,798	$685	6.27%
Loans Held for Investment
Commercial	1,109,424	16,198	5.87	783,495	12,150	6.22
Real Estate	2,085,325	34,978	6.75	1,431,537	25,503	7.15
Consumer	189,048	3,792	8.07	132,030	2,876	8.74
Total Loans Held for Investment	3,383,797	54,968	6.53	2,347,062	40,529	6.93
Securities
Taxable	1,361,743	11,426	3.37	1,185,676	9,969	3.37
Tax-Exempt	140,175	1,967	5.64	88,962	1,342	6.05
Total Securities	1,501,918	13,393	3.59	1,274,638	11,311	3.56
Interest-Bearing and Time Deposits	11,453	26	0.91	30,496	107	1.41
Federal Funds Sold	4,504	11	0.98	23,948	67	1.12
Total Interest-Earning Assets	4,926,599	$68,750	5.61%	3,719,942	$52,699	5.68%
Cash and Due from Banks	141,361			119,806
Premises and Equipment, Net	126,577			98,064
Other Assets	290,574			114,959
Allowance for Loan Losses	(43,849)			(30,634)
Total Assets	$5,441,262			$4,022,137
Liabilities
Interest-Bearing Liabilities
Savings	$214,588	$168	0.31%	$149,570	$204	0.55%
Money Market Checking and Savings	1,325,257	2,362	0.72	885,754	2,285	1.03
Time Deposits	2,207,228	11,655	2.12	1,843,399	11,865	2.58
Total Savings and Time Deposits	3,747,073	14,185	1.52	2,878,723	14,354	2.00
Other Borrowed Money	283,272	1,712	2.43	206,906	1,697	3.29
Total Interest-Bearing Liabilities	4,030,345	$15,897	1.59%	3,085,629	$16,051	2.09%
Demand Deposits	834,725			501,173
Other Liabilities	26,852			32,959
Total Liabilities	4,891,922			3,619,761
Shareholders’ Equity	549,340			402,376
Total Liabilities and Shareholders’ Equity	$5,441,262			$4,022,137
Net Interest Income		$52,853			$36,648
Net Yield on Total Interest-Earning Assets			4.31%			3.95%

(1)               For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% effective federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with generally accepted accounting principles. The following is a reconciliation of tax-equivalent net interest income to net interest income, as reported (dollars in thousands):

	Three Months Ended June 30,
	2004	2003
	(Unaudited)
Tax-Equivalent Net Interest Income	$52,853	$36,648
Tax-Equivalent Adjustment	(1,119)	(682)
Net Interest Income, as Reported	$51,734	$35,966

(2) Annualized

	Six Months Ended
	June 30, 2004			June 30, 2003
Tax-Equivalent Basis (1)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$21,825	$611	5.63%	$44,346	$1,293	5.88%
Loans Held for Investment
Commercial	1,073,687	30,197	5.66	777,541	24,041	6.24
Real Estate	1,822,736	63,187	6.97	1,414,117	50,598	7.22
Consumer	152,298	6,466	8.54	134,714	5,884	8.81
Total Loans Held for Investment	3,048,721	99,850	6.59	2,326,372	80,523	6.98
Securities
Taxable	1,342,449	22,635	3.39	1,156,749	20,630	3.60
Tax-Exempt	116,965	3,428	5.89	85,888	2,640	6.20
Total Securities	1,459,414	26,063	3.59	1,242,637	23,270	3.78
Interest-Bearing and Time Deposits	9,411	43	0.92	20,351	138	1.37
Federal Funds Sold	5,216	28	1.08	21,680	125	1.16
Total Interest-Earning Assets	4,544,587	$126,595	5.60%	3,655,386	$105,349	5.81%
Cash and Due from Banks	122,635			117,728
Premises and Equipment, Net	119,013			94,580
Other Assets	225,763			117,465
Allowance for Loan Losses	(39,453)			(30,179)
Total Assets	$4,972,545			$3,954,980
Liabilities
Interest-Bearing Liabilities
Savings	$188,545	$295	0.31%	$146,184	$431	0.59%
Money Market Checking and Savings	1,188,492	4,310	0.73	879,745	4,774	1.09
Time Deposits	2,085,021	22,018	2.12	1,796,675	23,810	2.67
Total Savings and Time Deposits	3,462,058	26,623	1.55	2,822,604	29,015	2.07
Other Borrowed Money	265,050	3,108	2.36	224,164	3,688	3.32
Total Interest-Bearing Liabilities	3,727,108	$29,731	1.60%	3,046,768	$32,703	2.16%
Demand Deposits	717,224			479,427
Other Liabilities	25,830			33,448
Total Liabilities	4,470,162			3,559,643
Shareholders’ Equity	502,383			395,337
Total Liabilities and Shareholders’ Equity	$4,972,545			$3,954,980
Net Interest Income		$96,864			$72,646
Net Yield on Total Interest-Earning Assets			4.29%			4.01%

(1)               For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% effective federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with generally accepted accounting principles. The following is a reconciliation of tax-equivalent net interest income to net interest income, as reported (dollars in thousands):

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Tax-Equivalent Net Interest Income	$96,864	$72,646
Tax-Equivalent Adjustment	(2,026)	(1,345)
Net Interest Income, as Reported	$94,838	$71,301

(2) Annualized

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

	Three Months Ended June 30, 2004 Compared to 2003				Six Months Ended June 30, 2004 Compared to 2003
Tax-Equivalent Basis (1)	Net Change	Due to Change in		Rate/ Volume	Net Change	Due to Change in		Rate/ Volume
		Volume	Rate			Volume	Rate
	(Unaudited)
Interest Income
Loans Held for Sale	$(333)	$(296)	$(65)	$28	$(682)	$(1,324)	$(111)	$753
Loans Held for Investment	14,439	17,743	(2,291)	(1,013)	19,327	50,420	(9,159)	(21,934)
Securities
Taxable	1,457	1,449	7	1	2,005	6,679	(2,380)	(2,294)
Tax-Exempt	625	768	(90)	(53)	788	1,926	(262)	(876)
Interest-Bearing and Time
Deposits	(81)	(67)	(37)	23	(95)	(150)	(91)	146
Federal Funds Sold	(56)	(54)	(8)	6	(97)	(191)	(18)	112
Total Interest Income	16,051	19,543	(2,484)	(1,008)	21,246	57,360	(12,021)	(24,093)
Interest Expense
Deposits	(169)	4,279	(3,417)	(1,031)	(2,392)	13,256	(14,861)	(787)
Other Borrowed Money	15	620	(442)	(163)	(580)	1,356	(2,151)	215
Total Interest Expense	(154)	4,899	(3,859)	(1,194)	(2,972)	14,612	(17,012)	(572)
Net Interest Income Before Allocation of Rate/Volume	16,205	14,644	1,375	186	24,218	42,748	4,991	(23,521)
Allocation of Rate/Volume	—	(226)	412	(186)	—	(19,654)	(3,867)	23,521
Changes in Net Interest Income	$16,205	$14,418	$1,787	$—	$24,218	$23,094	$1,124	$—

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

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $4,693,000 for the three months ended June 30, 2004 compared to $2,429,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, the Company recorded a provision for loan losses of $8,617,000 compared to $6,120,000 for the same period in 2003. The increases in the provision for loan losses for the three and six months ended June 30, 2004 compared to the same periods in 2003 were a result of loan growth, management’s assessment of current regional economic conditions and probable losses in the portfolio. Internal growth for loans held for investment was $141,446,000 or 4.3 percent during second quarter 2004 compared to $3,001,000 or 0.1 percent during the same period in 2003. For the six month period ended June 30, 2004, internal growth for loans held for investment was $231,088,000 or 9.2% compared to $74,695,000 or 3.3% for the comparable prior year period. Net charge-offs totaled $3,831,000 and $6,690,000 for the three and six months ended June 30, 2004, respectively, compared to $2,216,000 and $5,098,000 for the same comparable periods in 2003. Net charge-offs to average loans held for investment remained unchanged during the six months ended June 30, 2004 at 0.44% compared to the same period in 2003.

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

NONINTEREST INCOME

The Company’s primary sources of noninterest income are service charges on deposit accounts, other banking service related fees, and data processing service fees. Noninterest income totaled $19,085,000 for the three months ended June 30, 2004 compared to $13,759,000 for the same period in 2003. Excluding net realized gains on sales of securities available for sale, noninterest income for second quarter 2004 increased $8,801,000 or 98.9% compared to second quarter 2003. The increase was primarily attributable to an increase in total service charges. For the six months ended June 30, 2004, noninterest income totaled $32,553,000, up from $26,051,000 for the same period in 2003. Noninterest income for the six months ended June 30, 2004, excluding net realized gains on securities available for sale, increased $11,232,000 or 57.8% over the same period in 2003. The majority of the increase is attributable to an increase in total service charges.

Total service charges of $13,664,000 for the three months ended June 30, 2004 increased $6,348,000 or 86.8% compared to $7,316,000 for the same period in 2003. Total service charges were $23,359,000 for the six months ended June 30, 2004 compared to $14,546,000 for the same period in 2003. The increase in total service charges was generated from deposit growth related to the Southeast Texas acquisition, combined with an increase of $4,029,000 or 90.6% and a $4,935,000 or 57.0% increase in non-sufficient and return item charges for the three and six months ended June 30, 2004, respectively, compared with the comparable prior year periods. During July 2003, non-sufficient fund item charges increased from $25 per item to $30 per item. In addition, the Company recognized $1,099,000 and $1,400,000 in service fees for the three and six months ended June 30, 2004, respectively, associated with the title and insurance companies acquired with the Southeast Texas acquisition.

Trust service fees of $1,444,000 for the three months ended June 30, 2004 increased $700,000 or 94.1% compared to $744,000 for comparable prior year period. Trust service fees were $2,171,000 for the six months ended June 30, 2004 compared to $1,419,000 for the same period in 2003, increasing by $752,000 or 53.0%. The increase in trust service fees is reflective of the increase in the average fair value of trust accounts by 100.9% during the six months ended June 30, 2004 compared to the prior comparable period. The increase in the average fair value of trust accounts is primarily due to the addition of $623,267,000 in trust assets with the Southeast Texas acquisition. The fair market value of trust accounts at June 30, 2004 was $1,315,346,000 compared to $495,593,000 at December 31, 2003 and $461,068,000 a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Net realized gains on sales of securities available for sale for the three months ended June 30, 2004 totaled $1,383,000 compared to $4,858,000 for the same period in 2003. For the six months ended June 30, 2004, net realized gains on sales of securities available for sale totaled $1,882,000 compared to $6,612,000 for the comparable period in 2003. The decrease was primarily due to a decrease in the sale of callable securities. Opportunities to recognize unrealized gains in the investment portfolio decreased as unrealized gains in the available for sale portfolio decreased from $34,501,000 at December 31, 2002 to $16,069,000 at December 31, 2003. At June 30, 2004, the available for sale portfolio had an unrealized loss of $16,875,000. Net unrealized holding losses on securities available for sale, net of tax, totaled $10,871,000 at June 30, 2004. See “Shareholders’ Equity”.

Data processing service fees of $2,128,000 for the three months ended June 30, 2004 increased $387,000 or 22.2% compared to $1,741,000 for the same period last year. During the six months ended June 30, 2004, data processing service fees increased $788,000 or 22.8% to $4,250,000 compared to $3,462,000 during the same period in 2003. The increase in data processing fees for the three and six months ended June 30, 2004 compared to the same period last year was due to an increase in account volume for five data processing clients. The data processing contracts stipulate an increase in monthly fees based on account volume. There were 26 data processing clients at June 30, 2004 and 25 at June 30, 2003.

Loan servicing loss, net of amortization of the mortgage servicing rights (“MSR”) asset decreased $1,254,000 or 81.8% to a $279,000 loss for second quarter 2004 compared to a $1,533,000 loss for second quarter 2003. The decrease resulted from the $1,425,000 decrease in mortgage servicing right asset amortization during second quarter 2004 to $725,000 compared to second quarter 2003. During the six months ended June 30, 2004, loan servicing loss, net decreased $1,465,000 or 76.1% to a $461,000 loss compared to the same period in 2003. MSR amortization decreased $1,850,000 to $1,350,000 for the six months ended June 30, 2004 compared to the comparable prior year period. The decrease in MSR amortization resulted from lower prepayments experienced during 2004 compared to 2003.

Other noninterest income of $745,000 for the three months ended June 30, 2004 increased $112,000 or 17.7% compared to $633,000 for the comparable 2003 period. The increase resulted primarily from an increase of $251,000 in miscellaneous income during second quarter 2004 to $296,000 compared to second quarter 2003. This increase was offset by a decrease of $338,000 in gains on sale of loans during the second quarter 2004 to $43,000 compared to second quarter 2003. During the six months ended June 30, 2004, other noninterest income decreased $586,000 or 30.2% to $1,352,000 compared to $1,938,000 during the same period in 2003. The decrease resulted primarily from a decrease of $1,135,000 in gains on sale of loans during the six months ending June 30, 2004.

NONINTEREST EXPENSE

Noninterest expense of $38,511,000 for the three months ended June 30, 2004 increased $14,894,000 or 63.1% compared to $23,617,000 for the same period in 2003. For the six months ended June 30, 2004, noninterest expense totaled $65,374,000 compared to $44,836,000 for the same period in 2003, representing an increase of $20,538,000 or 45.8%. The increase in noninterest expense resulted from growth in business volumes as banking locations increased by 33 to 67 during the twelve months ended June 30, 2004, including 29 acquired with the Southeast Texas acquisition. The efficiency ratio was 54.38% for the three months ended June 30, 2004 compared to 47.50% for the same period in 2003. For the six months ended June 30, 2004, the efficiency ratio was 51.32%, up from 46.06% for the same period in 2003. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, of $19,428,000 for the three months ended June 30, 2004 increased $7,057,000 or 57.0% compared to the same period last year of $12,371,000. Salaries and employee benefits for the six months ended June 30, 2004 totaled $33,210,000, reflecting an increase of $9,990,000 or 43.0% from the comparable prior year period. The increase is attributable to the Southeast Texas acquisition and also reflects higher base salaries and higher levels of staff in other locations, as well as an expansion of medical benefits in February 2004 for eligible part-time employees. The number of full-time equivalent employees of 1,901 at June 30, 2004 represents an increase of 50.4% from 1,264 at June 30, 2003. Salaries and employee benefits averaged 1.44% of average assets for the three months ended June 30, 2004 compared to 1.23% for the three months ended June 30, 2003. For the six months ended June 30, 2004, salaries and employee benefits averaged 1.34% of average assets compared to 1.18% for the six months ended June 30, 2003.

Net occupancy expense totaled $3,293,000 for the three months ended June 30, 2004 compared to $1,697,000 reported for second quarter 2003, increasing by $1,596,000 or 94.0%. For the six months ended June 30, 2004, net occupancy expense increased $2,212,000 or 68.0% to $5,466,000 compared to the same period a year ago. The increase was partly attributable to an increase in building lease expense of $622,000 and $856,000 for the three and six months ending June 30, 2004, respectively, compared to the same periods last year. In addition, depreciation on buildings increased $421,000 and $532,000 for the three and six months ending June 30, 2004, respectively, compared to the same periods in 2003. The majority of the increases in net occupancy expenses are the result of the Southeast Texas acquisition.

Equipment expense of $3,909,000 for the three months ended June 30, 2004 increased $1,210,000 or 44.8% from $2,699,000 reported for the same period in 2003. For the six months ended June 30, 2004, equipment expense totaled $7,128,000, reflecting an increase of $2,076,000 or 41.1% compared to the same period in 2003. The increase is primarily the result of equipment expenses incurred in the acquired and new banking locations. The majority of the increase in equipment expense resulted from increases in depreciation expense on equipment and equipment service contracts. Depreciation expense on equipment increased $698,000 and $1,040,000 for the three and six months ending June 30, 2004, respectively, compared to the same periods last year. Equipment service contracts expense increased $277,000 and $510,000 for the three and six months ending June 30, 3004, respectively, compared to the same periods in 2003.

Other real estate expense, net includes income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value less estimated selling costs of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate expense, net of $572,000 for the three months ended June 30, 2004 increased $505,000 from $67,000 for the three months ended June 30, 2003. During the six months ended June 30, 2004, other real estate expense, net totaled $693,000, resulting in an increase of $382,000 or 122.8% compared to $311,000 for the same period in 2003. The increases resulted from a $366,000 and $507,000 increase in direct expenses for the three and six months ended June 30, 2004, respectively, compared to the same period in 2003. Management is actively seeking buyers for all other real estate.

Amortization of identifiable intangibles of $1,591,000 for the three months ended June 30, 2004 increased $758,000 or 91.0% compared to $833,000 for the same period in 2003. For the six months ended June 30, 2004, amortization of identifiable intangibles increased $706,000 or 41.9% to $2,389,000 compared to the same prior year period. The increase was primarily attributable to the amortization on $16,523,000 of core deposit intangibles added with the Southeast Texas acquisition.

A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
Salaries and Wages	$15,255	$8,945	$25,313	$16,850
Employee Benefits	4,173	3,426	7,897	6,370
Total Salaries and Employee Benefits	19,428	12,371	33,210	23,220
Net Occupancy Expense	3,293	1,697	5,466	3,254
Equipment Expense	3,909	2,699	7,128	5,052
Other Real Estate Expense, Net
Income	(254)	(217)	(512)	(270)
Loss on Sale	147	51	1	22
Expenses	679	313	1,061	554
Write-Downs	—	(80)	143	5
Total Other Real Estate Expense, Net	572	67	693	311
Amortization of Identifiable Intangibles	1,591	833	2,389	1,683
Other Noninterest Expense
Advertising and Public Relations	1,409	916	2,572	1,748
Data Processing and Check Clearing	1,717	902	2,922	1,763
Director Fees	202	121	333	242
Franchise Tax	83	102	163	148
Insurance	133	166	258	252
FDIC Insurance	190	130	341	256
Legal	472	370	879	597
Professional Fees	746	1,009	1,354	1,699
Postage, Delivery and Freight	810	410	1,378	849
Printing, Stationery and Supplies	1,178	577	1,927	1,227
Telephone	469	246	774	450
Other Losses	649	151	917	427
Miscellaneous Expense	1,660	850	2,670	1,658
Total Other Noninterest Expense	9,718	5,950	16,488	11,316
Total Noninterest Expense	$38,511	$23,617	$65,374	$44,836

INCOME TAX EXPENSE

The Company recorded income tax expense of $8,783,000 for the three months ended June 30, 2004 compared to $8,224,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, income tax expense totaled $17,411,000, representing an increase of $1,811,000 or 11.6% compared to the same prior year period. The increase in income tax is primarily due to an increased level of pretax income for the three and six months ended June 30, 2004 compared to the same periods in 2003. The Company’s effective tax rate was 32.6% for the six months ended June 30, 2004 and 33.6% for the six months ended June 30, 2003.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2004, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.89%, a Tier I risk-based capital ratio of 10.80%, and a leverage ratio of 7.99%.

Shareholders’ equity increased by $117,770,000 or 27.9% during the six months ended June 30, 2004. The increase was primarily due to the addition of $110,074,000 resulting from the issuance of 3,073,043 shares to former Southeast Texas shareholders and net income of $35,989,000, offset by unrealized holding losses, net of tax, of $21,227,000 and dividends of  $8,184,000.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits and U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At June 30, 2004, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, decreased to 31.4% compared to 37.9% at December 31, 2003. The decline is attributable to the Southeast Texas acquisition. Southeast Texas had a liquidity ratio of 22.4% at date of acquisition.

Liquidity is also provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have nor does it solicit brokered deposits. Foreign deposits comprise a stable portion of the deposit base, representing 8.5% of deposits at June 30, 2004. Federal funds purchased and short-term borrowings are additional sources of liquidity. At June 30, 2004, the Company had lines of credit totaling $60,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $772,404,000 with the Federal Home Loan Bank, of which $130,049,000 was advanced at June 30, 2004. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

The Company enters into contractual commitments to extend credit, normally with a fixed expiration date, at specified rates and for specific purposes. All of the Company’s commitments are contingent upon the customer maintaining specific credit standards at the time of the loan funding. At June 30, 2004, the Company had outstanding commitments to extend credit of approximately $707,432,000, commercial letters of credit of $210,000 standby letters of credit of $59,355,000 and credit card guarantees of $1,367,000. The Company guarantees the credit card debt of certain customers to the merchant bank that issues the cards, up to the customers’ credit limit. In addition, the Company had construction commitments of $2,752,000.

During the six months ended June 30, 2004, funds for $356,954,000 of securities purchased and $239,806,000 of net loan growth came from various sources, including $380,641,000 of proceeds from security sales and maturities, a net increase in deposits of $123,363,000, net cash provided from the Southeast Texas acquisition of $71,875,000 and $60,357,000 from operating activities.

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

CRITICAL ACCOUNTING POLICIES

The Company considers its Allowance for Loan Losses policy as a policy critical to the sound operations of the Company. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of loan losses that are identified as probable during the period and (b) the ongoing adjustment of prior estimates of losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses, which is netted against loans on the condensed consolidated balance sheet. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See “Allowance for Loan Losses - Critical Accounting Policy” and “Provision for Loan Losses” for further information regarding the Company’s provision and allowance for loan losses policy.

POSSIBLE NEGATIVE IMPACT OF LITIGATION

The Company’s subsidiary, Texas State Bank, is a party to two cases arising out of a series of lease pool purchase and sale transactions that Riverway Bank engaged in with Commercial Money Center, Inc. and its affiliates (“CMC”), prior to the acquisition of Riverway Bank by the Company. Riverway Bank sold the lease pools to General Electric Capital Corporation (“GECC”) in 2000, and CMC filed for bankruptcy in 2002. The Company acquired Riverway Holdings, Inc. (“Riverway”) and its subsidiary, Riverway Bank, on February 22, 2002. As provided in the agreement included in the proxy statement sent to the Riverway shareholders, 100,000 shares (165,000 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies, including these matters. As of June 30, 2004, no shares relating to that agreement have been released. Based on information presently available, the Company has concluded that it is not probable that a liability has been incurred as of June 30, 2004 relative to these lawsuits. In addition, the Company has further concluded that the amount of any possible loss cannot be reasonably estimated either as of the date of the financial statements or as of this time. Therefore, the Company has accrued no loss for these lawsuits.

The first case involves insurers who issued policies providing protection to investors against losses from defaults within the CMC lease pools, and who failed to pay claims of the investors, including GECC. The claim against Texas State Bank is one small part of a complex consolidated case involving multiple claimants against CMC and the insurers and involving substantial aggregate damage claims. The insurers have not sought damages against Texas State Bank; however, GECC has counterclaimed against Texas State Bank as successor to Riverway Bank, for damages relative to leases sold to GECC. Texas State Bank has and will continue to vigorously contest all allegations in this litigation. Based primarily on the estimate of the outside counsel handling this matter, in the event of an unfavorable outcome, the Company estimates that the maximum liability, if any, should not exceed $5,000,000 in this matter.

The second case involves allegations by lessees that, among other things, CMC’s lease transactions were disguised security agreements and that CMC failed to comply with certain California licensing requirements. The Company believes that this lawsuit is completely without merit and therefore estimates liability in this case to be none.

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

In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a “driver” and is made to rise (or fall) evenly in 100 basis point increments over the twelve month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.

The following table summarizes the simulated change in net interest income over a twelve-month period as of June 30, 2004 and December 31, 2003 (dollars in thousands):

Changes in Interest Rates (Basis Points)	Estimated Net Interest Income	Increase (Decrease) in Net Interest Income
		Amount	Percent
June 30, 2004 (Unaudited)
+100	$228,308	$19,517	9.3%
—	208,791	—	—
-100	205,127	(3,664)	(1.8)
December 31, 2003
+100	173,992	9,637	5.9
—	164,355	—	—
-100	158,866	(5,489)	(3.3)

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

There have been no changes in the Company’s internal controls or in other factors which could significantly affect these controls over financial reporting that have materially affected, or are or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s subsidiary, Texas State Bank, is a party to two cases arising out of a series of lease pool purchase and sale transactions that Riverway Bank engaged in with Commercial Money Center, Inc. and its affiliates (“CMC”), prior to the acquisition of Riverway Bank by the Company. Riverway Bank sold the lease pools to General Electric Capital Corporation (“GECC”) in 2000, and CMC filed for bankruptcy in 2002. The Company acquired Riverway Holdings, Inc. (“Riverway”) and its subsidiary, Riverway Bank, on February 22, 2002. As provided in the agreement included in the proxy statement sent to the Riverway shareholders, 100,000 shares (165,000 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies, including these matters. As of June 30, 2004, no shares relating to that agreement have been released. Based on information presently available, the Company has concluded that it is not probable that a liability has been incurred as of June 30, 2004 relative to these lawsuits. In addition, the Company has further concluded that the amount of any possible loss cannot be reasonably estimated either as of the date of the financial statements or as of this time. Therefore, the Company has accrued no loss for these lawsuits.

The first case involves insurers who issued policies providing protection to investors against losses from defaults within the CMC lease pools, and who failed to pay claims of the investors, including GECC. The claim against Texas State Bank is one small part of a complex consolidated case involving multiple claimants against CMC and the insurers and involving substantial aggregate damage claims. The insurers have not sought damages against Texas State Bank; however, GECC has counterclaimed against Texas State Bank as successor to Riverway Bank, for damages relative to leases sold to GECC. Texas State Bank has and will continue to vigorously contest all allegations in this litigation. Based primarily on the estimate of the outside counsel handling this matter, in the event of an unfavorable outcome, the Company estimates that the maximum liability, if any, should not exceed $5,000,000 in this matter.

The second case involves allegations by lessees that, among other things, CMC’s lease transactions were disguised security agreements and that CMC failed to comply with certain California licensing requirements. The Company believes that this lawsuit is completely without merit and therefore estimates liability in this case to be none.

The Company is involved in other routine litigation in the normal course of its business, which in the opinion of management, will not have a material adverse effect on the consolidated financial position, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on April 19, 2004. The following matters were submitted to a vote of the Corporation’s shareholders.

Election of all twelve director nominees was approved:

Nominee	Total Votes For	Total Votes Withheld
Morris Atlas	28,996,194	478,309

Frank N. Boggus	21,320,946	8,153,557

Robert G. Farris	28,727,949	746,555

C. Kenneth Landrum, M.D.	28,942,896	531,607

David L. Lane	29,359,410	115,093

Jack H. Mayfield, Jr.	28,939,503	535,000

Joe Penland, Sr.	29,357,523	116,980

Joseph E. Reid	29,357,085	117,418

G. E. Roney	29,050,575	423,928

Julie G. Uhlhorn	28,471,121	1,003,382

Walter Umphrey	29,330,388	144,115

Mario Max Yzaguirre	28,842,141	632,362

The 2004 Incentive Stock Option Plan was approved:

Total Votes For	Total Votes Withheld	Total Votes Against
25,415,230	199,917	914,855

The 2004 Nonstatutory Stock Option Plan was approved:

Total Votes For	Total Votes Withheld	Total Votes Against
25,293,408	283,079	953,514

The Texas Regional Bancshares, Inc. Executive Incentive Compensation Plan was approved:

Total Votes For	Total Votes Withheld	Total Votes Against
24,676,307	286,914	1,566,780

The appointment of KPMG LLP as the Company’s independent auditors for the year 2004 was ratified:

Total Votes For	Total Votes Withheld	Total Votes Against
28,989,009	75,693	409,800

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)          Exhibits — The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

10.1	Amendment Number 11 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

10.2	Amendment Number 12 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer).

31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer).

32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports of Form 8-K

On April 19, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing first quarter 2004 earnings.

On June 8, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing that its Board of Directors declared a regular quarterly cash dividend of $0.125 per share payable on July 15, 2004 to common shareholders of record on July 1, 2004.

On June 9, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing an agreement in principle under which Texas Regional will acquire Valley Mortgage Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

August 9, 2004	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

August 9, 2004	/s/ R. T. Pigott, Jr.
R. T. Pigott, Jr.
Executive Vice President
& Chief Financial Officer