Form 10-Q
period 2004-09-30
TEXAS REGIONAL BANCSHARES INC
filed 2004-11-09
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-14517

TEXAS REGIONAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

www.trbsinc.com

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

There were 49,215,210 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of November 5, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share Data)	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and Due From Banks	$138,860	$100,167
Interest-Bearing Deposits at Other Banks	237	556
Total Cash and Cash Equivalents	139,097	100,723
Time Deposits	11	199
Securities Available for Sale, at Fair Value	1,513,326	1,385,814
Securities Held to Maturity, at Amortized Cost (Fair Value of $218 in 2004 and $431 in 2003)	210	410
Loans Held for Sale	20,223	24,078
Loans Held for Investment, Net of Unearned Discount of $518 in 2004 and $261 in 2003	3,538,428	2,519,694
Less: Allowance for Loan Losses	(43,153)	(31,234)
Net Loans Held for Investment	3,495,275	2,488,460
Premises and Equipment, Net	131,443	107,875
Accrued Interest Receivable	33,833	27,740
Other Real Estate	10,133	8,785
Goodwill, Net	163,928	29,856
Identifiable Intangibles, Net	30,803	15,263
Other Assets	81,000	28,733
Total Assets	$5,619,282	$4,217,936
Liabilities
Deposits
Demand	$850,432	$536,211
Savings	210,558	147,236
Money Market Checking and Savings	1,358,368	964,436
Time Deposits	2,152,755	1,868,552
Total Deposits	4,572,113	3,516,435
Other Borrowed Money	437,970	259,565
Accounts Payable and Accrued Liabilities	37,808	20,205
Total Liabilities	5,047,891	3,796,205
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;		—
None Issued and Outstanding	—
Common Stock – Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued and Outstanding 48,960,450 Shares in 2004 and 29,470,659 Shares in 2003	48,960	29,471
Paid-In Capital	387,788	278,131
Retained Earnings	130,130	103,773
Accumulated Other Comprehensive Income, Net of Tax	4,513	10,356
Total Shareholders’ Equity	571,391	421,731
Total Liabilities and Shareholders’ Equity	$5,619,282	$4,217,936

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and

Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2004	2003	2004	2003
	(Unaudited)
Interest Income
Loans Held for Sale	$245	$703	$856	$1,996
Loans Held for Investment, Including Fees	57,904	40,354	157,088	120,502
Securities
Taxable	12,252	9,268	34,887	29,898
Tax-Exempt	1,147	869	3,215	2,539
Interest-Bearing and Time Deposits	2	18	45	156
Federal Funds Sold	7	24	35	149
Total Interest Income	71,557	51,236	196,126	155,240
Interest Expense
Deposits	15,638	12,393	42,261	41,408
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	549	798	1,597	2,719
Federal Home Loan Bank Advances	626	583	1,308	1,601
Other Borrowed Money	923	319	2,301	1,068
Total Interest Expense	17,736	14,093	47,467	46,796
Net Interest Income Before Provision for Loan Losses	53,821	37,143	148,659	108,444
Provision for Loan Losses	6,197	3,851	14,814	9,971
Net Interest Income After Provision for Loan Losses	47,624	33,292	133,845	98,473
Noninterest Income
Service Charges on Deposit Accounts	10,530	6,756	28,092	17,985
Other Service Charges	3,773	1,500	9,570	4,817
Trust Service Fees	1,674	710	3,845	2,129
Net Realized Gains on Sales of Securities Available for Sale	2,963	3,041	4,845	9,653
Data Processing Service Fees	2,080	1,950	6,330	5,412
Loan Servicing Loss, Net	(677)	(1,276)	(1,138)	(3,202)
Other Noninterest Income	659	560	2,011	2,498
Total Noninterest Income	21,002	13,241	53,555	39,292
Noninterest Expense
Salaries and Employee Benefits	20,514	11,954	53,724	35,174
Net Occupancy Expense	3,157	1,967	8,623	5,221
Equipment Expense	4,020	2,790	11,148	7,842
Other Real Estate (Income) Expense, Net	(57)	124	636	435
Amortization of Identifiable Intangibles	1,995	849	4,384	2,532
Other Noninterest Expense	9,069	5,583	25,557	16,899
Total Noninterest Expense	38,698	23,267	104,072	68,103
Income Before Income Tax Expense	29,928	23,266	83,328	69,662
Income Tax Expense	10,107	7,697	27,518	23,297
Net Income	19,821	15,569	55,810	46,365
Other Comprehensive Income (Loss), Net of Tax
Net Unrealized Gains (Losses) on Securities Available for Sale
Net Unrealized Holding Gains (Losses) Arising During Period	17,310	(12,326)	(2,694)	(4,497)
Less: Reclassification Adjustment for Net Realized Gains Included in Net Income	1,926	1,977	3,149	6,274
Total Other Comprehensive Income (Loss)	15,384	(14,303)	(5,843)	(10,771)
Comprehensive Income	$35,205	$1,266	$49,967	$35,594
Net Income Per Common Share
Basic	$0.41	$0.35	$1.17	$1.05
Diluted	0.40	0.35	1.16	1.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of

Changes in Shareholders’ Equity

(Dollars in Thousands)	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Unaudited)
Nine Months Ended September 30, 2004
Balance, Beginning of Period	$29,471	$278,131	$103,773	$10,356	$421,731
Net Income	—	—	55,810	—	55,810
Net Change in Unrealized Gains and Losses on
Securities Available for Sale, Net of
Tax and Reclassification Adjustment	—	—	—	(5,843)	(5,843)
Total Comprehensive Income	—	—	55,810	(5,843)	49,967
Exercise of Stock Options, 105,359 Shares of Class A Common Stock	105	2,146	—	—	2,251
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions On Qualified Stock Options	—	510	—	—	510
Three-For-Two Stock Split	16,311	—	(16,348)	—	(37)
Purchase of Southeast Texas Bancshares, Inc.	3,073	107,001	—	—	110,074
Class A Common Stock Cash Dividends	—	—	(13,105)	—	(13,105)
Balance, End of Period	$48,960	$387,788	$130,130	$4,513	$571,391

Nine Months Ended September 30, 2003
Balance, Beginning of Period	$26,488	$186,169	$142,670	$22,128	$377,455
Net Income	—	—	46,365	—	46,365
Net Change in Unrealized Gains and Losses on
Securities Available for Sale, Net of
Tax and Reclassification Adjustment	—	—	—	(10,771)	(10,771)
Total Comprehensive Income	—	—	46,365	(10,771)	35,594
Exercise of Stock Options, 256,343 Shares of Class A Common Stock	256	5,052	—	—	5,308
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions On Qualified Stock Options	—	921	—	—	921
Ten Percent Stock Dividend	2,668	84,292	(87,004)	—	(44)
Purchase of Corpus Christi Bancshares, Inc.	37	1,115	—	—	1,152
Class A Common Stock Cash Dividends	—	—	(10,645)	—	(10,645)
Balance, End of Period	$29,449	$277,549	$91,386	$11,357	$409,741

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Dollars in Thousands)	2004	2003
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$55,810	$46,365
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion, Net	22,110	18,662
Provision for Loan Losses	14,814	9,971
Provision for Estimated Losses on Other Real Estate and Other Assets	966	9
Deferred Tax Benefit	(2,379)	(3,190)
Net Realized Gains on Sales of Securities Available for Sale	(4,845)	(9,653)
(Gain) Loss on Sale of Other Assets	(80)	99
Gain on Sale of Other Real Estate	(195)	(60)
Gain on Disposal of Premises and Equipment	(4)	(10)
Gain on Sale of Loans Held for Sale	(98)	(1,565)
Net Decrease in Loans Held for Sale	6,644	32,414
(Increase) Decrease in Accrued Interest Receivable and Other Assets	(295)	2,281
Increase in Accounts Payable and Accrued Liabilities	4,716	2,332
Net Cash Provided by Operating Activities	97,164	97,655
Cash Flows from Investing Activities
Net Decrease in Time Deposits	188	99
Proceeds from Sales of Securities Available for Sale	319,178	437,275
Proceeds from Maturing Securities Available for Sale	126,160	198,303
Purchases of Securities Available for Sale	(464,447)	(739,916)
Proceeds from Maturing Securities Held to Maturity	200	—
Loan Originations and Advances, Net	(346,823)	(143,892)
Recoveries of Charged-Off Loans	1,938	922
Proceeds from Sale of Premises and Equipment	321	24
Purchases of Premises and Equipment	(15,880)	(23,001)
Proceeds from Sale of Other Real Estate	3,943	1,127
Proceeds from Sale of Other Assets	1,122	880
Net Cash Provided by Merger	71,571	5,883
Net Cash Used in Investing Activities	(302,529)	(262,296)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	72,190	151,879
Net Increase in Time Deposits	16,535	85,198
Net Increase in Other Borrowed Money	164,540	59,682
Cash Dividends Paid on Class A Common Stock	(11,740)	(10,288)
Cash Paid in Lieu of Fractional Shares	(37)	(44)
Proceeds from the Sale of Common Stock	2,251	5,308
Net Cash Provided by Financing Activities	243,739	291,735
Increase in Cash and Cash Equivalents	38,374	127,094
Cash and Cash Equivalents at Beginning of Period	100,723	138,539
Cash and Cash Equivalents at End of Period	$139,097	$265,633
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$46,170	$48,117
Income Taxes Paid	30,403	25,558
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	4,684	6,588
Financing Provided for Sales of Other Real Estate	2,339	2,186
Net Increase (Decrease) in Security Purchases Not Settled	8,370	(479)
Net Increase in Securities Sold But Not Settled	32,399	—
Net Increase in Dividends Payable	1,365	357
The Company Acquired Southeast Texas Bancshares, Inc. and its Subsidiary, Community Bank and Trust, SSB, on March 12, 2004. Assets Acquired and Liabilities Assumed are as Follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	1,028,098	—
Net Cash and Cash Equivalents Received	71,571	—
Fair Value of Liabilities Assumed	989,595	—
Fair Value of Stock Issued	110,074	—
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

Texas Regional Bancshares, Inc. and Subsidiaries
Notes to CONDENSED Consolidated Financial Statements

Note 1:  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2004 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (“Texas Regional” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

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

On January 1, 2004, the Company adopted FIN 46R, resulting in the deconsolidation of Riverway Holdings Capital Trust I and Riverway Holdings Capital Trust II, both of which were created for the sole purpose of issuing trust preferred securities. Trust preferred securities had historically been presented in other borrowed money in the condensed consolidated balance sheets. As a result of the implementation of FIN 46R, the Company’s investment in the common equity of the two trusts is now included in the condensed consolidated balance sheets in other assets. In addition, trust preferred securities have been deconsolidated and junior subordinated debentures are now reflected in other borrowed money. The Company is now recording greater interest expense and dividend income received from the trusts with no effect on net income. The dividend income and interest expense received from and paid to the trusts, respectively, is being included in the condensed consolidated statements of income and comprehensive income as other noninterest income and interest expense. As permitted, the provisions of FIN 46R were applied on a prospective basis.

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

Stock-Based Employee Compensation

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

The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation” based upon the treasury stock method (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
Net Income, As Reported	$19,821	$15,569	$55,810	$46,365
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(758)	(368)	(1,929)	(1,355)
Pro Forma Net Income	$19,063	$15,201	$53,881	$45,010

Net Income Per Share:
Basic – As Reported	$0.41	$0.35	$1.17	$1.05
Basic – Pro Forma	0.39	0.34	1.13	1.02

Diluted – As Reported	0.40	0.35	1.16	1.04
Diluted – Pro Forma	0.39	0.34	1.12	1.01

Reclassifications

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

Note 2: Impaired Loans

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $16,610,000 at September 30, 2004 for which there was a related allowance for loan losses of $3,889,000. At September 30, 2004, the Company had $460,000 in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 2004 was $13,223,000. Interest income on impaired loans of $72,000 for cash payments received on nonaccrual loans was recognized during the nine months ended September 30, 2004.

Note 3: Junior Subordinated Debentures

On January 1, 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of Riverway Holdings Capital Trust I and Riverway Holdings Capital Trust II, both of which were created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company’s $465,000 investment in the common equity of the two trusts being included in the condensed consolidated balance sheets as other assets with a corresponding increase to other borrowed money. The Company is now recording greater interest expense and dividend income received from the trusts with no effect on net income. The dividend income and interest expense received from and paid to the trusts, respectively, is being included in the condensed consolidated statements of income and comprehensive income as other noninterest income and interest expense. The increases to other noninterest income and interest expense would have been $9,000 and $30,000 for the three and nine months ended September 30, 2003, respectively, had FIN 46R been implemented on January 1, 2003. On February 24, 2004, the Company issued an additional $51,547,000 in junior subordinated debentures to Texas Regional Statutory Trust I, a newly formed Connecticut statutory trust and wholly-owned subsidiary of Texas Regional Delaware, Inc., in order to partly fund the Southeast Texas Bancshares, Inc. acquisition.

As of September 30, 2004, the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and Texas Regional Statutory Trust I (“the Trusts”) had the following Trust Preferred Securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding (dollars in thousands):

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

Note 4: Common Stock

On March 9, 2004, the Board of Directors approved a cash dividend of $0.083 per share for shareholders of record on April 1, 2004 and payable on April 15, 2004.  In addition, on June 8, 2004, the Board of Directors approved a cash dividend of $0.083 per share for shareholders of record on July 1, 2004 and payable on July 15, 2004.  On August 10, 2004, the Board of Directors approved a three-for-two stock split, effected as a 50 percent stock dividend, for shareholders of record on August 23, 2004 and payable on August 30, 2004. The dividends per share amounts for first and second quarter 2004 have been restated to retroactively give effect to the three-for-two stock split effected as a 50 percent stock dividend declared and distributed during third quarter 2004. On September 14, 2004, the Board of Directors approved a cash dividend of $0.10 per share for shareholders of record on October 1, 2004 and payable on October 15, 2004.

Note 5: Net Income Per Common Share Computations

The table below presents a reconciliation of basic and diluted net income per share computations (“EPS”) (dollars in thousands, except share data). The number of shares outstanding and related net income per share amounts for 2004 and 2003 have been restated to retroactively give effect to the three-for-two stock split effected as a 50 percent stock dividend declared and distributed during August 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
Net Income	$19,821	$15,569	$55,810	$46,365
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	48,921,063	44,148,233	47,658,905	44,011,949
Add Assumed Exercise of Dilutive Securities Outstanding Stock Options	331,426	207,570	289,643	244,119
Riverway Holdback Shares	247,500	247,500	247,500	247,500
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculation	49,499,989	44,603,303	48,196,048	44,503,568
Basic EPS	$0.41	$0.35	$1.17	$1.05
Diluted EPS	0.40	0.35	1.16	1.04

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

The shareholders of Southeast Texas Bancshares, Inc. received $113,197,000 in cash and 3,073,043 shares of newly issued Texas Regional common stock in exchange for all of the outstanding shares of Southeast Texas Bancshares, Inc. The aggregate purchase price was $225,828,000. The cash portion of the purchase price was partly funded through the proceeds of the trust preferred securities issued by Texas Regional Statutory Trust I. The value of the 3,073,043 shares issued is based on the average market price of Texas Regional common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed on the date of acquisition (dollars in thousands). The purchase price allocation has not been finalized pending valuation of certain assets.

As of March 12, 2004
(Unaudited)
Assets
Cash and Cash Equivalents	$187,325
Securities	143,569
Loans Held for Sale	2,691
Loans Held for Investment	687,884
Allowance for Loan Losses	(8,795)
Property and Equipment	18,575
Intangible Assets	19,520
Goodwill	134,072
Other Assets	30,582
Total Assets Acquired	$1,215,423
Liabilities
Deposits	$966,953
Other Borrowed Money	13,400
Other Liabilities	9,242
Total Liabilities Assumed	989,595
Net Assets Acquired	$225,828

The $19,520,000 acquired intangible assets are an estimate and consist principally of core deposit intangibles. The Company is continuing to evaluate the acquired intangibles.

The following table reflects the proforma results of operations for the three and nine months ended September 30, 2004 and 2003 as though the business combination had been completed as of January 1, 2003 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
Net interest income	$53,821	$45,827	$155,743	$133,480
Net income	19,992	17,765	55,219	51,073
Net income per share:
Basic	0.41	0.36	1.13	1.05
Diluted	0.40	0.36	1.12	1.04

On July 26, 2004, the Company entered into a definitive agreement for the acquisition of Valley Mortgage Company, Inc. (“Valley Mortgage”). The acquisition is expected to close during fourth quarter 2004. The transaction is subject to customary closing conditions, including approval of the Valley Mortgage shareholders.

On October 8, 2004, the Company entered into a definitive agreement for the acquisition of Mercantile Bank & Trust, a Federal Savings Bank (“Mercantile”).  The acquisition is expected to close during first quarter 2005. The transaction is subject to customary closing conditions, including receipt of all requisite regulatory approvals and the approval of the Mercantile shareholders.

Note 7: Related Party Transactions

On April 4, 2003, the Company purchased approximately 15.9 acres of land for $2.8 million from a partnership. The Chairman of the Board of the Company owns a 10% interest in the partnership. The property was purchased for development of an operations facility for the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

GENERAL

Texas Regional Bancshares, Inc. is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Texas Regional Delaware, Inc. (“Texas Regional Delaware”), incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary, owns Texas State Bank (the “Bank”), the Company’s primary operating subsidiary. As a result of the acquisition of Southeast Texas Bancshares, Inc. during March 2004, Texas Regional Delaware is now the owner, directly or indirectly, of all of the ownership interests in (i) Southeast Texas Insurance Services, L.P., which operates under the name of Community Insurance and offers general lines of insurance, and (ii) Port Arthur Abstract and Title Company and its wholly-owned subsidiary, Southeast Texas Title Company, which offer title insurance agency services. The Bank has three active wholly-owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services, (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets and (iii) Hydrox Holdings, Inc., a subsidiary formed by an acquired institution to own and operate certain real estate properties.

By authority of the Board of Directors of the Company, Texas Regional in May 2000 filed a Declaration Electing to be a Financial Holding Company with the Federal Reserve Bank of Dallas. The Declaration became effective in June 2000.

Texas State Bank operates sixty-seven banking offices. Thirty banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, two banking locations in Edinburg, two banking locations in San Juan, and one banking location each in Hidalgo, La Feria, Mercedes, Palm Valley, Peñitas, Progreso, Raymondville, Rio Grande City, and Roma. In addition, Texas State Bank operates one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugar Land and two banking locations in Houston. Thirty-one banking locations are located in the East Texas area including seven banking locations in Beaumont, five banking locations in Port Arthur, two banking locations in Orange, two banking locations in Jasper, two banking locations in Lumberton, two banking locations in Silsbee, and one banking location each in Kountze, Port Neches, Sour Lake, Vidor, Tyler, Broaddus, Buna, Colmesneil, Kirbyville, San Augustine and Woodville. At September 30, 2004, Texas Regional had consolidated total assets of $5,619,282,000, loans held for investment (net of unearned discount) of $3,538,428,000, deposits of $4,572,113,000 and shareholders’ equity of $571,391,000.

The Company provides data processing services to correspondent banks. The Company’s data processing center serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for all of the Bank’s banking locations.

Financial Condition

Cash and Cash Equivalents

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $139,097,000 at September 30, 2004. By comparison, the Company had $100,723,000 in cash and cash equivalents at

December 31, 2003, an increase of $38,374,000 or 38.1%. The increase is primarily attributable to the addition of 29 banking locations with the Southeast Texas acquisition.

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

At September 30, 2004 and December 31, 2003, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.  The following table presents the amortized cost and estimated fair value of securities at September 30, 2004 and December 31, 2003 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale September 30, 2004 (Unaudited)
U.S. Treasury	$6,132	$—	$(9)	$6,123
U.S. Government Agency	827,040	6,647	(2,822)	830,865
Mortgage-Backed	491,472	2,369	(2,652)	491,189
States and Political Subdivisions	139,633	3,651	(250)	143,034
Other	42,055	84	(24)	42,115
Total	$1,506,332	$12,751	$(5,757)	$1,513,326
December 31, 2003
U.S. Treasury	$6,199	$21	$—	$6,220
U.S. Government Agency	881,322	14,523	(3,340)	892,505
Mortgage-Backed	345,358	1,983	(1,465)	345,876
States and Political Subdivisions	105,853	4,262	(26)	110,089
Other	31,013	111	—	31,124
Total	$1,369,745	$20,900	$(4,831)	$1,385,814

Securities Held to Maturity September 30, 2004 (Unaudited)
States and Political Subdivisions	$210	$8	$—	$218
Total	$210	$8	$—	$218
December 31, 2003
States and Political Subdivisions	$410	$21	$—	$431
Total	$410	$21	$—	$431

Net unrealized holding gains on securities available for sale, net of related tax effect, of $4,513,000 and $10,356,000 at September 30, 2004 and December 31, 2003, respectively, were reported in a separate component of shareholders’ equity as accumulated other comprehensive income.

A summary of securities available for sale which were in an unrealized loss position at September 30, 2004 is provided below. The unrealized loss was primarily comprised of securities in a continuous loss position for less than twelve months and consisted primarily of U.S. Government Agencies and mortgage-backed securities. Although the securities are included in the available for sale portfolio, the Company has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost. The Company believes the decrease in value is attributable to changes in market interest rates and not credit quality of the issuers.

	Less than 12 Months		12 Months or More		Total
(Dollars in Thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Unaudited)
U.S. Treasury	$5,423	$(9)	$—	$—	$5,423	$(9)
U.S. Government Agency	274,416	(1,430)	64,656	(1,392)	339,072	(2,822)
Mortgage-Backed	204,951	(1,423)	84,343	(1,229)	289,294	(2,652)
States and Political Subdivisions	50,233	(226)	2,787	(24)	53,020	(250)
Other	8,290	(24)	—	—	8,290	(24)
Total Temporarily Impaired Securities	$543,313	$(3,112)	$151,786	$(2,645)	$695,099	$(5,757)

Securities available for sale and securities held to maturity with carrying values of $1,282,620,000 and $210,000, respectively, at September 30, 2004 and $1,303,487,000 and $410,000, respectively, at December 31, 2003 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

Loans Held For Sale

Loans held for sale of $20,223,000 at September 30, 2004 decreased $3,855,000 or 16.0% compared to December 31, 2003 balance of $24,078,000, despite $2,691,000 added with the Southeast Texas acquisition. The decrease in loans held for sale for the nine months ended September 30, 2004 resulted primarily from a decrease in loan volume due to rising interest rates.

Loans Held For Investment

The Company manages its credit risk by establishing and implementing strategies and guidelines appropriate to the characteristics of borrowers, industries, geographic locations and risk products. Diversification of risk within each of these areas is a primary objective. Policies and procedures are developed to ensure that loan commitments conform to current strategies and guidelines. Management continually refines the Company’s credit policies and procedures to address the risks in the current and prospective environment and to reflect management’s current strategic focus. The credit process is controlled with continuous credit review and analysis, and review by internal auditors, external auditors and regulatory authorities. The Company’s loans are widely diversified by borrower and industry group. The Company does not maintain any single loan relationship that it considers material to the overall portfolio.

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

International loans are loans to borrowers that are domiciled in a country other than the United States of America. The Company’s total international loans at September 30, 2004 of $47,367,000 represented 1.3% of total loans held for investment.

Total loans held for investment of $3,538,428,000 at September 30, 2004 increased $1,018,734,000 or 40.4% compared to December 31, 2003 levels of $2,519,694,000. The Southeast Texas acquisition accounted for $687,884,000 of the increase. Internal loan growth amounted to $330,850,000, an increase of 13.1% since December 31, 2003.  The increase in total loans held for investment for the nine months ended September 30, 2004 reflects growth in all loan categories except Commercial Tax Exempt and represents in part the vitality of the Rio Grande Valley economy and increased activity through the Company’s Houston area branches.

The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Commercial	$1,037,481	$751,267
Commercial Tax-Exempt	46,839	56,717
Total Commercial	1,084,320	807,984
Agricultural	67,415	62,319
Real Estate
Construction	723,959	308,331
Commercial Mortgage	1,126,293	991,976
Agricultural Mortgage	66,498	54,593
1-4 Family Mortgage	289,362	177,711
Total Real Estate	2,206,112	1,532,611
Consumer	180,581	116,780
Total Loans Held for Investment	$3,538,428	$2,519,694

In the ordinary course of business, the Company’s subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of September 30, 2004 and December 31, 2003, loans outstanding to directors, officers and their affiliates were approximately $58,638,000 and $9,823,000, respectively. The increase resulted primarily from two loan relationships added for directors elected in April 2004 as a result of the Southeast Texas acquisition.

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

Nonperforming assets of $27,996,000 at September 30, 2004 increased $7,327,000 or 35.4% compared to December 31, 2003 levels of $20,669,000. Nonaccrual loans of $16,610,000 at September 30, 2004 increased $6,488,000 or 64.1% compared to $10,122,000 at December 31, 2003. The increase was primarily the result of the addition of five loan relationships totaling $9,124,000. The increase was partially offset by one loan relationship totaling $2,730,000 that was paid off as of September 30, 2004. Foreclosed and other assets of $11,386,000 at September 30, 2004 increased $839,000 or 8.0% compared to $10,547,000 at December 31, 2003. The increase in foreclosed and other assets during 2004 was primarily attributable to $4,208,000 in other real estate acquired with the Southeast Texas acquisition. The increase was partially offset by the sale of four properties totaling $3,394,000. Management actively seeks buyers for all Other Real Estate and other foreclosed assets. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more and still accruing at September 30, 2004 and December 31, 2003 totaled $6,785,000 and $8,886,000, respectively. The decrease in accruing loans past due 90 days or more at September 30, 2004 as compared to December 31, 2003 resulted primarily from a $2,000,000 loan that is now current and $2,658,000 from two loan relationships that was transferred to either nonaccrual status or foreclosed assets as of September 30, 2004. The decrease was partially offset by the addition of two loan relationships totaling $2,832,000. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other assets at September 30, 2004 decreased to 0.98% from 1.17% at December 31, 2003.

An analysis of the components of nonperforming assets follows (dollars in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Nonaccrual Loans	$16,610	$10,122
Nonperforming Loans	16,610	10,122
Foreclosed and Other Assets	11,386	10,547
Total Nonperforming Assets	27,996	20,669
Accruing Loans 90 Days or More Past Due	6,785	8,886
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$34,781	$29,555
Nonperforming Loans as a% of Total Loans Held for Investment	0.47%	0.40%
Nonperforming Assets as a% of Total Loans Held for Investment and Foreclosed and Other Assets	0.79	0.82
Nonperforming Assets as a% of Total Assets	0.50	0.49
Nonperforming Assets Plus Accruing Loans 90 Days or More Past
Due as a% of Total Loans Held for Investment and Foreclosed and Other Assets	0.98	1.17

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at September 30, 2004, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

The allowance for loan losses at September 30, 2004 totaled $43,153,000, representing a net increase of $11,919,000 or 38.2% compared to $31,234,000 at December 31, 2003. The acquisition of Southeast Texas during first quarter 2004 attributed to $8,795,000 of the increase. Management believes that the allowance for loan losses at September 30, 2004 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
Balance at Beginning of Period	$41,956	$29,366	$31,234	$28,116
Balance from Acquisition	—	—	8,795	228
Provision for Loan Losses	6,197	3,851	14,814	9,971
Charge-Offs
Commercial	4,834	1,875	11,177	5,506
Agricultural	—	296	189	1,296
Real Estate	89	681	243	793
Consumer	669	687	2,019	1,718
Total Charge-Offs	5,592	3,539	13,628	9,313
Recoveries
Commercial	312	50	1,023	304
Agricultural	32	56	36	56
Real Estate	24	7	167	50
Consumer	224	133	712	512
Total Recoveries	592	246	1,938	922
Net Charge-Offs	5,000	3,293	11,690	8,391
Balance at End of Period	$43,153	$29,924	$43,153	$29,924
Ratio of Allowance for Loan Losses to Loans Held for Investment Outstanding, Net of Unearned Discount	1.22%	1.24%	1.22%	1.24%
Ratio of Allowance for Loan Losses to Nonperforming Loans	259.80	283.34	259.80	283.34
Ratio of Net Charge-Offs to Average Total Loans Held for Investment Outstanding, Net of Unearned Discount	0.57	0.56	0.49	0.48

Premises and Equipment, Net

Premises and equipment, net of $131,443,000 at September 30, 2004 increased by $23,568,000 or 21.8% compared to December 31, 2003 levels of $107,875,000. The increase resulted primarily from $18,575,000 of premises and equipment acquired in the Southeast Texas acquisition during first quarter 2004, as well as $1,396,000 in real estate purchased during the second quarter 2004 in The Woodlands, Texas for a future banking location.

Goodwill and Identifiable Intangibles, Net

Goodwill of $163,928,000 at September 30, 2004 increased $134,072,000 compared to $29,856,000 at December 31, 2003. The increase is attributable to the goodwill added with the Southeast Texas acquisition. Identifiable intangibles, net of $30,803,000 at September 30, 2004 increased $15,540,000 or 101.8% compared to $15,263,000 at December 31, 2003. Identifiable intangibles, net increased primarily as a result of $19,520,000 in identifiable intangibles added with the Southeast Texas acquisition. The increase was offset by net amortization of $3,980,000 for the nine months ended September 30, 2004, including amortization of $392,000 on the unfavorable lease commitment obtained with the Southeast Texas acquisition included as a reduction of net occupancy expense.

Deposits

Total deposits of $4,572,113,000 at September 30, 2004 increased $1,055,678,000 or 30.0% compared to December 31, 2003 levels of $3,516,435,000. The increase in total deposits for the nine months ended September 30, 2004 is primarily attributable to $966,953,000 added with the Southeast Texas acquisition, as well as growth in the volume of business conducted by the Company.

The following table presents the composition of total deposits (dollars in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Demand Deposits
Commercial and Individual	$835,980	$530,754
Public Funds	14,452	5,457
Total Demand Deposits	850,432	536,211
Interest-Bearing Deposits
Savings
Commercial and Individual	210,142	146,836
Public Funds	416	400
Money Market Checking and Savings
Commercial and Individual	975,056	575,689
Public Funds	383,312	388,747
Time Deposits
Commercial and Individual	1,605,585	1,280,589
Public Funds	547,170	587,963
Total Interest-Bearing Deposits	3,721,681	2,980,224
Total Deposits	$4,572,113	$3,516,435

Other Borrowed Money

Other borrowed money of $437,970,000 at September 30, 2004 increased $178,405,000 or 68.7% compared to December 31, 2003 levels of $259,565,000. The increase in other borrowed money is primarily attributable to a $125,949,000 increase in borrowings from the Federal Home Loan Bank. In addition, the Company issued $51,547,000 in junior subordinated debentures to Texas Regional Statutory Trust I during February 2004. The Trust, in turn, issued $50,000,000 in trust preferred securities.

As a result of the deconsolidation of the Trusts upon adoption of FIN 46R on January 1, 2004, the trust preferred securities are no longer shown as other borrowed money in the condensed consolidated balance sheets. Instead, the junior subordinated debentures issued to the Trusts are included as other borrowed money. The components of other borrowed money are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$92,009	$91,565
Federal Home Loan Bank Advances	278,949	153,000
Trust Preferred Securities	—	15,000
Junior Subordinated Debentures	67,012	—
Total Other Borrowed Money	$437,970	$259,565

At September 30, 2004, the Company had available lines of credit totaling $125,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $839,203,000 with the Federal Home Loan Bank, of which $278,949,000 was advanced at September 30, 2004.

Shareholders’ Equity

Shareholders’ equity increased by $149,660,000 or 35.5% during the nine months ended September 30, 2004 primarily due to $110,074,000 added with the Southeast Texas acquisition, as well as comprehensive income of $49,967,000 less cash dividends of $13,105,000. Comprehensive income for the period included net income of $55,810,000 and net change in unrealized gains and losses on securities available for sale, net of tax, of $(5,843,000).

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of September 30, 2004 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$479,272	11.85%	$323,615	8.00%	$404,518	10.00%
Tier I Capital (to Risk-Weighted Assets)	436,119	10.78	161,807	4.00	242,711	6.00
Tier I Capital (to Average Assets)	436,119	8.17	213,558	4.00	266,947	5.00

As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$411,360	13.94%	$236,074	8.00%	$295,092	10.00%
Tier I Capital (to Risk-Weighted Assets)	380,126	12.88	118,037	4.00	177,055	6.00
Tier I Capital (to Average Assets)	380,126	9.26	164,120	4.00	205,149	5.00

Texas State Bank
As of September 30, 2004 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$448,632	11.11%	$323,042	8.00%	$403,802	10.00%
Tier I Capital (to Risk-Weighted Assets)	405,479	10.04	161,521	4.00	242,281	6.00
Tier I Capital (to Average Assets)	405,479	7.61	213,149	4.00	266,436	5.00

As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$387,344	13.14%	$235,890	8.00%	$294,863	10.00%
Tier I Capital (to Risk-Weighted Assets)	356,110	12.08	117,945	4.00	176,918	6.00
Tier I Capital (to Average Assets)	356,110	8.68	164,021	4.00	205,026	5.00

At September 30, 2004, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

Results of Operations

Net Income

Net income was $19,821,000 and $15,569,000 and net income per diluted common share was $0.40 and $0.35 for the three months ended September 30, 2004 and 2003, respectively. Net income increased primarily due to sustained loan growth and service charge income.  The increase was partially offset by increases in salary and employee benefits resulting primarily from higher staff levels. Return on assets averaged 1.43% and 1.51% while return on shareholders’ equity averaged 14.10% and 15.09% for the three months ended September 30, 2004 and 2003, respectively.

For the nine months ended September 30, 2004, net income was $55,810,000 compared to $46,365,000 for the same period in 2003, representing an increase of $9,445,000 or 20.4%. Net income per diluted common share was $1.16 and $1.04 for the nine months ended September 30, 2004 and 2003, respectively. Return on assets averaged 1.44% and return on shareholders’ equity averaged 14.30% for the nine months ended September 30, 2004 compared to 1.55% and 15.50%, respectively, for the same period in 2003.

Interest Income

Total interest income for the three months ended September 30, 2004 was $71,557,000, representing an increase of $20,321,000 or 39.7% from the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest income was $196,126,000, reflecting a $40,886,000 or 26.3% increase from the same period in 2003. This increase in interest income is due to a $1,235,741,000 or 32.6% increase in average interest-earning assets to $5,024,885,000 for the three months ended September 30, 2004 compared to the same period in 2003. Average interest-earning assets increased by $1,005,306,000 or 27.2% to $4,705,768,000 for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in average interest-earning assets resulted from continued emphasis on loan growth, as well as the Southeast Texas acquisition.

Interest income on loans held for investment increased $17,550,000 or 43.5% to $57,904,000 for the three months ended September 30, 2004 compared to the same period in 2003. A $1,104,090,000 or 46.4% increase in average loans held for investment over the same period in 2003 contributed significantly to the increase. The increase in average loans held for investment was primarily due to the Southeast Texas acquisition during first quarter 2004. Interest income on securities increased to $13,399,000, reflecting a $3,262,000 or 32.2% increase from the prior comparable period. This increase was attributable to a $173,593,000 or 12.9% increase in average securities compared to the three months ended September 30, 2003. In addition, the yield on average securities of 3.7% during third quarter 2004 increased 54 basis points compared the same period in 2003.

For the nine months ended September 30, 2004, interest income on loans held for investment increased $36,586,000 or 30.4% to $157,088,000, up from $120,502,000 for the same period in 2003. Although average loans held for investment increased by $850,460,000 or 36.3% to $3,194,656,000 for the nine months ended September 30, 2004 compared to the same period in 2003, the increase in interest income was hindered by a 31 basis point decrease in the yield on loans held for investment over the comparable prior year period. The yield on loans held for investment decreased to 6.61% for the nine months ended September 30, 2004 compared to 6.92% for the same period in 2003. Interest income on securities increased to $38,102,000, an increase of $5,665,000 or 17.5% from the comparable prior period. The increase was principally related to a 15.8% increase in average securities to $1,480,947,000 for the nine months ended September 30, 2004 from the same period last year.

Interest Expense

Interest expense increased to $17,736,000 for the three months ended September 30, 2004 compared to $14,093,000 for the same period in 2003, representing an increase of $3,643,000 or 25.8%. A $947,390,000 or 30.3% increase in average interest-bearing liabilities over the same period in 2003 contributed significantly to the increase. The cost of funds of 1.73% during the three months ended September 30, 2004 was comparable to the same period in 2003, decreasing by only six basis points. Interest expense on deposits increased by $3,245,000 or 26.2% to $15,638,000 for third quarter 2004 compared to the comparable period in 2003. The increase resulted primarily from a $904,475,000 or 31.7% increase in average interest-bearing deposits to $3,758,880,000 for third quarter 2004 compared to third quarter 2003. The increase in average interest-bearing deposits was primarily attributable to the Southeast Texas acquisition during first quarter 2004. Interest expense on other borrowed money increased $398,000 or 23.4% to $2,098,000 for the three months ended September 30, 2004 compared to the same period in 2003. The increase was primarily attributable to a $42,915,000 or 15.9% increase in average other borrowed money to $312,575,000 during the three months ended September 30, 2004 compared to $269,660,000 during the three months ended September 30, 2003. The increase in average other borrowed money reflects the $51,547,000 in junior subordinated debt issued by the Company during February 2004, the proceeds which were used to partially fund the Southeast Texas acquisition. The increase was further affected by a 17 basis point increase in the cost of other borrowed money during the three months ended September 30, 2004 compared to the same period in 2003.

For the nine months ended September 30, 2004, interest expense of $47,467,000 was comparable to $46,796,000 for the same period in 2003, increasing by only 1.4%. Although average interest-bearing liabilities for the nine months ended September 30, 2004 increased by $769,912,000 or 25.1% to $3,842,728,000 compared to the same period in 2003, the 39 basis point decrease in the cost of funds offset the majority of the increase. Interest expense on deposits totaled $42,261,000 for the nine months ended September 30, 2004 reflecting an increase of $853,000 or 2.1% compared to the same prior year period. The increase resulted primarily from a $728,401,000 or 25.7% in average interest-bearing deposits during the nine months ended September 30, 2004 compared to the comparable prior year period. The increase was partially offset by a 37 basis point decrease in the rate paid on deposits to an average rate of 1.58%. Interest expense on other borrowed money decreased to $5,206,000 for the nine months ended September 30, 2004 compared to $5,388,000 for the same prior year period. The decrease was primarily attributable to a 54 basis point decrease in the cost of other borrowed money. The decrease was partially offset by a $41,511,000 or 17.3% increase in average other borrowed money to $281,007,000 during the nine months ended September 30, 2004 compared to same period in 2003, reflecting the addition of $51,547,000 in junior subordinated debt during February 2004.

Net Interest Income

Net interest income, reported on a tax-equivalent basis, was $54,813,000 for the three months ended September 30, 2004, compared with $37,997,000 for the same period in 2003, representing an increase of $16,816,000 or 44.3%. For the nine months ended September 30, 2004, net interest income, reported on a tax-equivalent basis, increased $40,861,000 or 37.0% to $151,433,000 from $110,572,000 for the same period in 2003. See “Interest Income” and “Interest Expense” for a discussion on the increase in net interest income during the three and nine months ended September 30, 2004.

The net interest margin was 4.34% for the three months ended September 30, 2004, compared with 3.98% for the same period in 2003. For the nine months ended September 30, 2004 the net interest margin was 4.30%, up from 4.00% for the same period in 2003.

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

	Three Months Ended
	September 30, 2004			September 30, 2003
Tax-Equivalent Basis (1)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$15,301	$245	6.37%	$44,556	$703	6.26%
Loans Held for Investment
Commercial	1,138,838	17,386	6.07	807,015	12,320	6.06
Real Estate	2,162,582	37,342	6.87	1,444,189	25,683	7.06
Consumer	181,934	3,550	7.76	128,060	2,737	8.48
Total Loans Held for Investment	3,483,354	58,278	6.66	2,379,264	40,740	6.79
Securities
Taxable	1,384,945	12,252	3.52	1,258,063	9,268	2.92
Tax-Exempt	138,599	1,765	5.07	91,888	1,337	5.77
Total Securities	1,523,544	14,017	3.66	1,349,951	10,605	3.12
Interest-Bearing and Time Deposits	445	2	1.79	5,320	18	1.34
Federal Funds Sold	2,241	7	1.24	10,053	24	0.95
Total Interest-Earning Assets	5,024,885	$72,549	5.74%	3,789,144	$52,090	5.45%
Cash and Due from Banks	126,523			125,479
Premises and Equipment, Net	129,560			103,899
Other Assets, Net	292,067			114,337
Allowance for Loan Losses	(43,108)			(30,435)
Total Assets	$5,529,927			$4,102,424
Liabilities
Interest-Bearing Liabilities Savings	$212,401	$235	0.44%	$148,218	$120	0.32%
Money Market Checking and Savings	1,354,253	3,084	0.91	904,197	1,848	0.81
Time Deposits	2,192,226	12,319	2.24	1,801,990	10,425	2.30
Total Savings and Time Deposits	3,758,880	15,638	1.66	2,854,405	12,393	1.72
Other Borrowed Money	312,575	2,098	2.67	269,660	1,700	2.50
Total Interest-Bearing Liabilities	4,071,455	$17,736	1.73%	3,124,065	$14,093	1.79%
Demand Deposits	864,818			540,734
Other Liabilities	34,473			28,396
Total Liabilities	4,970,746			3,693,195
Shareholders’ Equity	559,181			409,229
Total Liabilities and Shareholders’ Equity	$5,529,927			$4,102,424
Net Interest Income		$54,813			$37,997
Net Yield on Total Interest- Earning Assets			4.34%			3.98%

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

	Three Months Ended September 30,
	2004	2003
	(Unaudited)
Tax-Equivalent Net Interest Income	$54,813	$37,997
Tax-Equivalent Adjusment	(992)	(854)
Net Interest Income, as Reported	$53,821	$37,143

(2)          Annualized

Tax-Equivalent Basis (1)	Nine Months Ended
	September 30, 2004			September 30, 2003
	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale	$19,634	$856	5.82%	$44,417	$1,996	6.01%
Loans Held for Investment
Commercial	1,095,563	47,585	5.80	787,474	36,361	6.17
Real Estate	1,936,845	100,529	6.93	1,424,251	76,281	7.16
Consumer	162,248	10,016	8.25	132,471	8,621	8.70
Total Loans Held for Investment	3,194,656	158,130	6.61	2,344,196	121,263	6.92
Securities
Taxable	1,356,718	34,887	3.43	1,190,891	29,898	3.36
Tax-Exempt	124,229	4,947	5.32	87,910	3,906	5.94
Total Securities	1,480,947	39,834	3.59	1,278,801	33,804	3.53
Interest-Bearing and Time Deposits	6,314	45	0.95	15,286	156	1.36
Federal Funds Sold	4,217	35	1.11	17,762	149	1.12
Total Interest-Earning Assets	4,705,768	$198,900	5.65%	3,700,462	$157,368	5.69%
Cash and Due from Banks	124,028			120,340
Premises and Equipment, Net	122,554			97,720
Other Assets, Net	248,025			116,411
Allowance for Loan Losses	(40,680)			(30,265)
Total Assets	$5,159,695			$4,004,668
Liabilities
Interest-Bearing Liabilities
Savings	$196,555	$530	0.36%	$146,869	$551	0.50%
Money Market Checking and Savings	1,244,149	7,394	0.79	887,985	6,622	1.00
Time Deposits	2,121,017	34,337	2.16	1,798,466	34,235	2.55
Total Savings and Time Deposits	3,561,721	42,261	1.58	2,833,320	41,408	1.95
Other Borrowed Money	281,007	5,206	2.47	239,496	5,388	3.01
Total Interest-Bearing Liabilities	3,842,728	$47,467	1.65%	3,072,816	$46,796	2.04%
Demand Deposits	766,781			500,088
Other Liabilities	28,732			31,746
Total Liabilities	4,638,241			3,604,650
Shareholders’ Equity	521,454			400,018
Total Liabilities and Shareholders’ Equity	$5,159,695			$4,004,668
Net Interest Income		$151,433			$110,572
Net Yield on Total Interest- Earning Assets			4.30%			4.00%

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

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Tax-Equivalent Net Interest Income	$151,433	$110,572
Tax-Equivalent Adjusment	(2,774)	(2,128)
Net Interest Income, as Reported	$148,659	$108,444

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

	Three Months Ended September 30, 2004 Compared to 2003				Nine Months Ended September 30, 2004 Compared to 2003
	Net	Due to Change in		Rate/	Net	Due to Change in		Rate/
Tax-Equivalent Basis (1)	Change	Volume	Rate	Volume	Change	Volume	Rate	Volume
	(Unaudited)
Interest Income
Loans Held for Sale	$(458)	$(462)	$12	$(8)	$(1,140)	$(1,489)	$(82)	$431
Loans Held for Investment	17,538	18,742	(823)	(381)	36,867	58,819	(7,134)	(14,818)
Securities
Taxable	2,984	907	1,887	190	4,989	5,566	932	(1,509)
Tax-Exempt	428	675	(163)	(84)	1,041	2,158	(546)	(571)
Interest-Bearing and Time Deposits	(16)	(16)	6	(6)	(111)	(122)	(63)	74
Federal Funds Sold	(17)	(19)	7	(5)	(114)	(152)	(2)	40
Total Interest Income	20,459	19,827	926	(294)	41,532	64,780	(6,895)	(16,353)
Interest Expense
Deposits	3,245	3,882	(484)	(153)	853	14,233	(10,456)	(2,924)
Other Borrowed Money	398	265	115	18	(182)	1,249	(1,277)	(154)
Total Interest Expense	3,643	4,147	(369)	(135)	671	15,482	(11,733)	(3,078)
Net Interest Income Before Allocation of Rate/Volume	16,816	15,680	1,295	(159)	40,861	49,298	4,838	(13,275)
Allocation of Rate/Volume	—	(157)	(2)	159	—	(13,029)	(246)	13,275
Changes in Net Interest Income	$16,816	$15,523	$1,293	$—	$40,861	$36,269	$4,592	$—

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

Provision for Loan Losses

The Company recorded a provision for loan losses of $6,197,000 for the three months ended September 30, 2004 compared to $3,851,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the Company recorded a provision for loan losses of $14,814,000 compared to $9,971,000 for the same period in 2003. The increases in the provision for loan losses for the three and nine months ended September 30, 2004 compared to the same periods in 2003 were a result of loan growth, management’s assessment of current regional economic conditions and probable losses in the portfolio. Internal growth of loans held for investment was $99,762,000 or 2.9 percent during third quarter 2004 compared to $56,659,000 or 2.4 percent during the same period in 2003. For the nine-month period ended September 30, 2004, internal growth of loans held for investment was $330,850,000 or 13.1% compared to $132,555,000 or 5.8% for the comparable prior year period. Net charge-offs totaled $5,000,000 and $11,690,000 for the three and nine months ended September 30, 2004, respectively, compared to $3,293,000 and $8,391,000 for the same comparable periods in 2003. Net charge-offs to average loans held for investment totaled 0.49% during the nine months ended September 30, 2004 compared to 0.48% for the same period in 2003.

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

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts, other banking service related fees and data processing service fees. Noninterest income totaled $21,002,000 for the three months ended September 30, 2004 compared to $13,241,000 for the same period in 2003. Excluding net realized gains on sales of securities available for sale, noninterest income for third quarter 2004 increased $7,839,000 or 76.9% compared to third quarter 2003. The increase was primarily attributable to an increase in total service charges. For the nine months ended September 30, 2004, noninterest income totaled $53,555,000, up from $39,292,000 for the same period in 2003. Noninterest income for the nine months ended September 30, 2004, excluding net realized gains on sales of securities available for sale, increased $19,071,000 or 64.3% over the same period in 2003. The majority of the increase is attributable to an increase in total service charges.

Total service charges of $14,303,000 for third quarter 2004 increased $6,047,000 or 73.2% compared to $8,256,000 for the same period in 2003. Total service charges were $37,662,000 for the nine months ended September 30, 2004 compared to $22,802,000 for the same period in 2003, reflecting an increase of $14,860,000 or 65.2%. The increase in service charges is reflective of the increase in average demand deposits of 59.9% and 53.3% for the three and nine months ended September 30, 2004, respectively, compared to the comparable prior year periods, attributable primarily to the Southeast Texas acquisition. In addition, non-sufficient and return item charges increased by $2,901,000 or 53.7% and $7,836,000 or 55.8% for the three and nine months ended September 30, 2004, respectively, compared with the same periods in 2003. The increase in non-sufficient and return item income resulted from deposit growth, as well as an increase in non-sufficient fund item charges implemented by the Company during July 2003 from $25 per item to $30 per item. Furthermore, the Company recognized $1,460,000 and $2,860,000 in service fees for the three and nine months ended September 30, 2004, respectively, associated with the title insurance and general lines insurance agencies acquired with the Southeast Texas acquisition.

Trust service fees of $1,674,000 for the three months ended September 30, 2004 increased $964,000 or 135.8% compared to $710,000 for comparable prior year period. Trust service fees totaled $3,845,000 for the nine months ended September 30, 2004 compared to $2,129,000 for the same period in 2003, increasing by $1,716,000 or 80.6%. The increase in trust service fees is reflective of the increase in the average fair value of trust accounts by 132.0% during the nine months ended September 30, 2004 compared to the prior comparable period. The increase in the average fair value of trust accounts is primarily due to the addition of $623,267,000 in trust assets with the Southeast Texas acquisition and additional trust business developed in the former Southeast Texas market areas. The fair market value of trust accounts at September 30, 2004 was $1,420,664,000 compared to $495,593,000 at December 31, 2003 and $479,126,000 a year ago. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Net realized gains on sales of securities available for sale for the three months ended September 30, 2004 totaled $2,963,000 compared to $3,041,000 for the same period in 2003. For the nine months ended September 30, 2004, net realized gains on sales of securities available for sale totaled $4,845,000 compared to $9,653,000 for the comparable period in 2003. Opportunities to recognize unrealized gains in the investment portfolio decreased as net unrealized gains in the available for sale portfolio decreased from $34,501,000 at December 31, 2002 to $16,069,000 at December 31, 2003. At September 30, 2004, the available for sale portfolio had a net unrealized gain of $6,994,000. Net unrealized holding gains on securities available for sale, net of tax, totaled $4,513,000 at September 30, 2004. See “Shareholders’ Equity”.

Data processing service fees of $2,080,000 for third quarter 2004 increased $130,000 or 6.7% compared to $1,950,000 for the same period last year. During the nine months ended September 30, 2004, data processing service fees increased $918,000 or 17.0% to $6,330,000 compared to $5,412,000 during the same period in 2003. The increase in data processing fees for the three and nine months ended September 30, 2004 compared to the comparable prior year periods was due to an increase in account volume for five data processing clients. The data processing contracts stipulate an increase in monthly fees based on account volume. There were 26 data processing clients at September 30, 2004 and 25 at September 30, 2003.

Loan servicing loss, net of amortization of the mortgage servicing rights (“MSR”) asset decreased $599,000 or 46.9% to a $677,000 loss for third quarter 2004 compared to a $1,276,000 loss for third quarter 2003. The decrease resulted from a $800,000 decrease in mortgage servicing right asset amortization during third quarter 2004 to $1,050,000 compared to third quarter 2003. During the nine months ended September 30, 2004, loan servicing loss, net decreased $2,064,000 or 64.5% to a $1,138,000 loss compared to the same period in 2003. MSR amortization decreased $2,650,000 to a $2,400,000 loss for the nine months ended September 30, 2004 compared to the comparable prior year period. The decrease in MSR amortization resulted from a reduction in mortgage prepayments experienced during 2004 compared to 2003 as a result of rising interest rates.

Other noninterest income of $659,000 for the three months ended September 30, 2004 increased $99,000 or 17.7% compared to $560,000 for the comparable 2003 period. The increase resulted predominately from a $191,000 increase in miscellaneous income during third quarter 2004 to $226,000 compared to third quarter 2003. Income from the Rabbi Trust increased by $103,000 from a $100,000 loss during third quarter 2003 to $3,000 in income during third quarter 2004, primarily from net losses on sale of securities in the Rabbi Trust realized in 2003. The Rabbi Trust was set up to provide funding for the Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. In addition, there was an $82,000 or 60% increase in income from a check printing company resulting from deposit growth. The increases were partially offset by a decrease of $297,000 in net realized gains on sale of assets for third quarter 2004 compared to the same period in 2003 attributable to an increase of $332,000 in net gains realized on sale of loans. During the nine months ended September 30,

2004, other noninterest income decreased $487,000 or 19.5% to $2,011,000 compared to $2,498,000 during the same period in 2003. The decrease resulted primarily from a decrease of $1,269,000 in net gains on sale of assets, of which $1,467,000 related to decreased net gains on sale of loans. The decrease was partially offset by a $453,000 increase in miscellaneous income during the nine months ended September 30, 2004 to $613,000 compared to the same period in 2003, as well as a $197,000 increase in income from a check printing company. Furthermore, income from the Rabbi Trust increased by $106,000 from a $98,000 loss for the nine months ended September 30, 2003 to $8,000 in income for the same period in 2004, primarily resulting from net realized losses recognized during 2003.

Noninterest Expense

Noninterest expense of $38,698,000 for third quarter 2004 increased $15,431,000 or 66.3% compared to $23,267,000 for the same period in 2003. For the nine months ended September 30, 2004, noninterest expense totaled $104,072,000 compared to $68,103,000 for the same period in 2003, representing an increase of $35,969,000 or 52.8%. The increase in noninterest expense resulted from growth in business volumes as banking locations increased by 33 to 67 during the twelve months ended September 30, 2004, including 29 acquired with the Southeast Texas acquisition. The efficiency ratio was 51.72% for third quarter 2004 compared to 46.18% for third quarter 2003. For the nine months ended September 30, 2004, the efficiency ratio was 51.47%, up from 46.10% for the same period in 2003. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, totaled $20,514,000 for third quarter 2004, increasing by $8,560,000 or 71.6% compared to the same period last year. Salaries and employee benefits for the nine months ended September 30, 2004 totaled $53,724,000, reflecting an increase of $18,550,000 or 52.7% from the comparable prior year period. The increase is primarily attributable to the Southeast Texas acquisition and also reflects higher base salaries, increases in other compensation and higher levels of staff in other locations. In addition, the Company expanded its medical benefits for eligible part-time employees in February 2004. The number of full-time equivalent employees of 1,914 at September 30, 2004 represents an increase of 50.8% from 1,269 at September 30, 2003. Salaries and employee benefits averaged 1.48% of average assets for third quarter 2004 compared to 1.16% for third quarter 2003. For the nine months ended September 30, 2004, salaries and employee benefits averaged 1.39% of average assets compared to 1.17% for the nine months ended September 30, 2003.

Net occupancy expense totaled $3,157,000 for the three months ended September 30, 2004 compared to $1,967,000 reported for third quarter 2003, increasing by $1,190,000 or 60.5%. For the nine months ended September 30, 2004, net occupancy expense increased $3,402,000 or 65.2% to $8,623,000 compared to the same period a year ago. The increase in net occupancy expenses is reflective of the increase in the number of banking locations, including the 29 acquired the Southeast Texas acquisition.

Equipment expense of $4,020,000 for the three months ended September 30, 2004 increased $1,230,000 or 44.1% from $2,790,000 reported for the same period in 2003. For the nine months ended September 30, 2004, equipment expense totaled $11,148,000, reflecting an increase of $3,306,000 or 42.2% compared to the same period in 2003. The increase is primarily the result of equipment expenses incurred from the acquired and new banking locations. The majority of the increase in equipment expense resulted from increases in depreciation expense on equipment and equipment service contracts. Depreciation expense on equipment increased $695,000 and $1,735,000 for the three and nine months ending September 30, 2004, respectively, compared to the same periods last year. Equipment service contracts expense increased $326,000 and $835,000 for the three and nine months ending September 30, 3004, respectively, compared to the same periods in 2003.

Other real estate (income) expense, net includes income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value less estimated selling costs of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate income of $57,000 for third quarter 2004 decreased $181,000 from a $124,000 net expense for third quarter 2003. The decrease resulted primarily from a $109,000 decrease in direct expense combined with a $114,000 increase in the net gains on sale of other real estate during third quarter 2004 compared to the same period in 2003. During the nine months ended September 30, 2004, other real estate expense, net totaled $636,000, increasing by $201,000 or 46.2% compared to $435,000 for the same period in 2003. The increase resulted from a $202,000 increase in write-downs of other real estate during the nine months ended September 30, 2004 compared to the same period in 2003. Management is actively seeking buyers for all other real estate.

Amortization of identifiable intangibles of $1,995,000 for the three months ended September 30, 2004 increased $1,146,000 or 135.0% compared to $849,000 for the same period in 2003. For the nine months ended September 30, 2004, amortization of identifiable intangibles increased $1,852,000 or 73.1% to $4,384,000 compared to the same prior year period. The increase was primarily attributable to the amortization on $20,898,000 of core deposit intangibles added with the Southeast Texas acquisition.

A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
Salaries and Wages	$15,748	$8,703	$41,061	$25,553
Employee Benefits	4,766	3,251	12,663	9,621
Total Salaries and Employee Benefits	20,514	11,954	53,724	35,174
Net Occupancy Expense	3,157	1,967	8,623	5,221
Equipment Expense	4,020	2,790	11,148	7,842
Other Real Estate Expense, Net
Income	(125)	(103)	(637)	(373)
Gain on Sale	(196)	(82)	(195)	(60)
Expenses	200	309	1,261	863
Write-Downs	64	—	207	5
Total Other Real Estate (Income) Expense, Net	(57)	124	636	435
Amortization of Identifiable Intangibles	1,995	849	4,384	2,532
Other Noninterest Expense
Advertising and Public Relations	1,345	892	3,917	2,640
Data Processing and Check Clearing	1,807	848	4,729	2,611
Director Fees	197	129	530	371
Franchise Tax	79	74	242	222
Insurance	205	157	463	409
FDIC Insurance	167	133	508	389
Legal	540	570	1,419	1,167
Professional Fees	778	813	2,132	2,512
Postage, Delivery and Freight	685	408	2,063	1,257
Printing, Stationery and Supplies	861	505	2,788	1,732
Telephone	506	244	1,280	694
Other Losses	496	51	1,413	478
Miscellaneous Expense	1,403	759	4,073	2,417
Total Other Noninterest Expense	9,069	5,583	25,557	16,899
Total Noninterest Expense	$38,698	$23,267	$104,072	$68,103

Income Tax Expense

The Company recorded income tax expense of $10,107,000 for third quarter 2004 compared to $7,697,000 for third quarter 2003. For the nine months ended September 30, 2004, income tax expense totaled $27,518,000, representing an increase of $4,221,000 or 18.1% compared to the same prior year period. The increase in income tax is primarily due to an increased level of pretax income for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The Company’s effective tax rate was 33.0% for the nine months ended September 30, 2004 and 33.4% for the nine months ended September 30, 2003.

Capital and Liquidity

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2004, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.85%, a Tier I risk-based capital ratio of 10.78%, and a leverage ratio of 8.17%.

Shareholders’ equity increased by $149,660,000 or 35.5% during the nine months ended September 30, 2004. The increase was primarily due to the addition of $110,074,000 resulting from the issuance of 3,073,043 shares to former Southeast Texas shareholders and net income of $55,810,000, offset by net unrealized holding losses, net of tax, of $5,843,000 and dividends of $13,105,000.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits and U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At September 30, 2004, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, decreased to 32.0% compared to 37.9% at December 31, 2003. The decline is attributable to the Southeast Texas acquisition. Southeast Texas had a liquidity ratio of 22.4% at date of acquisition.

Liquidity is also provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have nor does it solicit brokered deposits. Foreign deposits comprise a stable portion of the deposit base, representing 8.7% of deposits at September 30, 2004. Federal funds purchased and short-term borrowings are additional sources of liquidity. At September 30, 2004, the Company had lines of credit totaling $125,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $839,203,000 with the Federal Home Loan Bank, of which $278,949,000 was advanced at September 30, 2004. These sources of liquidity are short-term in nature, and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

The Company enters into contractual commitments to extend credit, normally with a fixed expiration date, at specified rates and for specific purposes. All of the Company’s commitments are contingent upon the customer maintaining specific credit standards at the time of the loan funding. At September 30, 2004, the Company had outstanding commitments to extend credit of approximately $726,230,000, commercial letters of credit of $197,000, standby letters of credit of $64,417,000 and credit card guarantees of $1,367,000. The Company guarantees the credit card debt of certain customers to the merchant bank that issues the cards, up to the customers’ credit limit. In addition, the Company had construction commitments of $4,116,000.

During the nine months ended September 30, 2004, funds for $464,447,000 of securities purchased and $346,823,000 of net loan growth came from various sources, including $445,538,000 of proceeds from security sales and maturities, a net increase in deposits of $88,725,000 and a net increase in other borrowed money of $164,540,000, net cash provided from the Southeast Texas acquisition of $71,571,000 and $97,164,000 from operating activities.

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

Possible Negative Impact of Litigation

The Company’s subsidiary, Texas State Bank, is a party to two cases arising out of a series of lease pool purchase and sale transactions that Riverway Bank engaged in with Commercial Money Center, Inc. and its affiliates (“CMC”), prior to the acquisition of Riverway Bank by the Company. Riverway Bank sold the lease pools to General Electric Capital Corporation (“GECC”) in 2000, and CMC filed for bankruptcy in 2002. The Company acquired Riverway Holdings, Inc. (“Riverway”) and its subsidiary, Riverway Bank, on February 22, 2002. As provided in the agreement included in the proxy statement sent to the Riverway shareholders, 100,000 shares (247,500 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies, including these matters. As of September 30, 2004, no shares relating to that agreement have been released. Based on information presently available, the Company has concluded that it is not probable that a liability has been incurred as of September 30, 2004 relative to these lawsuits. In addition, the Company has further concluded that the amount of any possible loss cannot be reasonably estimated either as of the date of the financial statements or as of this time. Therefore, the Company has accrued no loss for these lawsuits.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

The following table summarizes the simulated change in net interest income over a twelve month period as of September 30, 2004 and December 31, 2003 (dollars in thousands):

Changes in Interest Rates (Basis Points)	Estimated Net Interest Income	Increase (Decrease) in Net Interest Income
		Amount	Percent
September 30, 2004
(Unaudited)
+100	$240,945	$10,822	4.7%
—	230,123	—	—
-100	214,668	(15,455)	(6.7)
December 31, 2003
+100	173,992	9,637	5.9
—	164,355	—	—
-100	158,866	(5,489)	(3.3)

All the measurements of risk described above are made based upon the Company’s business mix and interest rate exposures at the particular point in time. An immediate 100 basis point change in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management’s current view of future market developments. Because of uncertainties as to the extent of customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events impacting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of net interest income under such conditions.

Item 4. Controls and Procedures.

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

There have been no changes in the Company's internal controls or in other factors which could significantly affect these controls over financial reporting that have materially affected, or are or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company’s subsidiary, Texas State Bank, is a party to two cases arising out of a series of lease pool purchase and sale transactions that Riverway Bank engaged in with Commercial Money Center, Inc. and its affiliates (“CMC”), prior to the acquisition of Riverway Bank by the Company. Riverway Bank sold the lease pools to General Electric Capital Corporation (“GECC”) in 2000, and CMC filed for bankruptcy in 2002. The Company acquired Riverway Holdings, Inc. (“Riverway”) and its subsidiary, Riverway Bank, on February 22, 2002. As provided in the agreement included in the proxy statement sent to the Riverway shareholders, 100,000 shares (247,500 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement pending the outcome of certain contingencies, including these matters. As of September 30, 2004, no shares relating to that agreement have been released. Based on information presently available, the Company has concluded that it is not probable that a liability has been incurred as of September 30, 2004 relative to these lawsuits. In addition, the Company has further concluded that the amount of any possible loss cannot be reasonably estimated either as of the date of the financial statements or as of this time. Therefore, the Company has accrued no loss for these lawsuits.

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

Item 6.  Exhibits.

(a)          The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)          Exhibits — The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

10.1	Amendment Number 13 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer).

31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer).

32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

November 9, 2004	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President & Chief Executive Officer

November 9, 2004	/s/ R. T. Pigott, Jr.
R. T. Pigott, Jr.
Executive Vice President & Chief Financial Officer