Form 10-K
period 2004-12-31
TEXAS REGIONAL BANCSHARES INC
filed 2005-03-08
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, as of June 30, 2004: $1,255,531,943

Number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, as of March 1, 2005: 49,589,244

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated into Part III; Items 10-14 of this Form 10-K, to be filed not later than 120 days after the close of the Registrant’s fiscal year.

PART I

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Disclosures in this Annual Report are qualified as described at the beginning of Item 7 below, and by the other cautionary statements included in this Annual Report.

ITEM 1. BUSINESS

GENERAL

Texas Regional Bancshares, Inc. is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Texas Regional Delaware, Inc. (“Texas Regional Delaware”), incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary, owns Texas State Bank (the “Bank”), the Company’s primary operating subsidiary. As a result of the acquisition of Southeast Texas Bancshares, Inc. during March 2004, Texas Regional Delaware is now the owner, directly or indirectly, of all of the ownership interests in (i) Southeast Texas Insurance Services, L.P., which operates under the name of Community Insurance and offers general lines of insurance, and (ii) Port Arthur Abstract and Title Company and its wholly-owned subsidiary, Southeast Texas Title Company, which offer title insurance agency services. The Bank has four active wholly-owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services, (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets, (iii) Hydrox Holdings, Inc., a subsidiary formed by an acquired institution to own and operate certain real estate properties and (iv) Valley Mortgage Company, Inc., a corporation acquired in November 2004 which operates a mortgage banking business in Texas.

The Company has grown rapidly through a series of strategic acquisitions. The Company acquired the Rio Grande City and Roma branches of First National Bank of South Texas during 1995. A secondary public offering of 2.5 million shares of the Company’s Class A Voting Common Stock was completed on May 14, 1996. Concurrently, the Company also completed the acquisition of First State Bank & Trust Co., Mission, Texas and The Border Bank, Hidalgo, Texas. On February 19, 1998, the Company acquired Brownsville National Bank, Brownsville, Texas, Texas Bank and Trust, Brownsville, Texas and Bank of Texas, Raymondville, Texas. On October 1, 1999, the Company acquired Harlingen National Bank, Harlingen, Texas.  The Company made its first acquisition outside of the Rio Grande Valley on February 22, 2002 through the acquisition of Riverway Bank, Houston, Texas. On November 18, 2002, the Company acquired Texas Country Bank, San Juan, Texas and on February 14, 2003, the Company completed the acquisition of Corpus Christi Bancshares, Inc., Bishop, Texas with one additional banking location in Corpus Christi, Texas. On March 12, 2004, the Company completed the acquisition of Community Bank and Trust, SSB (“Community Bank and Trust”) and on November 23, 2004, the Company completed the acquisition of Valley Mortgage Company, Inc.

At December 31, 2004, the Bank operated sixty-seven banking offices. Thirty banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, two banking locations in Weslaco, two banking locations in Edinburg, two banking locations in San Juan, and one banking location each in Hidalgo, La Feria, Mercedes, Palm Valley, Peñitas, Progreso, Raymondville, Rio Grande City, and Roma. In addition, Texas State Bank operates one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugar Land and two banking locations in Houston. Thirty-one banking locations are located in the East Texas area including seven banking locations in Beaumont, five banking locations in Port Arthur, two banking locations in Orange, two banking locations in Jasper, two banking locations in Lumberton, two banking locations in Silsbee, and one banking location each in Kountze, Port Neches, Sour Lake, Vidor, Tyler, Broaddus, Buna, Colmesneil, Kirbyville, San Augustine and Woodville. At December 31, 2004, the Company had consolidated total assets of $5,839,347,000, loans held for investment (net of unearned discount) of $3,750,519,000, deposits of $4,760,840,000 and shareholders’ equity of $594,058,000.

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

The services provided for individuals by the Bank include checking accounts, savings accounts, certificates of deposit, individual retirement accounts and consumer loan programs, including installment loans for home repair and for purchases of consumer goods, including automobiles, trucks and boats, and mortgage loans. The Bank also provides travelers checks, money orders and safe deposit facilities, and offers insurance products and trust services.

During 2002, the Bank expanded the services that it provides to third party correspondent banks by acquisition of a data processing facility in Grapevine, Texas. The Bank’s data processing center now serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for all of the Bank’s banking locations.

Management believes there may be opportunities to expand by acquiring other banks or by acquiring assets and deposits that will allow the Company to enter other markets or further increase market share in existing markets. Management intends to pursue acquisition opportunities in strategic markets in circumstances in which management believes that its managerial, operational and capital resources will enhance the performance of acquired institutions. By way of example, at December 31, 2004, the Company had entered into a definitive agreement for the acquisition of Mercantile Bank & Trust, FSB, and its three banking locations in Dallas, Texas. This transaction was completed in January 2005, and represents Texas State Bank’s first expansion into the Dallas banking market. See “Recent Developments”.

COMPETITION

At December 31, 2004, substantially all of the Company’s operations were located in the Rio Grande Valley, which consists of Cameron, Hidalgo, Starr and Willacy Counties; in the Corpus Christi and Houston metropolitan areas; and in east Texas including the metropolitan areas of Beaumont-Port Arthur and Tyler. Cameron, Hidalgo and Starr Counties are adjacent to the Rio Grande River, which forms part of the border between the United States and Mexico. In February 2002, the Company made its first acquisition outside of the Rio Grande Valley with the acquisition of Riverway Bank in Houston, Texas. The Company continued expanding outside the Rio Grande Valley with its 2003 acquisition of Corpus Christi Bancshares, Inc., which added banking locations in Bishop and Corpus Christi, Texas, and the opening of a new branch in Eagle Pass, Texas. During 2004, the Company acquired Community Bank and Trust, based in Beaumont, Texas, which added 29 full-service banking locations in seven counties in east Texas.

The Bank encounters intense competition in its commercial banking business, primarily from other banks located in its market areas. The Bank also competes with insurance, finance and mortgage companies, savings and loan institutions, credit unions, money market funds and other financial institutions. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, applicable lending limits. A substantial number of the commercial banks in the market areas served by the Bank are branches of much larger organizations affiliated with national, regional or state-wide banking companies which are larger than the Bank in terms of capital, resources and personnel. However, as a major independent community bank headquartered in Texas, management believes that the Company’s community commitment and involvement in its primary market area, as well as its commitment to quality and personalized banking services, are factors that contribute to the Company’s competitiveness.

REGULATION AND SUPERVISION

In addition to the generally applicable state and federal laws governing businesses and employers, special federal and state laws applicable only to financial institutions and their parent companies extensively regulate the Company and the Bank. Virtually all aspects of the Company’s operations are subject to specific requirements or restrictions and general regulatory oversight, from laws regulating consumer finance transactions, such as the Truth In Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as the Fair Debt Collections Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the protection of shareholders of the Company.

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

Although it preserves the Federal Reserve as the umbrella supervisor of financial holding companies, Gramm-Leach adopts an administrative approach to regulation that defers to the approval and supervisory requirements of the functional regulators of insurers and insurance agents, broker-dealers, investment companies and banks. Thus, the various state and federal regulators of a financial holding company’s operating subsidiaries would retain their jurisdiction and authority over the operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of financial holding companies’ subsidiaries through its power over the financial holding company parent. In addition, Gramm-Leach contains numerous trigger points related to legal noncompliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

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

Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2004. The Bank’s capital ratios exceeded the minimum requirements for “well capitalized” institutions under the regulatory framework for prompt corrective action at December 31, 2004. As a result, the Company does not believe that FDICIA’s prompt corrective action regulations will have any material effect on the activities or operations of the Bank.  It should be noted, however, that a bank’s capital category is determined solely for the purpose of applying the FDICIA’s prompt corrective action regulations and that the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

FDICIA also requires the FDIC to establish a schedule to increase (over a period of not more than 15 years) the reserve ratio of the BIF, which insures deposits of Texas State Bank, to 1.25% of insured deposits, and impose higher deposit insurance premiums on BIF members, if necessary, to achieve that ratio. FDICIA also requires a risk-based assessment system for deposit insurance premiums commencing January 1, 1994. Since BIF reached its designated reserve ratio in mid-1995, the FDIC adjusted the BIF assessments, so that the assessment rate now ranges from a minimum of zero to a maximum of $0.27 per $100 of deposits.

FDICIA contains numerous other provisions, including accounting, auditing and reporting requirements, the termination of the “too big to fail” doctrine except in special cases, regulatory standards in areas such as asset quality, earnings and compensation, and revised regulatory standards for the powers of state chartered banks, real estate lending, bank closures and capital adequacy.

DEPOSIT INSURANCE

The Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted on September 30, 1996. Among its provisions, the Funds Act authorizes the Financing Corporation (the “FICO”) to impose periodic assessments on depository institutions that are members of BIF in addition to institutions that are members of the Savings Association Insurance Fund (the “SAIF”) in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments.  Thus, BIF-member institutions will share in the cost of financing outstanding FICO bonds.  An institution’s FICO assessments will fluctuate based on a defined rate applied to deposits held in periods after the date the legislation was enacted.  Currently, the FICO BIF annual rate is 1.44 cents for each $100 of qualified deposits.

ACQUISITIONS

The BHCA, the Federal Bank Merger Act and the Texas Banking Code regulate the acquisition of commercial banks. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or bank holding company. With respect to the Company’s subsidiary bank, the approval of the Texas Department of Banking is required for branching, purchasing the assets of other banks and for bank mergers. Prior Federal Reserve Board approval is also required under the BHCA for new activities and acquisitions of most nonbanking companies.

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

The Company presently has no branches located outside of Texas.

BROKER-DEALER ACTIVITIES

Texas State Bank’s subsidiary, TSB Securities, Inc. a broker-dealer registered with and licensed by the National Association of Securities Dealers, Inc. (“NASD”) and the Texas State Securities Board, is subject to reporting requirements and regulatory controls imposed by the NASD and the State Securities Board. TSB Securities, Inc., which provides full service broker-dealer services to customers, is registered as an introducing broker-dealer under the Securities Exchange Act of 1934 and does not hold any customer accounts.

INSURANCE ACTIVITIES

With the acquisition of Southeast Texas Bancshares, Inc., and its subsidiary, Community Bank & Trust in early 2004, the Company has entered the insurance agency business, primarily in the areas of East Texas previously served by Community Bank & Trust. Southeast Texas Insurance Services, L.P., which operates under the name of Community Insurance, sells general lines of insurance, and Port Arthur Abstract and Title Company and its wholly-owned subsidiary, Southeast Texas Title Company, offer title insurance agency services. Both of these subsidiaries hold insurance licenses issued by the Texas Department of Insurance and are subject to regulation by the Department of Insurance.

MORTGAGE BANKING ACTIVITIES

While Texas State Bank has traditionally offered loans secured by real estate as a part of its normal banking activities, in late 2004, Texas State Bank acquired Valley Mortgage Company, Inc., and thereby substantially expanded the mortgage banking capabilities of the Company. Valley Mortgage operates as a wholly-owned subsidiary of Texas State Bank, and offers mortgage banking products and services through offices located in McAllen, Brownsville, Corpus Christi, Del Rio, Harlingen, Laredo, San Antonio and Sugar Land.

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

PERSONNEL

The Company employed 1,997 full-time equivalent employees at December 31, 2004. Employees enjoy a variety of employee benefit programs, including an employee stock ownership plan with 401(k) provisions, medical, accident, group life and long-term disability plans, and paid vacations. The Company’s employees are not unionized, and management believes employee relations to be favorable.

ITEM 2. PROPERTIES

The executive offices of the Company, as well as the principal banking quarters of Texas State Bank, are housed in an eleven-story office building located in McAllen, Texas. This building, completed during 1998, also includes space for lease to third party tenants. The Company’s primary operating subsidiary, Texas State Bank, leases 19 of its branches from outside parties and owns the remainder of its banking locations. The Company’s other subsidiaries own five of their operating locations, lease three locations from the Company’s primary operating subsidiary and lease six locations from third parties. Management believes that it will be desirable in the future to consider the establishment of additional banking locations.

ITEM 3. LEGAL PROCEEDINGS

Effective as of December 23, 2004, Texas Regional Bancshares, Inc. and Texas State Bank entered into a Settlement Agreement and General Release with Ace American Insurance Company, Royal Indemnity Company, American Motorists Insurance Company, Jack H. Mayfield, Jr. (solely in his capacity as the Shareholder Representative for former shareholders of Riverway Holdings, Inc.) and General Electric Capital Corporation. Jack H. Mayfield, Jr., David L. Lane and Joseph E. Reid are former directors and shareholders of Riverway and are current directors of Texas Regional and Texas State Bank. Texas Regional Bancshares, Inc. and Texas State Bank were not required to bear any cost in connection with the settlement.

The Settlement Agreement settles claims made against the Company by General Electric Capital Corporation and the insurers arising out of a series of lease pool purchase and sale transactions that Riverway Bank engaged in with Commercial Money Center, Inc. and its affiliates, prior to the acquisition of Riverway Bank by the Company. Riverway Bank sold the lease pools to General Electric Capital Corporation in 2000, and CMC filed for bankruptcy in 2002. The Settlement Agreement resolves the pending claims among the Company, GECC, the insurers involved in the lease pool transactions, and each of their respective affiliates.

As provided in the agreement included in the proxy statement as sent to the Riverway shareholders at the time of the acquisition of Riverway by the Company, 100,000 shares (247,500 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a Holdback Escrow Agreement pending the outcome of certain contingencies, including the litigation that is the subject of the Settlement Agreement. Since their holdback shares would otherwise be at risk under the terms of the Holdback Escrow Agreement, that portion of the settlement consideration attributable to claims against the Company was borne by the former Riverway shareholder group and the Company was not required to make any payment in settlement of the claims. In addition, the Company was reimbursed for certain fees and expenses previously borne by the Company.

The Holdback Escrow Agreement was entered into between Texas Regional, Riverway Holdings, Inc., the Texas State Bank Trust Department and Jack H. Mayfield, Jr. as the Shareholder Representative for the former Riverway shareholders, at the time of the acquisition of Riverway by the Company in February 2002. The purpose of the Holdback Escrow Agreement was to protect the Company from certain defined claims, particularly those arising out of the sale of lease pools to CMC. As indicated above, 100,000 shares (247,500 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and were at the time of settlement held in escrow pursuant to the Holdback Escrow Agreement.

The other pending case involving the CMC lease pools is based upon allegations by California lessees that, among other things, CMC’s lease transactions were disguised security agreements and that CMC failed to comply with certain California licensing requirements. A demurrer dismissing the plaintiffs’ claims against the Company in this case has been granted by the trial court and is presently on appeal in the California Court of Appeal. The Company’s assessment of both the case and the plaintiffs’ appeal is that they are completely without merit.

As a result, the Company has elected to terminate the Holdback Escrow Agreement and release the shares currently held in escrow, in exchange for the commitment of the Riverway shareholders, acting through Mr. Mayfield as the Shareholder Representative, that they will bear the Company’s additional liability, if any, including attorneys’ fees and costs, related to the California case, up to a limit of the holdback shares and any proceeds realized from the sale of the holdback shares (less amounts paid in satisfaction of the litigation described above, and payment or reimbursement of fees, expenses and other costs).

The Company is also involved in routine litigation in the normal course of its business, which in the opinion of management, will not have a material adverse effect on the consolidated financial position, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since March 1994, the Corporation’s Class A Voting Common Stock has traded on The Nasdaq Stock Market® under the symbol TRBS. The following table shows (i) high and low prices of the Common Stock as provided to the Company by The Nasdaq Stock Market® for transactions occurring on The Nasdaq Stock Market® during the past two years, and (ii) the total number of shares involved in such transactions.  The information presented has been restated to retroactively give effect to the stock dividend and the stock split effected as a stock dividend declared and distributed since January 1, 2003.

			Cash
	Price Per Share		Dividends	Volume
Quarter Ended	High	Low	Declared	Traded
March 31, 2003	$23.09	$18.79	$0.0800	8,869,364
June 30, 2003	24.63	19.83	0.0800	9,814,804
September 30, 2003	23.97	20.57	0.0800	8,671,588
December 31, 2003	25.30	22.30	0.0800	8,863,172
March 31, 2004	28.53	24.15	0.0833	10,147,517
June 30, 2004	31.33	27.09	0.0833	10,673,926
September 30, 2004	31.45	28.07	0.1000	9,875,446
December 31, 2004	36.19	30.38	0.1000	7,939,189

On December 31, 2004, there were 1,010 holders of record of the Company’s Class A Common Stock.

During the two years ended December 31, 2004, an aggregate of 173,225 shares purchased by the Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) are included in the foregoing table.

The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors. There can be no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions. The Company’s principal source of the funds to pay dividends on the Common Stock is dividends from Texas State Bank. The payment of dividends by the Bank is subject to restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 2004, an aggregate of $54,883,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company and its subsidiaries for, and as of, each of the years in the five-year period ended December 31, 2004. This selected financial data has been derived from the consolidated financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

	At / For Years Ended December 31,
Selected Financial Data	2004	2003	2002	2001	2000
	(Amounts in Thousands, Except Per Share Data)
Income Statement Data
Interest Income	$272,057	$208,777	$201,705	$183,302	$181,537
Interest Expense	67,807	60,385	71,986	83,776	86,513
Net Interest Income	204,250	148,392	129,719	99,526	95,024
Provision for Loan Losses	20,583	13,155	12,331	8,667	8,927
Noninterest Income	73,735	50,255	40,003	29,213	21,574
Noninterest Expense	142,810	91,890	76,159	59,344	53,544
Income Before Income Tax Expense	114,592	93,602	81,232	60,728	54,127
Income Tax Expense	37,934	31,293	27,385	21,306	18,825
Net Income	$76,658	$62,309	$53,847	$39,422	$35,302
Adjusted Net Income (2)	$76,658	$62,309	$53,847	$41,621	$37,501
Per Common Share Data
Basic Net Income Per Share (1)	$1.60	$1.41	$1.25	$0.99	$0.89
Diluted Net Income Per Share (1)	1.59	1.40	1.24	0.98	0.88
Adjusted Basic Net Income Per Share(1)(2)	1.60	1.41	1.25	1.04	0.94
Adjusted Diluted Net Income Per Share(1)(2)	1.59	1.40	1.24	1.03	0.94
Book Value at End of Period (1)	11.99	9.54	8.64	6.60	5.72
Cash Dividends Declared (1)	0.367	0.320	0.271	0.242	0.215
Dividend Payout Ratio	23.56%	22.79%	21.95%	24.61%	24.19%
Weighted Average Shares Outstanding (1)
Basic	48,043	44,058	42,919	39,939	39,720
Diluted	48,355	44,548	43,323	40,227	39,962
Shares Outstanding at End of Period (1)	49,553	44,206	43,703	40,182	39,821
Balance Sheet Data
Total Assets	$5,839,347	$4,217,936	$3,835,187	$2,590,812	$2,426,097
Loans Held for Investment	3,750,519	2,519,694	2,267,530	1,710,001	1,587,827
Securities	1,530,713	1,386,224	1,196,079	655,635	621,945
Interest-Earning Assets	5,311,001	3,930,751	3,534,497	2,366,227	2,216,877
Deposits	4,760,840	3,516,435	3,132,191	2,235,877	2,109,748
Shareholders’ Equity	594,058	421,731	377,455	265,259	227,704
Average Balance Sheet Data
Total Assets	$5,293,597	$4,044,918	$3,414,940	$2,489,149	$2,257,193
Loans Held for Investment	3,304,499	2,374,353	2,094,256	1,627,901	1,482,628
Securities	1,490,140	1,297,218	1,003,137	636,257	560,116
Interest-Earning Assets	4,823,209	3,738,789	3,146,052	2,281,508	2,052,573
Deposits	4,415,777	3,364,405	2,850,216	2,166,106	1,999,028
Shareholders’ Equity	538,202	404,254	335,551	250,231	202,498
Performance Ratios
Return on Average Assets	1.45%	1.54%	1.58%	1.58%	1.56%
Return on Average Equity	14.24	15.41	16.05	15.75	17.43
Net Interest Margin(3)	4.31	4.05	4.19	4.44	4.71
Efficiency Ratio	51.37	46.26	44.87	46.10	45.92
Asset Quality Ratios
Nonperforming Assets to Loans Held for Investment and Repossessed Assets	0.72%	0.82%	1.12%	1.27%	1.08%
Net Loan Charge-Offs to Average Loans Held for Investment	0.47	0.43	0.48	0.43	0.42
Allowance for Loan Losses to Loans Held For Investment	1.20	1.24	1.24	1.23	1.23
Allowance for Loan Losses to Nonperforming Loans	227.97	308.58	189.97	149.99	155.90

	At / For Years Ended December 31,
Selected Financial Data (Continued)	2004	2003	2002	2001	2000

Capital Ratios
Total Risk-Based Capital Ratio	11.91%	13.94%	13.77%	13.54%	12.35%
Tier 1 Risk-Based Capital Ratio	10.84	12.88	12.67	12.39	11.20
Leverage Capital Ratio	8.32	9.26	8.89	9.05	8.14
Equity to Assets Ratio	10.17	10.00	9.84	10.24	9.39

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competitive pressure in the banking industry; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

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

ACQUISITIONS DURING THE LAST FIVE YEARS

On October 1, 1999, the Company completed the acquisition of Harlingen Bancshares, Inc. and its subsidiary, Harlingen National Bank. The acquisition included its main office and two banking locations in Harlingen, Cameron County, Texas; one banking location in La Feria, Cameron County, Texas; one banking location in Palm Valley, Cameron County, Texas; and one banking location in Mercedes, Hidalgo County, Texas. The shareholders of Harlingen Bancshares, Inc. received aggregate consideration of $34.0 million, including $1.0 million deposited into escrow pending the outcome of certain contingencies. Simultaneously, the shareholders of Harlingen Bancshares, Inc. or their affiliates purchased certain assets of Harlingen Bancshares, Inc. for book value totaling $2.4 million. The Company also agreed to pay $1.0 million over a term of ten years in consideration of a covenant not to compete from certain principals of Harlingen Bancshares, Inc. Harlingen National Bank had assets of approximately $204.2 million, loans of $110.7 million, deposits of $183.6 million and equity of $19.9 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements from the date of acquisition, October 1, 1999.

On February 22, 2002, the Company completed the acquisition of Riverway Holdings, Inc. and its subsidiary, Riverway Bank located in Houston, Harris County, Texas. The shareholders of Riverway Holdings, Inc. (“Riverway”) received 1,176,226 shares of Texas Regional common stock in exchange for their shares of Riverway common stock. In addition, 100,000 shares (247,500 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement. During fourth quarter 2004, the Company terminated the holdback escrow agreement and released the shares in escrow after certain contingencies were resolved. Riverway had total assets of approximately $681.1 million, loans held for investment of $347.0 million, deposits of $504.6 million and equity of $30.4 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition, February 22, 2002. Riverway Bank merged with and into the Bank.

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

On March 12, 2004, the Company completed the acquisition of Southeast Texas Bancshares, Inc. and its subsidiaries, Community Bank and Trust, SSB, Port Arthur Abstract and Title Company, Southeast Texas Title Company and Southeast Texas Insurance Services, L. P., which operates under the name of Community Insurance. Community Bank and Trust, SSB operated through 29 banking locations in a seven county area. The shareholders of Southeast Texas Bancshares, Inc. received $113,197,000 in cash and 3,073,043 shares of newly issued Texas Regional common stock in exchange for all of the outstanding shares of Southeast Texas Bancshares, Inc. (“Southeast Texas”). Southeast Texas had total assets of approximately $1.1 billion, loans held for investment of $687.9 million, deposits of $967.0 million and equity of $106.9 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements from the date of acquisition, March 12, 2004. Community Bank and Trust, SSB merged with and into the Bank.

On November 23, 2004, the Company completed the acquisition of Valley Mortgage Company, Inc. (“Valley Mortgage”). Valley Mortgage is a privately held mortgage banking firm headquartered in McAllen, Texas with additional offices in Brownsville, Corpus Christi, Del Rio, Harlingen, Laredo, San Antonio and Sugar Land. The shareholders of Valley Mortgage received $4,593,000 in cash and 294,129 shares of newly issued Texas Regional common stock in exchange for all of the outstanding shares of Valley Mortgage. Valley Mortgage had total assets of $10.5 million and shareholders’ equity of $6.1 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements from the date of acquisition, November 23, 2004. Valley Mortgage is now a wholly-owned subsidiary of the Bank.

RECENT DEVELOPMENTS

On January 14, 2005, the Company completed the acquisition through merger of Mercantile Bank & Trust, FSB (“Mercantile”). Mercantile was a privately held Federal savings bank headquartered in Dallas, Texas, with two additional banking locations in the Dallas metropolitan area. The shareholders of Mercantile received $35,640,000 in cash in exchange for all the outstanding shares of Mercantile. The transaction was accounted for under the purchase method of accounting. Mercantile had total assets of $213.8 million, loans of $118.1 million, deposits of $197.5 million and shareholders’ equity of $14.7 million. Mercantile was merged with and into the Bank.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses. The Company considers its Allowance for Loan Losses and related provision for loan losses policy as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of probable loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of probable losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses which is netted against loans held for investment on the consolidated balance sheets. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See “Allowance for Loan Losses - Critical Accounting Policy” and “Provision for Loan Losses – Critical Accounting Policy” contained herein and “Allowance for Loan Losses” included in Note 1 of the Notes to Consolidated Financial Statements for further information regarding the Company’s provision and allowance for loan losses policy.

Mortgage Servicing Rights. The Company also considers the accounting estimates used in evaluating the carrying value of the mortgage servicing rights to be critical. The Company evaluates the carrying value of the mortgage servicing rights for impairment based upon the fair value of those rights. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates, terms and type (fixed or adjustable). Fair value of mortgage servicing rights is determined by discounting the present value of the estimated future net servicing revenues using a discount rate commensurate with the risks involved based on management’s best estimate of remaining loan lives. This method of valuation incorporates assumptions that market participants would use in their estimate of future servicing income and expense, including assumptions about prepayments, defaults and interest rates. At December 31, 2004, the fair value was based on the present value of future cash flows using prepayment speeds ranging from 85% to 400% of standard Public Securities Association prepayment speeds, discount rates ranging from 8% to 20% and weighted average lives ranging from 2 to 10 years.

OVERVIEW

Texas Regional is the only publicly-held bank holding company headquartered in the Rio Grande Valley. Its principal subsidiary, Texas State Bank, offers its customers an array of financial products, while retaining the local appeal and level of service of a community bank. The Company provides full-service banking and personal trust services to individuals, businesses and municipalities in our market areas. These services include commercial and consumer loans, checking, savings and time deposit accounts and trust services. With the 2004 acquisitions of Southeast Texas and Valley Mortgage, the Company now offers title insurance agency services, general insurance services and mortgage banking. Management believes that the Company is well positioned in its primary market area due to its responsive customer service, the strong community involvement of management and employees, and the vitality of the economy in its market area. The Company’s strategy is to provide a business culture in which individual customers and small and medium sized businesses are accorded the highest priority in all aspects of the Company’s operations. As of December 31, 2004, the Company had total assets of $5,839,347,000, loans held for investment of $3,750,519,000, deposits of $4,760,840,000 and shareholders’ equity of $594,058,000.

The Company’s primary goal is to broaden its customer base, primarily through expanding its network of full-service banking offices while increasing net income per share. The Company currently operates in sixty-seven banking locations. Thirty banking locations are in the Rio Grande Valley. In addition, the Company has one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugar Land, two banking locations in Houston and thirty-one banking locations in the East Texas area. In recent years, the Company has grown significantly through a combination of internal growth and acquisitions. Texas State Bank currently holds approximately 28 percent of the market share in the Rio Grande Valley area. The Company’s most significant acquisitions included the 1996 acquisition of First State Bank & Trust Co. in Mission, Texas, and the Border Bank in Hidalgo, Texas, which increased assets by $554,240,000, the 2002 acquisition of Riverway Holdings, Inc. in Houston, Texas, which increased assets by $694,418,000 and the 2004 acquisition of Southeast Texas Bancshares, Inc. which increased assets by $1,215,955,000. With the acquisition of Riverway Holdings, Inc. in 2002, the Company made its first acquisition outside of the Rio Grande Valley and has continued to expand outside its primary market area.  As a result of a series of acquisitions, the Company’s full-service banking offices have increased from 26 branches at the end of 1999 to 67 at the end of 2004.

The Company’s profitability is dependent on managing interest rate spreads, operating expenses and credit risk. Net interest income is the largest component of revenue for the Company. The Company manages interest rate risks through the funds management policy of the Company by offering deposit and/or loan structures that tend to counter the natural rate risk profile of the Company. The Company addresses loan and deposit pricing, the asset and liability mix and interest rate sensitivity on a periodic basis. With interest rates increasing in 2004 and the Company managing its interest rate spread, the net interest margin increased from 4.05% in 2003 to 4.31% in 2004. The Company evaluates its management of operating expenses through the efficiency ratio, which has ranged from 44.87% to 51.37% during the past five years. The Company manages its credit risk by establishing underwriting guidelines, which address the characteristics of borrowers, industries, geographic locations and risk products. The credit process is controlled by continuous review and credit analysis.

EARNINGS SUMMARY

Net income was $76,658,000, $62,309,000 and $53,847,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and diluted net income per share was $1.59, $1.40 and $1.24 for these same periods. The growth in net income from 2003 to 2004 was primarily generated from loan growth and increased service charge income, as well as increased income generated as a result of the Southeast Texas acquisition. The increase was partially offset by a $26,670,000 increase in salaries and employee benefits resulting from higher staff levels, including staff obtained from the Southeast Texas and Valley Mortgage acquisitions, and increases in base salaries, other compensation, and medical insurance premiums. The Company posted returns on average assets of 1.45%, 1.54% and 1.58% and returns on average equity of 14.24%, 15.41% and 16.05% for the years ended 2004, 2003 and 2002, respectively. The Company’s efficiency ratio was 51.37% in 2004, 46.26% in 2003 and 44.87% in 2002. The efficiency ratio is defined as Noninterest Expense divided by the total of Net Interest Income and Noninterest Income.

ANALYSIS OF FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $146,307,000 at December 31, 2004. By comparison, the Company had $100,723,000 in cash and cash equivalents at December 31, 2003, an increase of $45,584,000 or 45.3%. The increase is primarily attributable to the addition of 33 banking locations in 2004, including 29 acquired in the merger with Southeast Texas.

SECURITIES

Securities consist of U.S. Treasury, U.S. Government Agency, mortgage-backed and state, county and municipal securities. The Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as held to maturity and measured at amortized cost in the consolidated balance sheets only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the consolidated balance sheets with unrealized holding gains and losses included in net income. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the consolidated balance sheets with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), net of applicable income taxes, until realized.

At December 31, 2004 and December 31, 2003, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table displays the carrying amount (fair value) of securities available for sale:

	December 31,
Securities Available for Sale	2004	2003	2002
	(Dollars in Thousands)
U.S. Treasury	$6,045	$6,220	$727
U.S. Government Agency	785,843	892,505	808,925
Mortgage-Backed	545,310	345,876	283,236
States and Political Subdivisions	151,457	110,089	80,936
Other	41,848	31,124	21,841
Total	$1,530,503	$1,385,814	$1,195,665

The following table presents the maturities, amortized cost, estimated fair value and weighted average yields of securities available for sale at December 31, 2004. Mortgage-backed securities were allocated based on weighted average life:

	Amortized Cost Maturing
		After One	After Five			Estimated
	One Year	Through	Through	After	Amortized	Fair
Securities Available for Sale	or Less	Five Years	Ten Years	Ten Years	Cost	Value
	(Dollars in Thousands)
U.S. Treasury	$700	$5,410	$—	$—	$6,110	$6,045
U.S. Government Agency	14,949	774,565	—	—	789,514	785,843
Mortgage-Backed	18,383	498,821	30,301	—	547,505	545,310
States and Political Subdivisions	9,783	77,482	55,358	6,450	149,073	151,457
Other	300	1,890	5,045	34,545	41,780	41,848
Total	$44,115	$1,358,168	$90,704	$40,995	$1,533,982	$1,530,503
Weighted Average Yields
(Tax-Equivalent Basis)
U.S. Treasury	2.00%	2.52%	—%	—%	2.47%
U.S. Government Agency	1.81	3.31	—	—	3.28
Mortgage-Backed	3.58	3.93	4.70	—	3.96
States and Political Subdivisions	2.77	3.00	3.92	4.70	3.41
Other	7.16	5.48	7.37	2.59	3.33
Total	2.80%	3.52%	4.37%	2.92%	3.53%

Net unrealized holding gains (losses) on securities available for sale, net of related tax effect, was a $2,212,000 net unrealized loss at December 31, 2004 and a $10,356,000 net unrealized gain at December 31, 2003, and was reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss), net of tax.

The following table displays the carrying amount (amortized cost) of securities held to maturity:

	December 31,
Securities Held to Maturity	2004	2003	2002
	(Dollars in Thousands)
States and Political Subdivisions	$210	$410	$414
Total	$210	$410	$414

The following table presents the maturities, amortized cost, estimated fair value and weighted average yields of securities held to maturity at December 31, 2004:

	Amortized Cost Maturing
		After One	After Five			Estimated
	One Year	Through	Through	After	Amortized	Fair
Securities Held to Maturity	or Less	Five Years	Ten Years	Ten Years	Cost	Value
	(Dollars in Thousands)
States and Political Subdivisions	$210	$—	$—	$—	$210	$215
Total	$210	$—	$—	$—	$210	$215
Weighted Average Yields
(Tax-Equivalent Basis)
States and Political Subdivisions	9.40%	—%	—%	—%	9.40%
Total	9.40%	—%	—%	—%	9.40%

All investments in states and political subdivisions are investments in entities within the State of Texas. No single issuer accounted for as much as 10.0% of total shareholders’ equity at December 31, 2004. Of the obligations of states and political subdivisions held by the Company at December 31, 2004, 76.6% were rated A or better by Moody’s Investor Services, Inc. and 44.1% of the non-rated issues or $14,880,000 are local issues purchased in private placement transactions.

LOANS HELD FOR SALE

Loans held for sale of $28,982,000 at December 31, 2004 increased $4,904,000 or 20.4% compared to the December 31, 2003 balance of $24,078,000. The increase resulted primarily from $2,691,000 of loans held for sale added with the Southeast Texas acquisition and $3,246,000 of loans held for sale added with the Valley Mortgage acquisition.

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

The Company has collateral management policies in place so that collateral lending of all types is approached on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes deeds of trust, accounts receivable and inventory, marketable securities, equipment, agricultural products and real estate. Autos, deeds of trust, life insurance and marketable securities are accepted as collateral for the consumer loan portfolio.

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

The majority of the Company’s loans are loans held for investment except for certain mortgage loans originated and intended for sale in the secondary market. Loans held for sale represent 0.77% of total loans at December 31, 2004.

International loans are loans to borrowers that are domiciled in a country other than the United States of America. The Company’s total international loans at December 31, 2004 of $50,871,000 represented 1.4% of total loans held for investment.

Total loans held for investment of $3,750,519,000 at December 31, 2004 increased $1,230,825,000 or 48.8% compared to December 31, 2003 levels of $2,519,694,000. Loans held for investment increased $252,164,000 or 11.1% during 2003 compared to levels of $2,267,530,000 at December 31, 2002. The Southeast Texas acquisition accounted for $687,884,000 of the increase during 2004. Internal loan growth during 2004 amounted to $545,824,000, an increase of 21.7% since December 31, 2003. The increase in total loans held for investment during 2004 reflects growth in all loan categories except Commercial Tax-Exempt and represents in part the vitality of the Rio Grande Valley economy and increased activity through the Company’s Houston area branches. The following table presents the composition of the loans held for investment portfolio at the end of each of the last five years:

Loans Held for Investment Portfolio	December 31,
Composition	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Commercial	$1,098,028	$750,687	$667,470	$539,988	$481,037
Commercial Tax-Exempt	49,622	56,717	29,474	13,832	13,213
Total Commercial	1,147,650	807,404	696,944	553,820	494,250
Agricultural	78,761	62,319	63,522	57,995	71,482
Real Estate
Construction	768,497	309,994	238,763	151,911	143,084
Commercial Mortgage	1,199,600	993,662	848,993	621,701	536,787
Agricultural Mortgage	100,628	54,591	57,985	49,883	43,712
1-4 Family Mortgage	286,809	177,606	221,090	162,341	173,738
Total Real Estate	2,355,534	1,535,853	1,366,831	985,836	897,321
Consumer	172,571	116,598	139,432	112,763	126,682
Total Principal Amount of Loans Held for Investment	3,754,516	2,522,174	2,266,729	1,710,414	1,589,735
Less: Unearned Income and Net Unamortized Fees and Costs	(3,997)	(2,480)	801	(413)	(1,908)
Total Loans Held for Investment	$3,750,519	$2,519,694	$2,267,530	$1,710,001	$1,587,827

The contractual maturity schedule of the principal amount of loans held for investment portfolio at December 31, 2004 follows:

Loans Held for Investment Maturity Schedule	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in Thousands)
Commercial	$579,512	$400,173	$118,343	$1,098,028
Commercial Tax-Exempt	40,783	3,221	5,618	49,622
Total Commercial	620,295	403,394	123,961	1,147,650
Agricultural	67,233	9,611	1,917	78,761
Real Estate
Construction	454,012	287,566	26,919	768,497
Commercial Mortgage	204,267	764,639	230,694	1,199,600
Agricultural Mortgage	15,022	76,285	9,321	100,628
1-4 Family Mortgage	39,882	133,320	113,607	286,809
Total Real Estate	713,183	1,261,810	380,541	2,355,534
Consumer	63,720	97,312	11,539	172,571
Total Principal Amount of Loans Held for Investment	$1,464,431	$1,772,127	$517,958	$3,754,516
Variable-Rate Loans	$907,552	$1,088,976	$386,231	$2,382,759
Fixed-Rate Loans	556,879	683,151	131,727	1,371,757
Total Principal Amount of Loans Held for Investment	$1,464,431	$1,772,127	$517,958	$3,754,516

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

Nonperforming assets consist of nonperforming (impaired) loans and other assets, primarily real estate, acquired in partial or full satisfaction of loan obligations. Nonperforming loans include loans that are on nonaccrual status or that have been restructured. The Company’s policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income unless the collateral provides more than adequate margin to ensure collection of that interest. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower’s financial condition. The Company’s classification of nonperforming loans includes those loans for which management believes collection is doubtful. Management is not aware of any specific borrower relationships that are not reported as nonperforming where management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

Nonperforming assets of $27,148,000 at December 31, 2004 increased $6,479,000 or 31.3% compared to December 31, 2003 levels of $20,669,000. Nonperforming assets decreased as a percentage of total assets from 0.49% at December 31, 2003 to 0.46% at December 31, 2004. During 2003, nonperforming assets decreased $4,741,000 or 18.7% compared with December 31, 2002 levels of $25,410,000.

Nonaccrual loans of $19,750,000 at December 31, 2004 increased $9,628,000 or 95.1% compared to December 31, 2003 levels of $10,122,000. The increase was primarily the result of the addition of twelve loan relationships totaling $12,340,000. The increase was partially offset by a total of $2,730,000 paid off from one loan relationship as of December 31, 2004. Nonaccrual loans of $10,122,000 at December 31, 2003 decreased $4,678,000 or 31.6% compared to December 31, 2002 levels of $14,800,000. The decrease resulted primarily from one loan relationship in which $4,079,000 was either charged off or transferred to foreclosed and other assets.

Foreclosed and other assets of $7,398,000 at December 31, 2004 decreased $3,149,000 or 29.9% compared to December 31, 2003 levels of $10,547,000. The decrease in foreclosed and other assets during 2004 was primarily attributable to the sale of two large properties totaling $2,828,000. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at December 31, 2004, 2003 and 2002 that are not classified as nonaccrual totaled $19,684,000, $8,886,000 and $4,411,000, respectively. The increase in accruing loans past due 90 days or more at December 31, 2004 compared to December 31, 2003 was primarily a result of the addition of four loan relationships totaling $13,304,000. The increase was partially offset by one loan relationship totaling $2,280,000 that was either current or paid off as of December 31, 2004. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of loans held for investment and foreclosed and other assets at December 31, 2004 increased to 1.25% from 1.17% at December 31, 2003.

An analysis of the components of nonperforming assets for each of the last five years follows:

	December 31,
Nonperforming Assets	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Nonaccrual Loans	$19,750	$10,122	$14,800	$14,034	$8,999
Restructured Loans	—	—	—	—	3,482
Nonperforming Loans	19,750	10,122	14,800	14,034	12,481
Foreclosed and Other Assets	7,398	10,547	10,610	7,796	4,733
Total Nonperforming Assets	27,148	20,669	25,410	21,830	17,214
Accruing Loans 90 Days or More Past Due	19,684	8,886	4,411	12,164	4,022
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$46,832	$29,555	$29,821	$33,994	$21,236
Nonperforming Loans as a Percentage of Loans Held for Investment	0.53%	0.40%	0.65%	0.82%	0.79%
Nonperforming Assets as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	0.72	0.82	1.12	1.27	1.08
Nonperforming Assets as a Percentage of Total Assets	0.46	0.49	0.66	0.84	0.71
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	1.25	1.17	1.31	1.98	1.33

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 2004, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES - CRITICAL ACCOUNTING POLICY

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. The Company’s allowance for loan losses represents estimations based on guidance provided by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15”, as amended by Statement No. 118, “Accounting by Creditors for Impairment of a Loan–Income Recognition and Disclosures-an amendment of FASB Statement No. 114” or Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

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

The allowance for loan losses at December 31, 2004 totaled $45,024,000, representing a net increase of $13,790,000 or 44.2% compared to $31,234,000 at December 31, 2003. The acquisition of Southeast Texas during first quarter 2004 attributed to $8,795,000 of the increase. The remaining increase of 16.0% is primarily attributable to internal loan growth of 21.7% since December 31, 2003.  Management believes that the allowance for loan losses at December 31, 2004 adequately reflects the probable losses in the loan portfolio. State and federal bank regulatory authorities, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for each of the last five years:

	Years Ended December 31,
Allowance for Loan Loss Activity	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balance at Beginning of Period	$31,234	$28,116	$21,050	$19,458	$16,711
Balance from Acquisitions	8,795	228	4,732	—	—
Provision for Loan Losses	20,583	13,155	12,331	8,667	8,927
Charge-Offs
Commercial	14,534	6,413	6,989	5,105	4,722
Agricultural	190	1,773	60	341	48
Real Estate	332	866	1,897	122	247
Consumer	2,949	2,358	1,970	1,979	1,992
Total Charge-Offs	18,005	11,410	10,916	7,547	7,009
Recoveries
Commercial	1,239	384	226	112	84
Agricultural	36	57	39	4	441
Real Estate	245	65	106	4	10
Consumer	897	639	548	352	294
Total Recoveries	2,417	1,145	919	472	829
Net Charge-Offs	15,588	10,265	9,997	7,075	6,180
Balance at End of Period	$45,024	$31,234	$28,116	$21,050	$19,458
Allowance for Loan Losses as a Percentage of Loans Held for Investment, Net of Unearned Discount	1.20%	1.24%	1.24%	1.23%	1.23%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	227.97	308.58	189.97	149.99	155.90
Net Charge-Offs as a Percentage of Average Loans Held for Investment, Net of Unearned Discount	0.47	0.43	0.48	0.43	0.42

The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans in the loans held for investment portfolio at the end of each of the last five years follows:

	Years Ended December 31,
	2004		2003		2002		2001		2000
Allocation of the Allowance for Loan Losses	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans	Amount	Loans as Percent of Total Loans
	(Dollars in Thousands)
Commercial	$24,049	30.6%	$13,706	32.1%	$9,053	30.8%	$8,797	32.4%	$6,377	31.1%
Agricultural	1,215	2.1	876	2.5	2,602	2.8	462	3.4	1,036	4.5
Real Estate	15,676	62.7	13,213	60.8	13,552	60.3	9,851	57.7	8,444	56.5
Consumer	1,729	4.6	1,338	4.6	1,290	6.1	617	6.5	730	7.9
Environmental	2,355	—	2,101	—	1,619	—	1,323	—	2,871	—
Total	$45,024	100.0%	$31,234	100.0%	$28,116	100.0%	$21,050	100.0%	$19,458	100.0%

PREMISES AND EQUIPMENT, NET

Premises and equipment, net of $134,239,000 at December 31, 2004 increased $26,364,000 or 24.4% compared to $107,875,000 at December 31, 2003. The increase resulted primarily from $18,575,000 and $1,219,000 of premises and equipment acquired with the Southeast Texas and Valley Mortgage acquisitions, respectively, during 2004, as well as $1,396,000 in real estate purchased during second quarter 2004 in The Woodlands, Texas for a future banking location. Premises and equipment, net of $107,875,000 at December 31, 2003 increased $18,375,000 or 20.5% compared to $89,500,000 at December 31, 2002. The increase resulted primarily from $4,204,000 of real estate purchased in Sugar Land, Weslaco and Eagle Pass,

Texas for future banking locations, as well as $2,805,000 in real estate purchased for the development of an operations center and branch facility in McAllen. In addition, there was an $8,628,000 increase in premises and equipment, net relating to the new Sugar Land and Edinburg banking locations.

GOODWILL, NET

Goodwill, net of $174,503,000 at December 31, 2004 increased $144,647,000 compared to $29,856,000 at December 31, 2003. The increase is primarily attributable to $134,233,000 and $6,928,000 in goodwill added with the Southeast Texas and Valley Mortgage acquisitions, respectively. Goodwill, net of $29,856,000 at December 31, 2003 increased $1,355,000 or 4.8% compared to $28,501,000 at December 31, 2002. The increase is attributable to $1,355,000 in goodwill added with the Corpus Christi acquisition.

IDENTIFIABLE INTANGIBLES, NET

Identifiable intangibles, net of $29,607,000 at December 31, 2004 increased $14,344,000 or 94.0% compared to $15,263,000 at December 31, 2003. Identifiable intangibles, net increased primarily as a result of $19,890,000 in identifiable intangibles, primarily core deposit intangibles, added with the Southeast Texas acquisition. The increase was offset by net amortization of $5,586,000 for the year ended December 31, 2004, including amortization of $573,000 on the unfavorable lease commitment obtained with the Southeast Texas acquisition included as a reduction of net occupancy expense. Identifiable intangibles of $15,263,000 at December 31, 2003 decreased $3,191,000 or 17.3% compared to $18,454,000 at December 31, 2002. The decrease in 2003 resulted primarily from amortization of $3,370,000 for the year ended December 31, 2003, as well as a $395,000 downward adjustment relating to the San Juan core deposit intangible. The decrease was partially offset by the addition of a $551,000 core deposit intangible relating to the Corpus Christi acquisition.

DEPOSITS

Total deposits of $4,760,840,000 at December 31, 2004 increased $1,244,405,000 or 35.4% compared to December 31, 2003 levels of $3,516,435,000, which increased $384,244,000 or 12.3% compared to December 31, 2002 levels of $3,132,191,000. The increase in total deposits for the year ended December 31, 2004 is primarily attributable to $966,953,000 in deposits obtained with the Southeast Texas acquisition, with the remainder attributable to growth in the volume of business conducted by the Company. Total non-interest bearing deposits of $866,773,000 at December 31, 2004 represented an increase of $330,562,000 or 61.6% compared to December 31, 2003 which increased $90,233,000 or 20.2% compared to December 31, 2002. Total public funds deposits (consisting of Public Funds Demand Deposits, Savings, Money Market Checking and Savings and Time Deposits) of $1,064,535,000 at December 31, 2004 increased $81,968,000 or 8.3% compared to $982,567,000 at December 31, 2003. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public funds deposits.

The following table presents the composition of total deposits at the end of the last three years:

	December 31,
Deposit Composition	2004	2003	2002
	(Dollars in Thousands)
Demand Deposits
Commercial and Individual	$849,865	$530,754	$441,775
Public Funds	16,908	5,457	4,203
Total Demand Deposits	866,773	536,211	445,978
Interest-Bearing Deposits
Savings
Commercial and Individual	211,393	146,836	139,157
Public Funds	432	400	374
Money Market Checking and Savings
Commercial and Individual	980,005	575,689	514,907
Public Funds	460,202	388,747	323,735
Time Deposits
Commercial and Individual	1,655,042	1,280,589	1,217,787
Public Funds	586,993	587,963	490,253
Total Interest-Bearing Deposits	3,894,067	2,980,224	2,686,213
Total Deposits	$4,760,840	$3,516,435	$3,132,191
Weighted Average Rate on Interest-Bearing Deposits	1.88%	1.63%	2.23%

Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2004:

Maturities of Time Deposits of $100,000 or More
(Dollars in Thousands)
Three Months or Less	$549,800
After Three through Six Months	364,040
After Six through Twelve Months	329,999
After Twelve Months	227,046
Total	$1,470,885
Weighted Average Rate on Time Deposits of $100,000 or More	2.51%

Mexico is a part of the trade territory of the Company’s branches in the Rio Grande Valley, and foreign deposits from Mexican sources have traditionally been a source of funding. Foreign deposits decreased by 2.4% as compared to 7.9% internal growth in total deposits. These deposits are received and paid in U.S. dollars.

The following table presents foreign deposits, primarily from Mexican sources:

	December 31,
Foreign Deposits	2004	2003
	(Dollars in Thousands)
Demand Deposits	$25,989	$21,641
Interest-Bearing Deposits
Savings	19,019	18,675
Money Market Checking and Savings	41,984	42,302
Time Deposits Under $100,000	77,754	78,759
Time Deposits of $100,000 or More	232,961	226,997
Total Interest-Bearing Deposits	371,718	366,733
Total Foreign Deposits	$397,707	$388,374
Percent of Total Deposits	8.35%	11.04%
Weighted Average Rate on Foreign Deposits	1.99%	1.52%

The decrease in foreign deposits as a percent of total deposits reflects the continuing diversification of the Company’s business as the Company has made acquisitions outside of the Rio Grande Valley, including particularly the Southeast Texas merger in March 2004, as well as continued growth experienced in the Houston market area.

SHAREHOLDERS’ EQUITY AND CAPITAL RESOURCES

Shareholders’ equity increased by $172,327,000 or 40.9% during the year ended December 31, 2004 primarily due to $110,074,000 and $7,988,000 added with the Southeast Texas and Valley Mortgage acquisitions, respectively, as well as comprehensive income of $64,090,000 less cash dividends of $18,063,000. Comprehensive income for the period included net income of $76,658,000 and net change in unrealized gains and losses on securities available for sale, net of tax, of $(12,568,000).

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. The table below reflects various measures of regulatory capital:

Regulatory Capital Ratios	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$501,326	11.91%	$336,800	8.00%	$421,001	10.00%
Tier I Capital (to Risk-Weighted Assets)	456,302	10.84	168,400	4.00	252,600	6.00
Tier I Capital (to Average Assets)	456,302	8.32	219,331	4.00	274,163	5.00

As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$411,360	13.94%	$236,074	8.00%	$295,092	10.00%
Tier I Capital (to Risk-Weighted Assets)	380,126	12.88	118,037	4.00	177,055	6.00
Tier I Capital (to Average Assets)	380,126	9.26	164,120	4.00	205,149	5.00

Texas State Bank
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$475,282	11.31%	$336,320	8.00%	$420,399	10.00%
Tier I Capital (to Risk-Weighted Assets)	430,258	10.23	168,160	4.00	252,240	6.00
Tier I Capital (to Average Assets)	430,258	7.86	218,899	4.00	273,624	5.00

As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$387,344	13.14%	$235,890	8.00%	$294,863	10.00%
Tier I Capital (to Risk-Weighted Assets)	356,110	12.08	117,945	4.00	176,918	6.00
Tier I Capital (to Average Assets)	356,110	8.68	164,021	4.00	205,026	5.00

At December 31, 2004, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

ANALYSIS OF RESULTS OF OPERATIONS

NET INCOME

Net income was $76,658,000 in 2004, compared to $62,309,000 in 2003 and $53,847,000 in 2002. The increase in net income in 2004 from 2003 by $14,349,000 or 23.0% was primarily due to an increase in interest-earning assets and service charge income. The increase was partially offset by an increase in salaries and employee benefits by $26,670,000 or 56.1% resulting from higher staff levels, as well as increases in base salaries, other compensation, and medical insurance premiums. Net income per diluted common share was $1.59, $1.40 and $1.24 for the years ended December 31, 2004, 2003 and 2002, respectively. Return on assets averaged 1.45%, 1.54% and 1.58%, while return on shareholders’ equity averaged 14.24%, 15.41% and 16.05% for the years ended December 31, 2004, 2003 and 2002, respectively.

NET INTEREST INCOME

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Comparing net interest income on a tax-equivalent basis is standard practice in the financial services industry. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. The net interest margin represents the ratio of tax-equivalent net interest income to average interest-earning assets.

Income and yield on interest-earning assets include amounts to convert tax-exempt income to a tax-equivalent basis, assuming a 35% effective tax rate for 2004, 2003 and 2002:

	Years Ended December 31,
	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
Tax-Equivalent Basis (1)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Assets
Interest-Earning Assets
Loans Held for Sale (2)	$20,026	$1,361	6.80%	$38,851	$2,407	6.20%	$36,789	$2,203	5.99%
Loans Held for Investment (2)
Commercial	1,118,283	66,457	5.94	801,638	49,122	6.13	674,185	43,991	6.53
Real Estate	2,020,187	140,750	6.97	1,443,196	102,903	7.13	1,278,651	97,660	7.64
Consumer	166,029	13,493	8.13	129,519	11,143	8.60	141,420	13,253	9.37
Total Loans Held for Investment	3,304,499	220,700	6.68	2,374,353	163,168	6.87	2,094,256	154,904	7.40
Securities
Taxable	1,361,095	46,965	3.45	1,207,813	40,619	3.36	934,907	42,008	4.49
Tax-Exempt	129,045	6,799	5.27	89,405	5,271	5.90	68,230	4,463	6.54
Total Securities	1,490,140	53,764	3.61	1,297,218	45,890	3.54	1,003,137	46,471	4.63
Interest-Bearing and Time Deposits	4,911	51	1.04	13,098	177	1.35	974	49	5.03
Federal Funds Sold	3,633	45	1.24	15,269	170	1.11	10,896	174	1.60
Total Interest-Earning Assets	4,823,209	$275,921	5.72%	3,738,789	$211,812	5.67%	3,146,052	$203,801	6.48%
Cash and Due from Banks	127,263			119,668			102,207
Premises and Equipment, Net	125,064			100,183			85,336
Other Assets, Net	259,778			116,861			107,935
Allowance for Loan Losses	(41,717)			(30,583)			(26,590)
Total Assets	$5,293,597			$4,044,918			$3,414,940
Liabilities
Interest-Bearing Liabilities
Savings	$200,141	$822	0.41%	$146,985	$673	0.46%	$130,281	$1,547	1.19%
Money Market Checking and Savings	1,279,630	11,208	0.88	895,764	8,532	0.95	747,591	11,140	1.49
Time Deposits	2,142,885	47,769	2.23	1,813,085	44,328	2.44	1,575,186	51,986	3.30
Total Savings and Time Deposits	3,622,656	59,799	1.65	2,855,834	53,533	1.87	2,453,058	64,673	2.64
Other Borrowed Money	310,764	8,008	2.58	246,256	6,852	2.78	205,405	7,313	3.56
Total Interest-Bearing Liabilities	3,933,420	$67,807	1.72%	3,102,090	$60,385	1.95%	2,658,463	$71,986	2.71%
Demand Deposits	793,121			508,571			397,158
Other Liabilities	28,854			30,003			23,768
Total Liabilities	4,755,395			3,640,664			3,079,389
Shareholders’ Equity	538,202			404,254			335,551
Total Liabilities and Shareholders’ Equity	$5,293,597			$4,044,918			$3,414,940
Net Interest Income (1)		$208,114			$151,427			$131,815
Tax-Equivalent Adjustment		3,864			3,035			2,096
Net Interest Income, As Reported		$204,250			$148,392			$129,719
Net Interest Margin			4.31%			4.05%			4.19%

(1)     For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

(2)     Average balances of loans include nonaccrual loans and are presented net of unearned income and unamortized deferred fees and costs.

Net interest income, reported on a tax-equivalent basis, increased $56,687,000 or 37.4% to $208,114,000 in 2004 compared to $151,427,000 in 2003. The increase in net interest income was largely due to growth in average interest-earning assets, which rose to $4,823,209,000 in 2004 compared to $3,738,789,000 in 2003. The increase was further propelled by a 5 basis point increase in the yield on average interest-earning assets, as well as a 23 basis point decrease in the rate paid on interest-bearing liabilities. Interest income on loans held for investment increased by 35.3% in 2004 compared to 2003 primarily as a result of a 39.2% increase in average loans held for investment. Although the average prime rate increased from 4.12% in 2003 to 4.34% in 2004, the yield in average loans held for investment decreased by 19 basis points as a result of lower yields earned on loans obtained with the Southeast Texas acquisition. Interest income on securities increased to $53,764,000, an increase of $7,874,000 or 17.2% from 2003. The increase was principally related to a 14.9% increase in average securities to $1,490,140,000 for 2004. The increase in the yield on average securities from 2003 compared to 2004 resulted from a decrease in average unrealized gains on securities available for sale from $27,430,000 in 2003 to $6,297,000 in 2004. Although average interest-bearing deposits increased by 26.9% in 2004 compared to 2003, interest expense on deposits increased by only 11.7% as a result of a 22 basis point decrease in the average rate paid on interest-bearing deposits. Although rates paid on deposits have slowly increased during 2004, the higher interest rates offered on deposits during the first six months of 2003 resulted in a higher average rate for that year. In addition, the change in the deposit mix has contributed to a reduction in the average rate paid since 63.5% of average interest-bearing deposits in 2003 were invested in time deposits compared to only 59.2% in 2004. The decrease in the average rate paid on other borrowed money by 20 basis points was primarily attributable to the December 2003 payment of a $15,000,000 repurchase agreement with a major brokerage firm that had a fixed interest rate of 5.815%. The net interest margin increased to 4.31% in 2004 compared to 4.05% in 2003.

Tax-equivalent net interest income was $151,427,000 for 2003, an increase of $19,612,000 or 14.9% compared to 2002. The increase in net interest income was largely due to growth of 18.8% in average interest-earning assets, which rose to $3,738,789,000 in 2003 compared to $3,146,052,000 in 2002. However, the increase was partially offset by lower yields on interest-earning assets resulting from decreases in market rates. The loan yield for 2003 decreased as a result of a decrease in the average prime rate from 4.68% in 2002 to 4.12% in 2003. In addition, the decrease in securities yield in 2003 compared to 2002 resulted from the sale or maturity of higher yielding securities and the reinvesting of the proceeds into lower yielding securities. The decrease in the rate paid on interest-bearing liabilities during 2003 was primarily attributable to the general decrease in average short-term interest rates. The net interest margin decreased to 4.05% in 2003 compared to 4.19% in 2002.

The net interest income and the yield on average earning-assets were reduced by interest foregone on impaired loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have totaled $1,557,000, $1,298,000 and $1,752,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The amount of interest income on impaired loans included in net income for cash payments received was $115,000 in 2004, $258,000 in 2003 and $371,000 in 2002.

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

	Increase (Decrease)
	Year Ended December 31, 2004 Compared to 2003				Year Ended December 31, 2003 Compared to 2002
	Net	Due to Change in		Rate/	Net	Due to Change in		Rate/
Tax-Equivalent Basis (1)	Change	Volume	Rate	Volume	Change	Volume	Rate	Volume
	(Dollars in Thousands)
Interest Income
Loans Held for Sale	$(1,046)	$(1,166)	$233	$(113)	$204	$124	$77	$3
Loans Held for Investment	57,532	63,921	(4,590)	(1,799)	8,264	20,727	(11,100)	(1,363)
Securities
Taxable	6,346	5,155	1,057	134	(1,389)	12,253	(10,564)	(3,078)
Tax-Exempt	1,528	2,337	(561)	(248)	808	1,385	(437)	(140)
Interest-Bearing and Time Deposits	(126)	(111)	(41)	26	128	610	(36)	(446)
Federal Funds Sold	(125)	(130)	19	(14)	(4)	70	(53)	(21)
Total Interest Income	64,109	70,006	(3,883)	(2,014)	8,011	35,169	(22,113)	(5,045)
Interest Expense
Deposits	6,266	14,374	(6,392)	(1,716)	(11,140)	10,633	(18,889)	(2,884)
Other Borrowed Money	1,156	1,795	(506)	(133)	(461)	1,454	(1,602)	(313)
Total Interest Expense	7,422	16,169	(6,898)	(1,849)	(11,601)	12,087	(20,491)	(3,197)
Net Interest Income Before Allocation of Rate/Volume	56,687	53,837	3,015	(165)	19,612	23,082	(1,622)	(1,848)
Allocation of Rate/Volume	—	(612)	447	165	—	(1,911)	63	1,848
Changes in Net Interest Income	$56,687	$53,225	$3,462	$—	$19,612	$21,171	$(1,559)	$—

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

PROVISION FOR LOAN LOSSES – CRITICAL ACCOUNTING POLICY

The Company recorded a provision for loan losses of $20,583,000 for 2004 compared to $13,155,000 for 2003 and $12,331,000 for 2002. The increase in the provision is primarily attributable to the Company’s continuing review of the adequacy of the loan loss allowance and growth in the loan portfolio. Internal growth of loans held for investment was $545,824,000 or 21.7%.

Net charge-offs totaled $15,588,000 and $10,265,000 for 2004 and 2003, respectively, and increased to 0.47% of average loans held for investment in 2004 compared to 0.43% of average loans held for investment in 2003. The increase in net charge-offs in 2004 is primarily attributable to $5,651,000 charged off on a loan relationship. Net charge-offs were $9,997,000 or 0.48% of average loans held for investment in 2002.

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

NONINTEREST INCOME

Noninterest Income totaled $73,735,000 for 2004 compared to $50,255,000 for 2003 and $40,003,000 for 2002. Excluding net realized gains on sales of securities available for sale, Noninterest Income increased $28,465,000 or 72.2% in 2004 compared to 2003 and $4,197,000 or 11.9% in 2003 compared to 2002. The Noninterest Income growth in 2004 resulted primarily from an increase in total service charges.

Total Service Charges were $48,175,000 for 2004 compared to $30,876,000 for 2003 and $25,380,000 for 2002. The increase in Total Service Charges in 2004 by $17,299,000 or 56.0% compared to 2003 is reflective of the increase in average demand deposits of 56.0% for the year ended December 31, 2004 compared to the comparable prior year period, attributable primarily to the Southeast Texas acquisition. Non-sufficient and return item charges, which comprise 77.8% of service charges on deposit accounts, increased by $10,284,000 or 52.2% for 2004 compared to 2003. The increase in non-sufficient and return item income resulted from deposit growth, as well as an increase in non-sufficient fund item charges implemented by the Company during July 2003 from $25 per item to $30 per item. The increase in Total Service Charges during 2003 by $5,496,000 or 21.7% compared to 2002 was primarily due to deposit growth combined with an increase of $3,994,000 in non-sufficient check and return item charges.

Insurance Commissions, Fees and Premiums were $3,722,000 for 2004 compared to $279,000 for 2003 and $260,000 for 2002. The principal component of Insurance Commissions, Fees and Premiums prior to the Southeast Texas transaction was insurance commissions and fees received from the sale of credit life insurance, since prior to the merger with Southeast Texas the Company did not have other significant insurance business. The increase for 2004, which reflects operations of Southeast Texas since March 2004, is attributable to income generated by the title insurance and general lines insurance agencies acquired with the Southeast Texas acquisition.

Trust Service Fees were $5,688,000 for 2004 compared to $2,870,000 for 2003 and $2,730,000 for 2002. The increase in Trust Service Fees during 2004 by $2,818,000 or 98.2% is attributable to an increase in the average fair value of trust accounts by 148.7%. The increase in the average fair value of trust accounts is primarily due to the addition of $623,267,000 in trust assets with the Southeast Texas acquisition and additional trust business developed in the Southeast Texas market areas. The fair market value of assets managed was $1,466,841,000 at December 31, 2004 compared to $495,593,000 at December 31, 2003. Trust Service Fees increased by $140,000 or 5.1% in 2003 compared to 2002 primarily due to an increase in the average market value of trust accounts managed by 1.3%. The fair market value of assets managed at December 31, 2002 was $491,087,000. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

Net Realized Gains on Sales of Securities Available for Sale were $5,855,000 for 2004 compared to $10,840,000 for 2003 and $4,785,000 for 2002. During 2004, opportunities to recognize unrealized gains in the investment portfolio decreased as net unrealized gains (losses) in the available for sale portfolio decreased from a $16,069,000 net unrealized gain at December 31, 2003 to a $3,479,000 net unrealized loss at December 31, 2004. Net Realized Gains on Sales of Securities Available for Sale increased $6,055,000 during 2003 compared to 2002 since bond prices generally rose during 2003 and the Company sold various securities that had unrealized gains, which management believed were likely to be called through May 2005.

Data Processing Service Fees of $8,531,000 for 2004 increased $1,238,000 or 17.0% compared to $7,293,000 for 2003. Data processing fees increased during 2004 primarily due to an increase in the volume of transactions for four data processing clients. Data Processing Service Fees increased by $889,000 or 13.9% in 2003 compared to $6,404,000 in 2002 primarily due to an increase in the volume of transactions for three data processing clients. The data processing contracts stipulate an increase in monthly fees based on volume levels. The number of data processing clients as of December 31, 2004, 2003 and 2002 was 27, 26, and 25, respectively.

Loan Servicing Loss, Net of $1,197,000 for 2004 decreased $3,633,000 compared to a $4,830,000 loss for 2003. This account reflects amortization of the mortgage servicing right (“MSR”) asset. The decrease in 2004 compared to 2003 resulted primarily from a $4,067,000 decrease in MSR amortization resulting from a reduction in mortgage prepayments experienced during 2004 compared to 2003 as a result of rising interest rates. Loan Servicing Loss, Net increased $3,157,000 in 2003 compared to a $1,673,000 loss for 2002. Although servicing and related fees totaled $2,295,000 in 2003, MSR amortization of $5,545,000 and an addition to the MSR valuation allowance of $1,580,000 resulted in a net loss in 2003. Amortization in excess of servicing fees during 2003 was the result of faster than expected prepayments on the serviced mortgage loan portfolio. The carrying value of mortgage servicing rights was $10,111,000, $10,401,000 and $15,264,000 at December 31, 2004, 2003 and 2002, respectively. The amount of amortization expense attributable to any remaining unamortized mortgage servicing rights on loans that were prepaid totaled $907,000, $1,580,000 and $1,683,000 for 2004, 2003 and 2002, respectively.

Other Noninterest Income of $2,961,000 for 2004 remained comparable to $2,927,000 reported for 2003, increasing by only $34,000 or 1.2%. Other Noninterest Income increased $810,000 or 38.3% in 2003 compared to $2,117,000 reported for 2002. The increase during 2003 was primarily due to a $936,000 increase in gains recognized on the sale of loans held for sale.

NONINTEREST EXPENSE

Noninterest Expense of $142,810,000 for 2004 increased $50,920,000 or 55.4% compared to $91,890,000 for 2003. Noninterest Expense for 2003 increased $15,731,000 or 20.7% compared to $76,159,000 for 2002. The increase in 2004 resulted from growth in business volumes as banking locations increased by 33 to 67 during 2004, including 29 acquired with the Southeast Texas acquisition. The efficiency ratio of expense to total revenue was 51.37% for 2004 compared to 46.26% for 2003 and 44.87% for 2002. The efficiency ratio is defined as Noninterest Expense divided by the total of Net Interest Income and Noninterest Income.

Salaries and Employee Benefits, the largest category of Noninterest Expense, were $74,252,000 in 2004, $47,582,000 in 2003 and $37,993,000 in 2002. The increase in 2004 over 2003 by $26,670,000 or 56.1% is attributable to the higher levels of staff, including staff acquired as a result of the Southeast Texas and Valley Mortgage acquisitions and also reflects higher base salaries and increases in other compensation. The number of average full-time equivalent employees increased by 55.5% in 2004 from 2003. In addition, the Company expanded its medical benefits for eligible part-time employees in February 2004. The increase in 2003 over 2002 by $9,589,000 or 25.2% reflects increases in base salaries and higher staff levels. In 2003, employee medical insurance premiums increased $1,941,000 or 43.0% compared to 2002. The increase resulted primarily from the full impact of the May 2002 change in non-officer employee’s medical insurance coverage. In May 2002, the Company began paying 100% of non-officer employee’s medical insurance, up from 50% paid in prior periods. At the end of 2004, the Company had approximately 1,997 full-time equivalent employees, compared to 1,284 at year end 2003 and 1,155 at year end 2002. Salaries and Employee Benefits averaged 1.40% of average assets in 2004 compared to 1.18% in 2003 and 1.11% in 2002.

Net Occupancy Expense of $11,600,000 for 2004 increased $4,752,000 or 69.4% compared to $6,848,000 in 2003. The increase in 2004 was primarily attributable to an increase in the number of banking locations, including the 29 acquired in the Southeast Texas acquisition. Net Occupancy Expense of $6,848,000 for 2003 increased $1,401,000 or 25.7% compared to $5,447,000 in 2002. The increase during 2003 was primarily attributable to an increase of $584,000 in building lease expense resulting from lease expense on the 1000 Main banking center in Houston and the Corpus Christi banking center, as well as lease expense on the temporary banking facility used while the permanent banking facility was being built in Sugar Land.

Equipment Expense of $15,546,000 for 2004 increased $5,036,000 or 47.9% compared to $10,510,000 for 2003. The increase in 2004 compared to 2003 was primarily the result of equipment expenses incurred from the acquired and new banking locations. The majority of the increase in equipment expense during 2004 resulted from increases in depreciation expense on furniture, fixtures and equipment and equipment service contract expense. Depreciation expense on furniture, fixtures and equipment increased $2,429,000 or 40.8% resulting primarily from a 30.8% increase in the average balance of the related asset accounts. In addition, equipment service contract expense increased $1,304,000 or 50.9% in 2004 compared to the prior year. During 2003, Equipment Expense increased $1,870,000 or 21.6% compared to $8,640,000 for 2002. The increase in 2003 compared to 2002 was primarily due to an increase of $1,093,000 or 22.5% in depreciation expense on furniture, fixtures and equipment resulting from a 14.3% increase in the related asset accounts. In addition, equipment service contract expenses increased by $348,000 or 15.7%.

Other Real Estate Expense, Net, includes rental income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other Real Estate Expense, Net was $437,000 in 2004, decreasing by $297,000 or 40.5% compared to $734,000 for 2003. The decrease resulted primarily from a $485,000 increase in net gains recognized on the sale of other real estate properties. The increase was partially offset by a $204,000 increase in direct expense during 2004 compared to 2003. Other Real Estate Expense, Net of $734,000 for 2003 increased $243,000 or 49.5% compared to $491,000 reported for 2002. The increase was primarily attributable to a decrease of $209,000 in net gains on sale of other real estate properties compared to 2002. Management is actively seeking buyers for all Other Real Estate.

Amortization of Identifiable Intangibles of $6,178,000 for 2004 increased $2,808,000 or 83.3% compared to $3,370,000 for 2003. The increase is primarily the result of amortization totaling $2,367,000 on intangibles added with the Southeast Texas acquisition. Amortization of Identifiable Intangibles of $3,370,000 was comparable to $3,432,000 recorded for 2002 decreasing by only  $62,000 or 1.8%.

Other Noninterest Expense of $34,797,000 for 2004 increased by $11,951,000 or 52.3% compared to $22,846,000 for 2003. During 2003, Other Noninterest Expense increased by $2,690,000 or 13.3% compared to $20,156,000 for 2002. The increase for 2004, 2003 and 2002 was primarily attributable to an increased volume of business conducted by the Company, primarily due to the 2004, 2003 and 2002 acquisitions.

A detailed summary of Noninterest Expense during the last three years follows:

(Dollars in Thousands)	2004	2003	2002

Salaries and Wages	$57,191	$35,260	$28,916
Employee Benefits	17,061	12,322	9,077
Total Salaries and Employee Benefits	74,252	47,582	37,993
Net Occupancy Expense	11,600	6,848	5,447
Equipment Expense	15,546	10,510	8,640
Other Real Estate Expense, Net
Rental Income	(703)	(535)	(638)
Gain on Sale	(506)	(21)	(230)
Expenses	1,404	1,200	1,283
Write-Downs	242	90	76
Total Other Real Estate Expense, Net	437	734	491
Amortization of Identifiable Intangibles	6,178	3,370	3,432
Other Noninterest Expense
Advertising and Public Relations	5,746	3,755	2,697
Data Processing and Check Clearing	6,567	3,470	2,812
Director Fees	766	523	485
Franchise Tax	324	254	215
Insurance	717	559	532
FDIC Insurance	673	517	529
Legal	1,573	1,764	1,367
Professional Fees	3,154	2,909	3,283
Postage, Delivery and Freight	2,757	1,695	1,541
Printing, Stationery and Supplies	3,784	2,345	2,199
Telephone	1,660	948	880
Other Losses	1,533	829	815
Miscellaneous Expense	5,543	3,278	2,801
Total Other Noninterest Expense	34,797	22,846	20,156
Total Noninterest Expense	$142,810	$91,890	$76,159

INCOME TAX EXPENSE

The Company recorded income tax expense of $37,934,000 for 2004 compared to $31,293,000 for 2003 and $27,385,000 for 2002. The changes in income tax expense are due primarily to changes in the level of pretax income. The Company’s effective tax rate for 2004 was 33.1% compared to 33.4% for 2003 and 33.7% for 2002. The decrease in the effective tax rate in 2004 compared to 2003 resulted from an increase in the percentage of tax-exempt interest to pretax income from 4.9% in 2003 to 5.4% in 2004.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2004, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.91%, a Tier I risk-based capital ratio of 10.84% and a leverage ratio of 8.32%.

Shareholders’ equity increased by $172,327,000 or 40.9% during the year ended December 31, 2004 primarily due to $110,074,000 and $7,988,000 added with the Southeast Texas and Valley Mortgage acquisitions, respectively, as well as comprehensive income of $64,090,000 less cash dividends of $18,063,000. Comprehensive income for the period included net income of $76,658,000 and net change in unrealized gains and losses on securities available for sale, net of tax, of $(12,568,000).

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future, provide asset liquidity. These include cash, interest-bearing deposits, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At December 31, 2004, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, decreased to 31.3% compared to 37.9% at December 31, 2003. The decline is attributable to the Southeast Texas acquisition, since Southeast Texas had a liquidity ratio of 22.4% at date of acquisition. The Company’s liquidity ratio was 38.3% at December 31, 2002.

Liability liquidity is provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have, nor does it solicit, brokered deposits. Foreign deposits comprise a stable portion of the deposit base, representing 8.4% of deposits at December 31, 2004. Federal funds purchased and short-term borrowings are additional sources of liquidity. At December 31, 2004, the Company had lines of credit totaling $125,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $881,651,000 from the Federal Home Loan Bank, of which $285,848,000 was advanced at December 31, 2004. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

The Company enters into contractual commitments to extend credit, normally with a fixed expiration date, at specified rates and for specific purposes. All of the Company’s commitments are contingent upon the customer maintaining specific credit standards at the time of the loan funding. At December 31, 2004, the Company had outstanding commitments to extend credit of approximately $651,303,000, commercial letters of credit of $222,000, standby letters of credit of $79,885,000 and credit card guarantees of $1,426,000. In addition, the Company had construction and real estate commitments of $3,069,000 at December 31, 2004.

During 2004, funds for $589,637,000 of securities purchased and $565,957,000 of net loan growth came from various sources, including $567,776,000 of proceeds from security sales and maturities, a net increase in deposits of $279,112,000, a net increase in other borrowed money of $188,321,000, net cash provided from acquisitions of $68,383,000 and $119,364,000 from operating activities.

The Company is dependent on dividend and interest income from the Bank and the sale of stock for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines. At December 31, 2004, an aggregate of $54,883,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents contractual cash obligations of the Company as of December 31, 2004:

	Payments due by Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in Thousands)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$108,891	$108,891	$—	$—	$—
Federal Home Loan Bank Advances	285,848	285,000	848	—	—
Junior Subordinated Debentures	67,012	—	—	—	67,012
Operating Leases	19,580	3,445	5,690	2,279	8,166
Construction and Real Estate Commitments	3,069	3,069	—	—	—
Total Contractual Cash Obligations	$484,400	$400,405	$6,538	$2,279	$75,178

The following table presents contractual commercial commitments of the Company as of December 31, 2004:

		Amount of Commitment Expiration Per Period
Commercial Commitments	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in Thousands)
Lines of Credit	$651,303	$428,538	$176,217	$33,433	$13,115
Commercial Letters of Credit	222	222	—	—	—
Standby Letters of Credit	79,885	69,249	10,342	294	—
Credit Card Guarantees	1,426	639	787	—	—
Total Commercial Commitments	$732,836	$498,648	$187,346	$33,727	$13,115

See “Note 12: Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for additional information about off-balance sheet commitments. Credit card guarantees represent the credit card debt of certain customers for which the Company has guaranteed the debt to the merchant bank that issues the cards, up to the customers’ credit limit.

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

The following table summarizes the simulated change in net interest income over a 12-month period as of December 31, 2004 and December 31, 2003:

		Increase (Decrease) in Net Interest Income
Changes in Interest Rates (Basis Points)	Estimated Net Interest Income	Amount	Percent
	(Dollars in Thousands)
December 31, 2004
+100	$234,971	$10,599	4.7%
—	224,372	—	—
-100	207,191	(17,181)	(7.7)
December 31, 2003
+100	173,992	9,637	5.9
—	164,355	—	—
-100	158,866	(5,489)	(3.3)

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

The interest rate sensitivity gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities scheduled to mature or reprice within a given time period (“GAP”). A GAP is considered positive when the amount of rate sensitive assets exceeds the amount of rate sensitive liabilities and is considered negative when the amount of rate sensitive liabilities exceeds rate sensitive assets. During periods of rising interest rates, a negative GAP would tend to adversely affect net interest income by reducing the interest rate margin, while a positive GAP would tend to result in an increase in net interest income. During periods of falling interest rates, a negative GAP would tend to result in an increase in net interest income by increasing the interest rate margin, while a positive GAP would tend to adversely affect net interest income. A GAP ratio is determined by dividing rate sensitive assets by rate sensitive liabilities within such time period. A ratio of 1.0 indicates a perfectly matched position, in which case the effect on net interest income due to interest rate movements would be minimal.

A simple interest rate sensitivity analysis may not be an accurate indicator of how net interest income will be affected by changes in interest rates. The magnitude and duration of changes in interest rates may have a significant impact on net interest income. Certain assets, such as variable rate loans, have features (generally referred to as “interest rate floors” and “interest rate caps”) which limit changes in interest rates over the life of the asset. In the event of a change in interest rates, loan prepayments and early withdrawal levels on time deposits could deviate significantly from those assumed in the interest rate sensitivity analysis.

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 2004:

Interest Rate Sensitivity Analysis	0-3 Months	4-6 Months	7-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Loans Held for Investment	$2,457,539	$148,334	$243,381	$769,161	$132,104	$3,750,519
Loans Held for Sale	28,982	—	—	—	—	28,982
Securities
Available for Sale	9,879	9,257	24,994	1,352,787	133,586	1,530,503
Held to Maturity	—	—	210	—	—	210
Interest-Bearing and Time Deposits	787	—	—	—	—	787
Total Interest-Bearing Assets	2,497,187	157,591	268,585	2,121,948	265,690	5,311,001
Savings	211,825	—	—	—	—	211,825
Money Market Checking and Savings Accounts	1,440,207	—	—	—	—	1,440,207
Time Deposits	731,278	549,030	539,688	421,619	420	2,242,035
Other Borrowed Money	428,922	5,155	16,516	848	10,310	461,751
Total Interest-Bearing Liabilities	2,812,232	554,185	556,204	422,467	10,730	4,355,818
Rate Sensitivity GAP (1)	$(315,045)	$(396,594)	$(287,619)	$1,699,481	$254,960	$955,183
Cumulative Rate Sensitivity GAP	$(315,045)	$(711,639)	$(999,258)	$700,223	$955,183
Cumulative Rate Sensitivity GAP as a percentage of Total Assets	(5.40)%	(12.19)%	(17.11)%
Ratio of Cumulative Rate Sensitive Interest-Earning Assets to Cumulative Rate Sensitive Interest-Bearing Liabilities	0.89:1	0.79:1	0.75:1

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

On January 1, 2004, the Company adopted FIN 46R, resulting in the deconsolidation of Riverway Holdings Capital Trust I and Riverway Holdings Capital Trust II, both of which were created for the sole purpose of issuing trust preferred securities. Trust preferred securities had historically been presented in other borrowed money in the consolidated balance sheets. As a result of the implementation of FIN 46R, the Company’s investment in the common equity of the two trusts is now included in the consolidated balance sheets in other assets. In addition, trust preferred securities have been deconsolidated and junior subordinated debentures are now reflected in other borrowed money. The Company is now recording greater interest expense and dividend income received from the trusts with no effect on net income. The dividend income and interest expense received from and paid to the trusts, respectively, is being included in the consolidated statements of income and comprehensive income as other noninterest income and interest expense. As permitted, the provisions of FIN 46R were applied on a prospective basis.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its consolidated financial statements.

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments”. SAB 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The requirements of SAB 105 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004) (“Statement 123R”) “Share-Based Payment”, a revision of Statement No. 123 (“Statement 123”),”Accounting for Stock-Based Compensation”. This statement supersedes Accounting Principles Board Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees”. Statement 123R eliminates an entity’s ability to report employee stock options under the methods prescribed by Opinion 25. Statement 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires entities to recognize the cost of employee services received in exchange for an award of equity instruments, based on the grant-date fair value of the awards. Statement 123R will be effective for public entities as of the first interim or annual reporting period that begins after June 15, 2005.

Statement 123R provides alternative methods of adoption which include using either a “modified prospective application” or a “modified retrospective application”. The “modified prospective application” requires the recognition of compensation cost, beginning with the effective date, for all awards granted after the adoption date based on the requirements of Statement 123R and for all unvested awards granted prior to the adoption date of Statement 123R, based on the requirements of Statement 123. The “modified retrospective application” includes the requirements of the “modified prospective application”, but also permits the restatement of financial statements of previous periods based on amounts previously disclosed in accordance with Statement 123. The Company is currently evaluating the adoption alternatives. Based on stock options granted to employees through December 31, 2004, for which service is not expected to be fully rendered prior to July 1, 2005, the Company expects to recognize additional pre-tax compensation costs of approximately $692,000 in the second half of 2005 as a result of the adoption of Statement 123R on July 1, 2005. Future levels of compensation cost related to stock-based compensation awards will be impacted by new stock option awards by the Company occurring before and after the adoption of Statement 123R.

FOURTH QUARTER RESULTS

The fourth quarter net income for 2004 of $20,848,000 or $0.42 per diluted common share reflected an increase of $4,904,000 or 30.8% compared to $15,944,000 or $0.36 per diluted common share for fourth quarter 2003.

Net interest income, on a tax-equivalent basis, of $56,681,000 for fourth quarter 2004 increased $15,825,000 or 38.7% compared to $40,856,000 for fourth quarter 2003. Average interest-earning assets increased by $1,320,459,000 or 34.3% to $5,172,978,000 for the three months ended December 31, 2004 compared to the same period in 2003. The increase in average interest-earning assets resulted from assets obtained with the Southeast Texas acquisition and continued emphasis on loan growth. The net interest margin for fourth quarter 2004 was 4.36% compared to 4.21% for fourth quarter 2003.

The provision for loan losses for fourth quarter 2004 totaled $5,769,000 compared to $3,184,000 for fourth quarter 2003, reflecting an increase of $2,585,000 or 81.2%. The increase in the provision is primarily the result of loan growth, management’s assessment of current regional economic conditions and probable losses in the portfolio. Net charge-offs of $3,898,000 for fourth quarter 2004 increased $2,024,000 or 108.0% compared to $1,874,000 for fourth quarter 2003.

Noninterest income of $20,180,000 for fourth quarter 2004 increased $9,217,000 or 84.1% compared to $10,963,000 for fourth quarter 2003. The majority of the increase is attributable to a $4,742,000 or 57.2% increase in total service charges resulting primarily from a 63.3% increase in average demand deposits during fourth quarter 2004 compared to the same quarter in 2003. In addition, the Company recognized an increase of $1,140,000 in insurance commissions, fees and premiums as a result of income generated by the title insurance and general lines insurance agencies acquired with the Southeast Texas acquisition during first quarter 2004. Furthermore, loan servicing loss, net decreased by $1,569,000 during fourth quarter 2004 compared to the comparable prior year period as a result of a reduction in mortgage prepayments resulting from an increase in the prime lending rate during mid-2004.

Noninterest expense of $38,738,000 for fourth quarter 2004 increased $14,951,000 or 62.9% compared to $23,787,000 for fourth quarter 2003. The increase is primarily due to a 65.4% increase in salary and employee benefits reflective of the 55.5% increase in the number of full-time equivalent employees since 2003 to 1,997 at year end 2004 and higher base salaries. The efficiency ratio of expense to total revenue averaged 51.13% for fourth quarter 2004 compared to 46.72% for fourth quarter 2003.

The fourth quarter net income for 2004 of $20,848,000 or $0.42 per diluted common share reflected an increase of $1,027,000 or 5.2% compared to $19,821,000 or $0.40 per diluted common share for third quarter 2004. Net interest income, on a tax-equivalent basis, of $56,681,000 for fourth quarter 2004 increased $1,868,000 or 3.4% compared to $54,813,000 for third quarter 2004, reflecting a continued increase in volume of interest-earning assets. Average interest-earning assets of $5,172,978,000 for fourth quarter 2004 increased $148,093,000 or 2.9% compared to $5,024,885,000 for third quarter 2004. The fourth quarter 2004 net interest margin was 4.36% compared to 4.34% in third quarter 2004.

The provision for loan losses for fourth quarter 2004 of $5,769,000 decreased $428,000 or 6.9% compared to $6,197,000 reported for third quarter 2004. The decrease in the provision is attributable to our continual review of the adequacy of the loan loss allowance. Net charge-offs of $3,898,000 for fourth quarter 2004 decreased $1,102,000 or 22.0% compared to net charge-offs of $5,000,000 for third quarter 2004.

Noninterest income of $20,180,000 for fourth quarter 2004 decreased $822,000 or 3.9% compared to $21,002,000 for third quarter 2004. The decrease was primarily attributable to a $1,953,000 decrease in net realized gains on sales of securities available for sale during fourth quarter 2004 compared to third quarter 2004. The decrease was partially offset by a decrease of $618,000 in loan servicing loss, net.

Noninterest expense of $38,738,000 for fourth quarter 2004 was comparable to $38,698,000 for third quarter 2004, increasing by only $40,000 or 0.1%. The efficiency ratio of expense to total revenue averaged 51.13% for fourth quarter 2004 compared to 51.72% for third quarter 2004.

The nonperforming loans at December 31, 2004 of $19,750,000 increased $3,140,000 or 18.9% compared to $16,610,000 for September 30, 2004. The increase was primarily due to the addition of a large loan relationship totaling $1,693,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Texas Regional Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Regional Bancshares, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2005 expressed an unqualified opinion  on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 8, 2005

CONSOLIDATED FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except Share Data)	2004	2003
Assets
Cash and Due From Banks	$145,528	$100,167
Interest-Bearing Deposits at Other Banks	779	556
Total Cash and Cash Equivalents	146,307	100,723
Time Deposits	8	199
Securities Available for Sale, at Fair Value	1,530,503	1,385,814
Securities Held to Maturity, at Amortized Cost (Fair Value of $215 in 2004 and $431 in 2003)	210	410
Loans Held for Sale, Net of Unearned Discount of $17 in 2004 and $0 in 2003	28,982	24,078
Loans Held for Investment, Net of Unearned Discount of $376 in 2004 and $261 in 2003	3,750,519	2,519,694
Less: Allowance for Loan Losses	(45,024)	(31,234)
Net Loans Held for Investment	3,705,495	2,488,460
Premises and Equipment, Net	134,239	107,875
Accrued Interest Receivable	36,082	27,740
Other Real Estate	6,223	8,785
Goodwill, Net	174,503	29,856
Identifiable Intangibles, Net	29,607	15,263
Other Assets	47,188	28,733
Total Assets	$5,839,347	$4,217,936
Liabilities
Deposits
Demand	$866,773	$536,211
Savings	211,825	147,236
Money Market Checking and Savings	1,440,207	964,436
Time Deposits	2,242,035	1,868,552
Total Deposits	4,760,840	3,516,435
Other Borrowed Money	461,751	259,565
Accounts Payable and Accrued Liabilities	22,698	20,205
Total Liabilities	5,245,289	3,796,205
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 50,000,000 Shares Authorized;
Issued 49,574,900 Shares in 2004 and 29,470,659 Shares in 2003	49,575	29,471
Paid-In Capital	401,414	278,131
Retained Earnings	146,020	103,773
Accumulated Other Comprehensive Income (Loss), Net of Tax	(2,212)	10,356
Treasury Stock; 21,780 Shares in 2004 and 0 Shares in 2003, at cost	(739)	—
Total Shareholders’ Equity	594,058	421,731
Total Liabilities and Shareholders’ Equity	$5,839,347	$4,217,936

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2004	2003	2002
Interest Income
Loans Held for Sale	$1,361	$2,407	$2,203
Loans Held for Investment, Including Fees	219,215	161,978	154,370
Securities
Taxable	46,965	40,619	42,008
Tax-Exempt	4,420	3,426	2,901
Interest-Bearing and Time Deposits	51	177	49
Federal Funds Sold	45	170	174
Total Interest Income	272,057	208,777	201,705
Interest Expense
Deposits	59,799	53,533	64,673
Federal Funds Purchased and Securities
Sold Under Repurchase Agreements	2,202	3,410	3,972
Federal Home Loan Bank Advances	2,516	2,057	1,838
Other Borrowed Money	3,290	1,385	1,503
Total Interest Expense	67,807	60,385	71,986
Net Interest Income Before Provision for Loan Losses	204,250	148,392	129,719
Provision for Loan Losses	20,583	13,155	12,331
Net Interest Income After Provision for Loan Losses	183,667	135,237	117,388
Noninterest Income
Service Charges on Deposit Accounts	38,541	24,920	20,430
Other Service Charges	9,634	5,956	4,950
Insurance Commissions, Fees and Premiums	3,722	279	260
Trust Service Fees	5,688	2,870	2,730
Net Realized Gains on Sales of Securities Available for Sale	5,855	10,840	4,785
Data Processing Service Fees	8,531	7,293	6,404
Loan Servicing Loss, Net	(1,197)	(4,830)	(1,673)
Other Noninterest Income	2,961	2,927	2,117
Total Noninterest Income	73,735	50,255	40,003
Noninterest Expense
Salaries and Employee Benefits	74,252	47,582	37,993
Net Occupancy Expense	11,600	6,848	5,447
Equipment Expense	15,546	10,510	8,640
Other Real Estate Expense, Net	437	734	491
Amortization of Identifiable Intangibles	6,178	3,370	3,432
Other Noninterest Expense, Net	34,797	22,846	20,156
Total Noninterest Expense	142,810	91,890	76,159
Income Before Income Tax Expense	114,592	93,602	81,232
Income Tax Expense	37,934	31,293	27,385
Net Income	76,658	62,309	53,847
Other Comprehensive Income (Loss), Net of Tax
Net Unrealized Gains (Losses) on Securities Available for Sale
Net Unrealized Holding Gains (Losses) Arising During Period	(8,762)	(4,726)	22,654
Less: Reclassification Adjustment for Net Realized Gains Included in Net Income	3,806	7,046	3,110
Total Other Comprehensive Income (Loss)	(12,568)	(11,772)	19,544
Comprehensive Income	$64,090	$50,537	$73,391
Net Income Per Common Share
Basic	$1.60	$1.41	$1.25
Diluted	1.59	1.40	1.24

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in Thousands)	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2001	$16,236	$137,027	$109,412	$2,584	$—	$265,259
Net Income	—	—	53,847	—	—	53,847
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	19,544	—	19,544
Total Comprehensive Income	—	—	53,847	19,544	—	73,391
Exercise of Stock Options, 176,306 Shares of Class A Common Stock	176	4,154	—	—	—	4,330
Three-For-Two Stock Split	8,749	—	(8,770)	—	—	(21)
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	806	—	—	—	806
Issuance of Common Stock	1,327	44,182	—	—	—	45,509
Class A Common Stock Cash Dividends -$0.271 per share	—	—	(11,819)	—	—	(11,819)
Balance, December 31, 2002	26,488	186,169	142,670	22,128	—	377,455
Net Income	—	—	62,309	—	—	62,309
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	(11,772)	—	(11,772)
Total Comprehensive Income	—	—	62,309	(11,772)	—	50,537
Exercise of Stock Options, 277,914 Shares of Class A Common Stock	278	5,522	—	—	—	5,800
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	1,033	—	—	—	1,033
10 Percent Stock Dividend	2,668	84,292	(87,004)	—	—	(44)
Issuance of Common Stock	37	1,115	—	—	—	1,152
Class A Common Stock Cash Dividends – $0.320 per share	—	—	(14,202)	—	—	(14,202)
Balance, December 31, 2003	29,471	278,131	103,773	10,356	—	421,731
Net Income	—	—	76,658	—	—	76,658
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	(12,568)	—	(12,568)
Total Comprehensive Income	—	—	76,658	(12,568)	—	64,090
Exercise of Stock Options, 178,180 Shares of Class A Common Stock	178	3,268	—	—	—	3,446
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	705	—	—	—	705
Three-For-Two Stock Split	16,311	—	(16,348)	—	—	(37)
Issuance of Common Stock	3,615	119,310	—	—	(739)	122,186
Class A Common Stock Cash Dividends -$0.367 per share	—	—	(18,063)	—	—	(18,063)
Balance, December 31, 2004	$49,575	$401,414	$146,020	$(2,212)	$(739)	$594,058

The accompanying notes are an integral part of the consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2004	2003	2002
Cash Flows from Operating Activities
Net Income	$76,658	$62,309	$53,847
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion	29,737	29,517	17,562
Provision for Loan Losses	20,583	13,155	12,331
Provision for Estimated Losses on Other Real Estate and Other Assets	978	237	121
Increase in Valuation Allowance for Mortgage Servicing Rights	—	1,580	1,683
Net Realized Gains on Sale of Securities Available for Sale	(5,855)	(10,840)	(4,785)
(Gain) Loss on Sale of Other Assets	(209)	106	(9)
Gain on Sale of Other Real Estate	(506)	(21)	(230)
(Gain) Loss on Disposal of Premises and Equipment	(7)	(11)	336
Gain on Sale of Loans Held for Sale	(286)	(1,599)	(663)
Net (Increase) Decrease in Loans Held for Sale	1,319	33,696	(6,242)
Deferred Tax Benefit	(3,695)	(3,292)	(1,820)
(Increase) Decrease in Accrued Interest Receivable and Other Assets	748	(3,986)	(1,436)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(101)	108	(2,096)
Net Cash Provided by Operating Activities	119,364	120,959	68,599
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	191	100	292
Proceeds from Sales of Securities Available for Sale	397,515	504,843	365,757
Proceeds from Maturing Securities Available for Sale	170,061	278,327	161,428
Proceeds from Maturing Securities Held to Maturity	200	5	500
Purchases of Securities Available for Sale	(589,637)	(988,089)	(785,695)
Loan Originations and Advances, Net	(565,957)	(250,538)	(203,084)
Recoveries of Charged-Off Loans	2,417	1,145	919
Proceeds from Sale of Premises and Equipment	365	25	38
Purchases of Premises and Equipment	(20,762)	(27,052)	(15,510)
Proceeds from Sale of Other Real Estate	7,670	2,846	962
Proceeds from Sale of Other Assets	1,594	1,197	1,052
Purchase of Data Processing Contracts	—	—	(849)
Net Cash Provided by Mergers	68,383	5,883	28,447
Net Cash Used in Investing Activities	(527,960)	(471,308)	(445,743)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	173,297	204,480	140,132
Net Increase in Time Deposits	105,815	150,542	206,904
Net Increase (Decrease) in Other Borrowed Money	188,321	(34,403)	79,695
Cash Dividends Paid on Class A Common Stock	(16,662)	(13,842)	(11,059)
Cash Paid in Lieu of Fractional Shares	(37)	(44)	(21)
Proceeds from Sale of Common Stock	3,446	5,800	4,330
Net Cash Provided by Financing Activities	454,180	312,533	419,981
Increase (Decrease) in Cash and Cash Equivalents	45,584	(37,816)	42,837
Cash and Cash Equivalents at Beginning of Year	100,723	138,539	95,702
Cash and Cash Equivalents at End of Year	$146,307	$100,723	$138,539

Texas Regional Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2004	2003	2002
Supplemental Disclosures of Cash Flow Information
Interest Paid	$65,913	$61,523	$72,206
Income Taxes Paid	40,903	33,558	28,520
Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	5,792	8,359	6,301
Financing Provided for Sales of Other Real Estate	3,664	1,857	1,606
Net Increase (Decrease) in Security Purchase Trades Not Settled	1,055	(1,357)	(1,198)
Net Increase in Dividends Payable	1,401	360	760
The Company acquired Riverway Holdings, Inc. and its subsidiary, Riverway Bank, on February 22, 2002. Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	—	—	676,732
Net Cash and Cash Equivalents Received	—	—	17,686
Fair Value of Liabilities Assumed	—	—	653,638
Fair Value of Stock Issued	—	—	40,780
The Company acquired San Juan Bancshares, Inc. and its subsidiary, Texas Country Bank, on November 18, 2002. Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired, Net of Cash and Cash Equivalents Received	—	—	40,154
Net Cash and Cash Equivalents Received	—	—	10,761
Fair Value of Liabilities Assumed	—	—	46,186
Fair Value of Stock Issued	—	—	4,729
The Company acquired Corpus Christi Bancshares, Inc. and its subsidiary, The First State Bank, on February 14, 2003. Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	—	25,205	—
Net Cash and Cash Equivalents Received	—	5,883	—
Fair Value of Liabilities Assumed	—	29,936	—
Fair Value of Stock Issued	—	1,152	—
The Company acquired Southeast Texas Bancshares, Inc. and its subsidiary, Community Bank and Trust, SSB, on March 12, 2004. Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	1,028,630	—	—
Net Cash and Cash Equivalents Received	71,569	—	—
Fair Value of Liabilities Assumed	990,125	—	—
Fair Value of Stock Issued	110,074	—	—
The Company acquired Valley Mortgage Company, Inc. on November 23, 2004. Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	11,815	—	—
Net Cash and Cash Equivalents Paid	(3,824)	—	—
Fair Value of Liabilities Assumed	3	—	—
Fair Value of Stock Issued	8,727	—	—
Fair Value of Treasury Stock Acquired	739	—	—

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Texas Regional Bancshares, Inc. (the “Parent” or “Corporation”) and subsidiaries (collectively, the “Company”) is headquartered in McAllen, Texas. The Company provides a broad array of customary banking services and operates sixty-seven banking offices, including thirty throughout the Rio Grande Valley, thirty-one in the East Texas area, one each in Bishop, Corpus Christi, Eagle Pass and Sugar Land, and two banking offices in Houston at December 31, 2004. The accounting and reporting policies followed by the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. and its wholly-owned subsidiaries. The Company eliminates all significant intercompany transactions and balances in consolidation. The Corporation accounts for investments in the subsidiaries on the equity method in the Parent’s financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, and valuation of goodwill and other intangibles and their respective analysis of impairment.

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

LOANS HELD FOR INVESTMENT

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. The Company recognizes interest income on the unpaid principal balance based on the interest method, except when collectibility is in doubt. Interest income includes discounts and premiums amortized using the interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the related loan yield over the life of the loan (interest method).

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

The Company’s allowance for loan losses represents estimations based on guidance provided by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15”, as amended by Statement No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures-an amendment of FASB Statement No. 114” or Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

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

Management believes that the allowance for loan losses at December 31, 2004 and 2003 adequately reflects the estimated probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

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

The Company adopted the provisions of Statement 141 as of June 30, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 did not have an impact on the Company’s consolidated financial statements. Upon adoption of Statement 142, the Company no longer amortizes goodwill. In accordance with Statement 142, the Company completed the necessary transitional impairment reviews for goodwill in 2002, and no impairments were indicated. The Company performs its annual impairment test for goodwill in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill in 2004 or 2003.

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

At December 31, 2004, the Company has seven stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of Opinion 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2004	2003	2002
Net Income, As Reported	$76,658	$62,309	$53,847
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(2,427)	(1,545)	(1,740)
Pro Forma Net Income	$74,231	$60,764	$52,107

Net Income per Share
Basic EPS– As Reported	$1.60	$1.41	$1.25
Basic EPS– Pro Forma	1.55	1.38	1.21

Diluted EPS – As Reported	1.59	1.40	1.24
Diluted EPS – Pro Forma	1.54	1.36	1.20

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004) (“Statement 123R”), “Share-Based Payment”, a revision of Statement 123. This statement supersedes Opinion 25. Statement 123R eliminates an entity’s ability to report employee stock options under the methods prescribed by Opinion 25. This statement requires entities to recognize the cost of employee services received in exchange for an award of equity instruments, based on the grant-date fair value of the awards. Statement 123R will be effective for public entities as of the first interim or annual reporting period that begins after June 15, 2005.

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

Trust preferred securities had historically been presented in other borrowed money in the consolidated balance sheets. As a result of the implementation of FIN 46R, the Company’s investment in the common equity of the two trusts is now included in the consolidated balance sheets in other assets. In addition, trust preferred securities have been deconsolidated and junior subordinated debentures are now reflected in other borrowed money. The Company is now recording greater interest expense and dividend income received from the trusts with no effect on net income. The dividend income and interest expense received from and paid to the trusts, respectively, is being included in the consolidated statements of income and comprehensive income as other noninterest income and interest expense. As permitted, the provisions of FIN 46R were applied on a prospective basis.

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

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its consolidated financial statements.

APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments”. SAB 105 summarizes the view of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The requirements of SAB 105 did not have a material impact on the Company’s consolidated financial statements.

SHARE-BASED PAYMENT

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004) (“Statement 123R”), “Share-Based Payment”, a revision of Statement No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation”. This statement supersedes Accounting Principles Board Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees”. Statement 123R eliminates an entity’s ability to report employee stock options under the methods prescribed by Opinion 25. Statement 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. Statement 123R will be effective for public entities as of the first interim or annual reporting period that begins after June 15, 2005.

Statement 123R provides alternative methods of adoption which include using either  a “modified prospective application”, or a “modified retrospective application”. The “modified prospective application” requires the recognition of compensation cost, beginning with the effective date, for all awards granted after the adoption date based on the requirements of Statement 123R and for all unvested awards granted prior to the adoption date of Statement 123R, based on the requirements of Statement 123. The “modified retrospective application” includes the requirements of the “modified prospective application” but also permits the restatement of financial statements of previous periods based on amounts previously disclosed in accordance with Statement 123. The Company is currently evaluating the adoption alternatives. Based on stock options granted to employees through December 31, 2004, for which service is not expected to be fully rendered prior to July 1, 2005, the Company expects to recognize additional pre-tax compensation costs of approximately $692,000 in the second half of 2005 as a result of the adoption of Statement 123R on July 1, 2005. Future levels of compensation cost related to stock-based compensation awards will be impacted by new stock option awards by the Company occurring before and after the adoption of Statement 123R.

RECLASSIFICATIONS

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

NOTE 2: SECURITIES

An analysis of securities available for sale as of December 31, 2004 follows:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury	$6,110	$—	$(65)	$6,045
U.S. Government Agency	789,514	2,837	(6,508)	785,843
Mortgage-Backed	547,505	1,593	(3,788)	545,310
States and Political Subdivisions	149,073	2,967	(583)	151,457
Other	41,780	79	(11)	41,848
Total	$1,533,982	$7,476	$(10,955)	$1,530,503

The carrying amount and estimated fair value of securities held to maturity as of December 31, 2004 follow:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
States and Political Subdivisions	$210	$5	$—	$215
Total	$210	$5	$—	$215

An analysis of securities available for sale as of December 31, 2003 follows:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury	$6,199	$21	$—	$6,220
U.S. Government Agency	881,322	14,523	(3,340)	892,505
Mortgage-Backed	345,358	1,983	(1,465)	345,876
States and Political Subdivisions	105,853	4,262	(26)	110,089
Other	31,013	111	—	31,124
Total	$1,369,745	$20,900	$(4,831)	$1,385,814

The carrying amount and estimated fair value of securities held to maturity as of December 31, 2003 follow:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
States and Political Subdivisions	$410	$21	$—	$431
Total	$410	$21	$—	$431

The net change in unrealized holding gains (losses) on securities available for sale, net of related tax effect, of $12,568,000 net loss and $11,772,000 net loss for 2004 and 2003, respectively, was included in a separate component of shareholders’ equity as accumulated other comprehensive income (loss).

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2004. The unrealized loss was comprised of securities in a continuous loss position for less than twelve months, which consisted primarily of U.S. Government Agencies and mortgage-backed securities. The Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
(Dollars in Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Treasury	$6,045	$(65)	$—	$—	$6,045	$(65)
U.S. Government Agency	481,522	(5,011)	64,401	(1,497)	545,923	(6,508)
Mortgage-Backed	328,830	(2,274)	79,287	(1,514)	408,117	(3,788)
States and Political Subdivisions	62,832	(542)	2,768	(41)	65,600	(583)
Other	840	(11)	—	—	840	(11)
Total Temporarily Impaired Securities	$880,069	$(7,903)	$146,456	$(3,052)	$1,026,525	$(10,955)

Proceeds from the sale of securities available for sale totaled $397,515,000, $504,843,000 and $365,757,000 in 2004, 2003 and 2002, respectively. Gross realized gains and gross realized losses on sales of securities available for sale were $7,809,000 and $1,954,000, respectively, in 2004, $11,189,000 and $349,000, respectively, in 2003, and $4,798,000 and $13,000, respectively, in 2002. There were no sales of securities held to maturity in 2004, 2003 or 2002.

The scheduled maturities of securities available for sale and securities held to maturity at December 31, 2004 follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
Maturity in Years (Dollars in Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1 Year or Less	$25,732	$25,637	$210	$215
After 1 Year through 5 Years	859,347	856,231	—	—
After 5 Years through 10 Years	60,403	62,839	—	—
After 10 Years	40,995	40,486	—	—
Subtotal	986,477	985,193	210	215
Mortgage-Backed Securities	547,505	545,310	—	—
Total	$1,533,982	$1,530,503	$210	$215

Securities available for sale and securities held to maturity with carrying values of $1,416,232,000 and $210,000, respectively, at December 31, 2004 and $1,303,487,000 and $410,000, respectively, at December 31, 2003 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

NOTE 3: LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consisted of the following:

	December 31,
(Dollars in Thousands)	2004	2003
Commercial	$1,098,028	$750,687
Commercial Tax-Exempt	49,622	56,717
Total Commercial	1,147,650	807,404
Agricultural	78,761	62,319
Real Estate
Construction	768,497	309,994
Commercial Mortgage	1,199,600	993,662
Agricultural Mortgage	100,628	54,591
1-4 Family Mortgage	286,809	177,606
Total Real Estate	2,355,534	1,535,853
Consumer	172,571	116,598
Total Principal Amount of Loans Held for Investment	3,754,516	2,522,174
Less: Unearned Income and Net Unamortized Deferred Fees and Costs	(3,997)	(2,480)
Total Loans Held for Investment	$3,750,519	$2,519,694

In the ordinary course of business, the Company’s subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2004 and 2003, loans outstanding to directors, officers and their affiliates were approximately $62,709,000 and $9,823,000, respectively. The increase resulted primarily from two loan relationships added for directors elected in April 2004 following the Southeast Texas acquisition.

The activity in the allowance for loan losses follows:

	Years Ended December 31,
(Dollars in Thousands)	2004	2003	2002
Balance at Beginning of Year	$31,234	$28,116	$21,050
Balance from Acquisitions	8,795	228	4,732
Provision for Loan Losses	20,583	13,155	12,331
Loans Charged Off	(18,005)	(11,410)	(10,916)
Recoveries of Loans Previously Charged Off	2,417	1,145	919
Balance at End of Year	$45,024	$31,234	$28,116

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans.  These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $19,750,000 at December 31, 2004 and $10,122,000 at December 31, 2003. The total allowance for loan losses related to these loans was $5,379,000 and $2,379,000 on December 31, 2004 and 2003, respectively. In addition to the total impaired loan balance, the Company was committed to lend an additional $16,000 to borrowers with impaired loans at December 31, 2004. No additional funds were committed at December 31, 2003. At December 31, 2004 and 2003, the Company had $605,000 and $801,000, respectively, in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during 2004 and 2003 was $14,590,000 and $12,622,000, respectively. Interest income on impaired loans of $115,000, $258,000 and $371,000 was recognized for cash payments received during 2004, 2003 and 2002, respectively. If interest on these impaired loans had been accrued at the original contractual rates, interest income would have been increased by approximately $1,557,000, $1,298,000 and $1,752,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4: PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation and amortization follows:

	Estimated	December 31,
(Dollars in Thousands)	Useful Lives	2004	2003
Land		$30,726	$24,580
Buildings and Leasehold Improvements	2-40 Years	95,909	72,791
Construction in Progress		5,205	8,366
Furniture and Equipment	2-15 Years	49,813	39,934
Subtotal		181,653	145,671
Less: Accumulated Depreciation and Amortization		(47,414)	(37,796)
Total		$134,239	$107,875

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $12,094,000, $8,362,000 and $7,043,000, respectively.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(Dollars in Thousands)	2004	2003
Balance at Beginning of Year	$29,856	$28,501
Goodwill Acquired During the Year	144,647	1,355
Balance at End of Year	$174,503	$29,856

Information regarding the Company’s intangible assets follows:

(Dollars in Thousands)	Carrying Amount	Accumulated Amortization	Net
December 31, 2004
Core Deposit Premium	$50,348	$(20,997)	$29,351
Customer List	276	(33)	243
Data Processing Contract Intangible	849	(407)	442
Non-Compete Agreements	1,144	(565)	579
Trust Intangible	1,180	(109)	1,071
Unfavorable Lease Commitment	(2,652)	573	(2,079)
Subtotal	51,145	(21,538)	29,607
Mortgage Servicing Rights (Included in Other Assets)	20,295	(10,184)	10,111
Total	$71,440	$(31,722)	$39,718
December 31, 2003
Core Deposit Premium	$29,450	$(15,302)	$14,148
Data Processing Contract Intangible	849	(203)	646
Non-Compete Agreements	916	(447)	469
Subtotal	31,215	(15,952)	15,263
Mortgage Servicing Rights (Included in Other Assets)	18,434	(8,033)	10,401
Total	$49,649	$(23,985)	$25,664

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $459,213,000 and $361,738,000 as of December 31, 2004 and 2003, respectively. The activity in mortgage servicing rights is as follows:

(Dollars in Thousands)	2004	2003
Balance at Beginning of Year	$13,664	$16,947
Balance from Acquisitions	2,386	—
Additions During the Year	382	2,262
Amortization	(2,151)	(5,545)
Balance at End of Year	$14,281	$13,664

The following is an analysis of the changes in the valuation allowance for mortgage servicing rights for 2004 and 2003:

(Dollars in Thousands)	2004	2003
Balance at Beginning of Year	$3,263	$1,683
Additions	907	1,580
Reductions	—	—
Direct Write-downs	—	—
Balance at End of Year	$4,170	$3,263

The fair value of mortgage servicing rights was $9,959,000 and $10,782,000 at December 31, 2004 and 2003, respectively.

Net amortization expense was $6,178,000, $3,370,000 and $3,432,000 for 2004, 2003 and 2002, respectively, for identifiable intangible assets and $2,151,000, $5,545,000 and $2,488,000 for 2004, 2003 and 2002, respectively, for mortgage servicing rights. Amortization of $573,000 on the unfavorable lease commitments obtained with the Southeast Texas acquisition is included as a reduction of Net Occupancy Expense in the consolidated statements of income and comprehensive income. In addition, the amortization of mortgage servicing rights is included in Loan Servicing Loss, Net in the consolidated statements of income and comprehensive income. Estimated amortization expense for identifiable intangibles and mortgage servicing rights for the five succeeding fiscal years and thereafter is as follows:

(Dollars in Thousands)	Total
2005	$7,476
2006	5,920
2007	4,880
2008	4,663
2009	3,921
Thereafter	12,858
Total	$39,718

NOTE 6: TIME DEPOSITS

Time deposits of $100,000 or more totaled $1,470,885,000 and $1,298,439,000 at December 31, 2004 and 2003, respectively. Interest expense for the years ended December 31, 2004, 2003 and 2002 on time deposits of $100,000 or more was approximately $32,019,000, $30,816,000 and $33,358,000, respectively.

The maturities of time deposits of $100,000 or more as of December 31, 2004 follows:

(Dollars in Thousands)
1 Year or Less	$1,243,839
1 to 2 Years	163,694
2 to 3 Years	36,020
3 to 4 Years	22,303
4 to 5 Years	4,707
After 5 Years	322
Total	$1,470,885

NOTE 7: OTHER BORROWED MONEY

As a result of the deconsolidation of the Trusts upon adoption of FIN 46R on January 1, 2004, the trust preferred securities are no longer shown as other borrowed money in the consolidated balance sheets. Instead, the junior subordinated debentures issued to the Trusts are included as other borrowed money. The components of other borrowed money are as follows:

	December 31,
(Dollars in Thousands)	2004	2003
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$108,891	$91,565
Federal Home Loan Bank Advances	285,848	153,000
Trust Preferred Securities	—	15,000
Junior Subordinated Debentures	67,012	—
Total Other Borrowed Money	$461,751	$259,565

The following table summarizes selected information regarding other borrowed money:

	December 31,
(Dollars in Thousands)	2004	2003	2002
Federal Funds Purchased and Securities Sold Under
Repurchase Agreements
Balance at End of Year	$108,891	$91,565	$89,118
Rate on Balance at End of Year	2.17%	2.34%	4.54%
Average Daily Balance	$89,842	$92,281	$89,133
Average Interest Rate	2.45%	3.70%	4.46%
Maximum Month-End Balance	$109,753	$127,781	$101,953

Federal Home Loan Bank Advances
Balance at End of Year	$285,848	$153,000	$185,000
Rate on Balance at End of Year	2.32%	1.05%	1.63%
Average Daily Balance	$161,452	$137,903	$99,954
Average Interest Rate	1.56%	1.49%	1.84%
Maximum Month-End Balance	$287,881	$240,000	$185,000

Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to one year. In addition, the Company has a security sold under agreements to repurchase with a major brokerage firm with an original maturity of five years. These obligations are not federally insured but are collateralized by a security interest in various securities available for sale. These pledged securities are segregated and maintained by a third party bank.

Federal Home Loan Bank (“FHLB”) advances are collateralized by a blanket lien on all qualifying first lien real estate loans, certain pledged securities, the FHLB capital stock owned by the Company and any funds on deposit with the FHLB. The FHLB advances outstanding as of December 31, 2004 consisted of $285,000,000 in advances with terms ranging from 7 to 28 days and an $848,000 advance, obtained with the Southeast Texas acquisition, that matures in December 2006.

On January 1, 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of Riverway Holdings Capital Trust I and Riverway Holdings Capital Trust II, both of which were created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company’s $465,000 investment in the common equity of the two trusts being included in the consolidated balance sheets as other assets with a corresponding increase to other borrowed money. The Company is now recording greater interest expense and dividend income received from the trusts with no effect on net income. The dividend income and interest expense received from and paid to the trusts, respectively, is being included in the consolidated statements of income and comprehensive income as other noninterest income and interest expense. The increases to other noninterest income and interest expense would have been $40,000 for 2003 had FIN 46R been implemented on January 1, 2003. On February 24, 2004, the Company issued an additional $51,547,000 in junior subordinated debentures to Texas Regional Statutory Trust I, a newly formed Connecticut statutory trust and wholly-owned subsidiary of Texas Regional Delaware, Inc., in order to partly fund the Southeast Texas Bancshares, Inc. acquisition.

As of December 31, 2004, the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and Texas Regional Statutory Trust I (“the Trusts”) had the following Trust Preferred Securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding:

(Dollars in Thousands)	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed To Trust	Final Maturity Date
Riverway Holdings Capital Trust I	March 28, 2001	$10,000	10.18% Fixed	$10,310	June 8, 2031

Riverway Holdings Capital Trust II	July 16, 2001	5,000	6-month LIBOR plus 3.75%	5,155	July 25, 2031

Texas Regional Statutory Trust I	February 24, 2004	50,000	3-month LIBOR plus 2.85%	51,547	March 17, 2034

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

At December 31, 2004, the Company had lines of credit totaling $125,000,000 with correspondent banks for short-term liquidity needs and approximately $595,803,000 available at the Federal Home Loan Bank.

NOTE 8: INCOME TAX

The components of income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in Thousands)	2004	2003	2002
Current Income Tax Expense
Federal	$41,002	$34,025	$29,121
State	627	560	82
Total Current Income Tax Expense	41,629	34,585	29,203
Deferred Income Tax Benefit
Federal	(3,564)	(3,169)	(1,752)
State	(131)	(123)	(66)
Total Deferred Income Tax Benefit	(3,695)	(3,292)	(1,818)
Total Income Tax Expense	$37,934	$31,293	$27,385

Following is a reconciliation between the amount of reported income tax expense and the amount computed by multiplying the income before income tax expense by the federal statutory tax rate:

	Years Ended December 31,
	2004		2003		2002
(Dollars in Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at Federal Statutory Rate	$40,107	35%	$32,760	35%	$28,431	35%
Additions (Reductions)
Tax-Exempt Interest	(2,152)	(2)	(1,633)	(2)	(1,120)	(1)
State Earned Surplus Tax, Net of Federal Income Tax Effect	323	—	286	—	10	—
Other, Net	(344)	—	(120)	—	64	—
Total Income Tax Expense	$37,934	33%	$31,293	33%	$27,385	34%

As part of the Southeast Texas Bancshares, Inc. and Valley Mortgage Company, Inc. acquisitions, the Company assumed $5,630,000 and $1,354,000 in net deferred tax liabilities, respectively. The net deferred tax liability included in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities:

	December 31,
(Dollars in Thousands)	2004	2003
Deferred Tax Liability
Premises and Equipment	$11,069	$8,954
Identifiable Intangibles	10,429	5,181
Net Unrealized Gain on Securities Available for Sale	—	5,713
FHLB Dividends	619	397
Securities	1,856	111
Other	407	319
Total Deferred Tax Liability	24,380	20,675
Deferred Tax Asset
Allowance for Loan Losses	16,302	11,251
Deferred Compensation	1,701	740
Mortgage Servicing Rights	157	612
Net Operating Loss from an Acquired Institution	421	—
Net Unrealized Loss on Securities Available for Sale	1,205	—
State Income Taxes	239	231
Loans	99	99
Loan Origination Costs	1,284	879
Other Real Estate	79	73
Other	214	482
Total Deferred Tax Asset Before Valuation Allowance	21,701	14,367
Valuation Allowance	—	—
Total Deferred Tax Asset	21,701	14,367
Net Deferred Tax Liability (Included in Accounts Payable and Accrued Liabilities)	$2,679	$6,308

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and therefore has provided no valuation allowance. The Company’s conclusion that it is “more likely than not” that the deferred tax assets will be realized is based on federal taxable income of $175.5 million in the carryback period, as well as a history of growth in earnings and the prospects for continued growth. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 9: PREFERRED STOCK

The Corporation has 10,000,000 authorized shares of $1 par value preferred stock. The articles of incorporation of the Corporation grant discretion to the Board of Directors to establish series of preferred stock with such rights, preferences and limitations as may be determined by resolution of the Board. No shares of preferred stock are currently outstanding.

NOTE 10: COMMON STOCK

The Corporation has 50,000,000 authorized shares of $1 par value common stock. At December 31, 2004, 2003 and 2002, the number of common shares outstanding was 49,553,120, 29,470,659 and 26,488,153, respectively.

On March 14, 2003, the Board of Directors declared a 10 percent stock dividend distributed on April 15, 2003 to shareholders of record on April 1, 2003. Furthermore, on August 10, 2004, the Board of Directors declared a three-for-two stock split effected as a 50 percent stock dividend to shareholders of record on August 23, 2004 and distributed on August 30, 2004. The per share information for all previous years presented has been restated to retroactively give effect to the 10 percent stock dividend and the three-for-two stock split effected as a 50 percent stock dividend.

NOTE 11: EMPLOYEE BENEFITS

Employee Stock Ownership Plan. The Company had an Employee Stock Ownership Plan (with section 401(k) provisions) covering substantially all of its employees. Effective December 31, 2001, the Company adopted the Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with section 401(k) provisions) (the “KSOP”) primarily to add additional investment options. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have attained age 21 and completed twelve consecutive months and 1,000 hours of credited service, as defined in the plan, except for the 401(k) provisions which require three consecutive months and 250 hours of credited service. In order to be eligible to receive the Company’s matching discretionary contribution, an employee must meet the eligibility requirements for the 401(k) provisions and have attained 1,000 hours of credited service. The Company’s discretionary optional contribution is fully vested after six years of credited service. The Company’s discretionary matching contribution is fully vested when made. Contribution expense, which includes employer matching for the years ended December 31, 2004, 2003 and 2002 was $1,200,000, $1,027,000 and $825,000, respectively.

The Company acquired an existing 401(k) plan in connection with its acquisition of Southeast Texas Bancshares, Inc. The plan is restricted to pre-acquisition participation by qualified employees.

Stock Option Plans. During the last three years, the Company has granted stock options providing for the purchase of Class A Common Stock by certain key employees under eight separate option plans approved by the shareholders. The following discussion concerning stock option plans has been adjusted to reflect stock splits and stock dividends effected during the periods.

The 1995 Nonstatutory Stock Option Plan (“the 1995 NSO Plan”) authorized the award of options up to an aggregate maximum of 367,528 shares at an exercise price of fair market value on the grant date. The Company granted options in 1996 with contractual terms of seven years and a vesting period of four years. In addition, the Company granted options available under the plan in 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 3,570 shares at a weighted average exercise price of $18.85 per share were outstanding, with 2,677 shares exercisable, under the 1995 NSO Plan expiring on May 31, 2012 at December 31, 2004.

The 1997 Nonstatutory Stock Option Plan (“the 1997 NSO Plan”) authorized the award of options up to an aggregate maximum of 340,323 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 247,907 shares at a weighted average exercise price of $12.44 per share were exercised under the 1997 NSO Plan during 2003. The plan expired on July 1, 2003.

The 1997 Incentive Stock Option Plan (“the 1997 ISO Plan”) authorized the award of options up to an aggregate maximum of 272,265 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options were also granted in 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 24,262 shares at a weighted average exercise price of $18.85 per share were outstanding, with 17,768 shares exercisable at December 31, 2004. Outstanding options expire on May 31, 2012.

The 2000 Incentive Stock Option Plan (“the 2000 ISO Plan”) authorized the award of options up to an aggregate maximum of 680,643 shares at an exercise price of fair market value on the grant date. The Company granted options in 2001 and 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options were also granted in 2003 with contractual terms of approximately nine years and a vesting period of three to four years. In addition, options were granted in 2004 with contractual terms of eight to ten years and a vesting period of approximately three to four years. Options to acquire 266,081 shares at a weighted average exercise price of $15.32 per share were outstanding, with 225,041 shares exercisable at December 31, 2004. Options to acquire 179,874 shares under the 2000 ISO Plan expire on April 15, 2011. In addition, options to acquire 75,384 shares expire on May 31, 2012 and options to acquire 10,823 shares expire on April 15, 2014.

The 2002 Nonstatutory Stock Option Plan (“the 2002 NSO Plan”) authorized the award of options up to an aggregate maximum of 247,500 shares at an exercise price of fair market value on the grant date. The Company granted options in 2002 and 2003 with contractual terms of approximately 10 years and nine years, respectively, and a vesting period of approximately three years to four years. Options were also granted in 2004 with contractual terms of ten years and a vesting period of approximately four years. Options to acquire 206,466 shares at a weighted average exercise price of $19.96 per share were outstanding, with 134,013 shares exercisable at December 31, 2004. Options to acquire 197,075 shares under the 2002 NSO Plan expire on May 31, 2012. In addition, options to acquire 9,391 shares expire on April 15, 2014.

The 2002 Incentive Stock Option Plan (“the 2002 ISO Plan”) authorized the award of options up to an aggregate maximum of 247,500 shares at an exercise price of fair market value on the grant date. The Company granted options in 2002 and 2003 with contractual terms of approximately 10 years and nine years, respectively, and a vesting period of approximately three years to four years. Options were also granted in 2004 with contractual terms of ten years and a vesting period of approximately four years. Options to acquire 205,690 shares at a weighted average exercise price of $21.72 per share were outstanding with 90,304 shares exercisable at December 31, 2004. Options to acquire 189,357 shares under the 2000 ISO Plan expire on May 31, 2012. In addition, options to acquire 16,333 shares expire on April 15, 2014.

The 2004 Nonstatutory Stock Option Plan (“the 2004 NSO Plan”) authorized the award of options up to an aggregate maximum of 375,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 2004 with contractual terms of ten years and a vesting period of approximately four years. At December 31, 2004, options to acquire

305,728 shares at a weighted average exercise price of $27.35 per share were outstanding, with 60,102 shares exercisable, under the 2004 NSO Plan expiring on April 15, 2014.

The 2004 Incentive stock Option Plan (“the 2004 ISO Plan”) authorized the award of options up to an aggregate maximum of 375,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 2004 with contractual terms of ten years and a vesting period of approximately four years. At December 31, 2004, options to acquire 325,734 shares at a weighted average exercise price of $27.35 per share were outstanding, with 64,050 shares exercisable, under the 2004 ISO Plan expiring on April 15, 2014.

A summary of the status of the Company’s eight fixed option plans as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is presented below:

	Years Ended December 31,
	2004		2003		2002
Fixed Options	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price	Shares Underlying Options	Weighted Average Exercise Price
Outstanding at Beginning of Year	901,865	$17.70	1,226,389	$15.31	1,122,960	$12.65
Granted	688,649	27.34	161,624	23.34	491,001	18.86
Exercised	(218,993)	15.74	(441,327)	13.15	(362,700)	11.94
Forfeited	(33,990)	22.60	(44,821)	17.57	(24,872)	14.53
Outstanding at End of Year	1,337,531	$22.86	901,865	$17.70	1,226,389	$15.31
Options Exercisable at End of Year	593,955	$19.52	418,089	$16.74	572,306	$13.97
Options Available for Grant at End of Year	122,960		27,619		144,423
Weighted Average Fair Value of Options Granted During the Year	$8.23		$6.33		$5.15

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2004	2003	2002
Expected Life in Years	5.74	8.98	8.33
Interest Rate	3.72%	3.59%	4.97%
Volatility	28.89	28.31	21.21
Dividend Yield	1.22	1.37	1.37

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Exercisable Shares Underlying Options	Weighted Average Exercise Price
$13.39	179,874	6.3	$13.39	179,874	$13.39
$18.85 to $19.31	353,073	7.4	18.87	226,240	18.87
$21.50 to $21.99	5,550	7.4	21.89	1,237	21.87
$23.70 to $23.91	127,275	7.4	23.71	57,561	23.71
$26.08	3,750	7.4	26.08	937	26.08
$27.35	668,009	9.3	27.35	128,106	27.35
$13.39 to $27.35	1,337,531	8.0	$22.86	593,955	$19.52

Deferred Compensation Plans. Effective as of December 14, 1993, the Company adopted a Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. The Deferred Compensation Plan provides for a retirement benefit payable to Mr. Roney (the “Employee”) (or his designated beneficiary or his estate if Mr. Roney dies prior to payment of the full amount of deferred compensation) of $100,000 per year commencing October 29, 2002, and continuing annually thereafter for 14 years. In the event payments are to commence after October 30, 2002, the Company shall pay to Employee on the Late Retirement Date a lump sum equal to the amount of money that would have been paid to Employee had payments commenced on October 30, 2002 (the “Catch-Up Amount”), and in addition, the Company shall pay to Employee $100,000 per year commencing on October 30 of the year next following the Late Retirement Date and continuing regularly on the same calendar day of each year thereafter, (including the Catch-Up Amount and all other payments) the aggregate sum of $1,500,000; and on the Late Retirement Date, the Company shall pay Employee an amount intended to compensate for Employee’s lost earnings potential on the Catch-Up Amount. If Mr. Roney dies prior to commencement of the retirement benefit, payments would commence immediately and be paid to his designated beneficiary or his estate. The Company also adopted the Trust Under Glen E. Roney Deferred Compensation Plan, in the form prescribed by applicable regulations adopted by the Internal Revenue Service for nonqualified deferred compensation plans. Among other things, the Plan and Trust provide for an initial deposit into the Trust by the Company and subsequent deposits at the discretion of the Board of Directors, and further provide for full funding of the amount necessary to discharge the retirement benefit in the event of a change of control, as that term is defined in the Trust. Since Mr. Roney did not retire on October 29, 2002, payments will be based on the Late Retirement Date.

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

The Company has incurred deferred compensation expense of $76,000, $66,000 and $148,000 for the years ended December 31, 2004, 2003 and 2002, respectively, related to the deferred compensation plans previously discussed.

The Bank owns and is the beneficiary of four life insurance policies on the former employees covered by the deferred compensation plans mentioned above. The life insurance policies’ face values are amounts equal to the total benefits paid under the plans.

Southeast Texas Salary Continuation Plan and Executive Deferred Compensation Plan. As part of the Southeast Texas acquisition during 2004, the Company acquired the Salary Continuation Plan and the Executive Deferred Compensation Plan (the “Southeast Texas Plan”). At December 31, 2004, there were 18 plan participants. The Southeast Texas Plan provides for payment of a death benefit to the employee’s beneficiary in the event of the employee’s death prior to the payment of all retirement benefits. Life insurance acquired by the Company indemnifies it against this risk. The life insurance is also being used to finance postretirement benefits to employees under the plan. Earnings generated on the cash surrender values offset the benefit costs. The Southeast Texas Plan is a defined contribution plan.

Under the Southeast Texas Plan, the employee contributes a predetermined percentage of their compensation until their normal retirement date of 65 years of age. The Company makes a matching contribution of 50% of the employee’s deferral contribution and credits interest on the deferral account balance each year until payments begin. At December 31, 2004, the cash surrender value of the life insurance totaled $9,867,000 and is included in other assets in the consolidated balance sheet. The total accrued plan liability at December 31, 2004 was $2,268,000, and is included in accounts payable and accrued liabilities in the consolidated balance sheet. The Company incurred total expenses of $303,000 in 2004 related to the Southeast Texas Plan.

Executive Incentive Compensation Plan. The Company’s shareholders approved the Texas Regional Bancshares, Inc. Executive Incentive Compensation Plan (the “Executive Incentive Compensation Plan” or “the Plan”) on April 19, 2004, which permits the payment of incentive bonuses to the Company’s Chief Executive Officer and other senior executive officers of the Company. The Executive Incentive Compensation Plan is structured to meet the Section 162(m) requirements under which cash awards of incentive compensation may be granted. To date, the only officer of the Company who has been awarded incentive bonuses under this plan is the Chief Executive Officer.

The Performance Goals related to an award made, and the total dollar amount of the proposed incentive payment, are established by the Compensation Committee (the “Committee”) prior to the completion of 25% of the Incentive Period. Incentive payments are paid in cash at such time or times as are determined by the Committee. No payment may be made unless at least one of the return targets is met. The Executive Incentive Compensation Plan authorizes the Compensation Committee to determine the Performance Goals applicable to an incentive period, which may be based on one or more of the following: amount of annual earnings, amount or percentage of annual earnings growth, amount of quarterly earnings, amount or percentage of quarterly earnings growth, earnings growth as compared to the comparable prior period (whether composed of one or several quarterly earnings periods), basic earnings per share, increase in basic earnings per share, fully diluted earnings per share, increase in fully diluted earnings per share, total assets, increase in total assets, amount or percentage of return on average total assets, total equity, amount or percentage of return on total shareholders’ equity, return on average shareholders’ equity, stock price (threshold) and increase in stock price, in each case with or without the exclusion of unusual or extraordinary items. No individual participant may receive more than a maximum of 2.5% of the total income before income taxes of the Company for the year, as an award under the Plan in any calendar year. The Committee has the authority to amend or terminate the Executive Incentive Compensation Plan, but no such action may adversely affect any rights or obligations with respect to any awards theretofore made under the Plan. Unless the shareholders have first approved it, no amendment of the Plan shall be effective which would increase the maximum amount which can be paid to any one participant under the Plan, which would change the specified performance goal for payment, or which would modify the requirements for eligibility for participation in the Plan. No award shall be made under the Plan after December 31, 2008. Based upon the Company having met the specified target of percentage increase in diluted earnings per share, payments to the Company’s Chief Executive Officer under the Executive Incentive Compensation Plan totaled $1,500,000 for 2004. The Committee has established earning targets related to the percentage increase in net income before federal income taxes and the percentage increase in earnings per share as targets for award payments after the initial award.

NOTE 12: COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States of America, are not included on the consolidated balance sheets. These transactions are referred to as “off-balance sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual notional amount of those instruments. The Company attempts to minimize its exposure to loss under these commitments by subjecting them to the same credit approval and monitoring procedures as its other credit facilities.

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

At December 31, 2004, the Company had outstanding commitments to extend credit of approximately $651,303,000, commercial letters of credit of $222,000, standby letters of credit of $79,885,000, and credit card guarantees of $1,426,000. In addition, the Company had construction and real estate commitments of $3,069,000.

The Company enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2004, the maximum potential amount of future payments is $79,885,000.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, equipment and income-producing real estate. The majority of the Company’s letters of credit are collateralized by accounts receivable, inventory and equipment. The recourse provisions of the agreements allow the Company to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Company creates a loan covered by collateral. The fair value of the guarantees was $18,000 and $13,000 at December 31, 2004 and 2003, respectively.

The Company was obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to forty years. Lease expense was $3,020,000, $1,216,000 and $585,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Minimum future lease payments on operating leases, with terms of one year or more, as of December 31, 2004 are as follows:

(Dollars in Thousands)	Office Space	Equipment	Parking Garage	Total
2005	$3,092	$181	$172	$3,445
2006	2,779	155	172	3,106
2007	2,268	144	172	2,584
2008	745	627	172	1,544
2009	562	1	172	735
Thereafter	4,523	—	3,643	8,166
Total Future Minimum Lease Payments	$13,969	$1,108	$4,503	$19,580

In the normal course of business, the Company also leases space in buildings it owns to third parties. Lease income was $1,612,000, $1,549,000 and $1,495,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Lease income is recorded in net occupancy expense in the consolidated statements of income and comprehensive income. Minimum future rentals from buildings owned as of December 31, 2004 are as follows:

(Dollars in Thousands)	Total
2005	$1,239
2006	1,047
2007	817
2008	650
2009	347
Thereafter	—
Total Minimum Future Rentals	$4,100

The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the consolidated financial position and results of operations of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 13: OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following:

	Years Ended December 31,
(Dollars in Thousands)	2004	2003	2002
Advertising and Public Relations	$5,746	$3,755	$2,697
Data Processing and Check Clearing	6,567	3,470	2,812
Directors Fees	766	523	485
Franchise Tax	324	254	215
Insurance	717	559	532
FDIC Insurance	673	518	529
Legal	1,573	1,764	1,367
Professional	3,154	2,909	3,283
Postage, Delivery and Freight	2,757	1,695	1,541
Printing, Stationery and Supplies	3,784	2,346	2,199
Telephone	1,660	949	880
Other Losses, Net	1,533	829	815
Miscellaneous Expense	5,543	3,275	2,801
Total	$34,797	$22,846	$20,156

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

The number of shares outstanding and related net income per share amounts for 2004, 2003 and 2002 have been adjusted to reflect stock splits and stock dividends effected during the periods.

The table below presents a reconciliation of basic and diluted net income per share computations.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2004	2003	2002
Net Income Available to Common Shareholders	$76,658	$62,309	$53,847
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	48,042,638	44,057,833	42,918,749
Add Assumed Exercise of Dilutive Securities Outstanding Stock Options	311,865	242,692	191,973
Riverway Holdback Shares	—	247,500	212,240
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculation	48,354,503	44,548,025	43,322,962
Basic EPS	$1.60	$1.41	$1.25
Diluted EPS	1.59	1.40	1.24

NOTE 15: TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY) CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	December 31,
(Dollars in Thousands)	2004	2003
Assets
Cash in Subsidiary Bank	$24,578	$25,383
Total Cash and Cash Equivalents	24,578	25,383
Investments in Consolidated Subsidiaries	576,705	400,823
Furniture and Equipment	86	76
Other Assets	2,073	733
Total Assets	$603,442	$427,015
Liabilities
Accounts Payable and Accrued Liabilities	$4,427	$1,728
Dividends Payable	4,957	3,556
Total Liabilities	9,384	5,284
Shareholders’ Equity	594,058	421,731
Total Liabilities and Shareholders’ Equity	$603,442	$427,015

Condensed Statements of Income

	Years Ended December 31,
(Dollars in Thousands)	2004	2003	2002
Income
Dividends Received	$129,089	$7,759	$19,351
Other	(25)	3	—
Total Income	129,064	7,762	19,351
Expense
Occupancy Expense	17	17	14
Equipment Expense	25	22	25
Directors Fees	297	198	156
Legal and Professional	302	209	174
Printing, Stationery and Supplies	204	157	209
Other	50	37	56
Total Expense	895	640	634
Income Before Income Tax Benefit and Equity in Undistributed Net Income (Loss) of Subsidiaries	128,169	7,122	18,717
Income Tax Benefit	(322)	(227)	(213)
Income Before Equity in Undistributed Net Income (Loss) of Subsidiaries	128,491	7,349	18,930
Equity in Undistributed Net Income (Loss) of Subsidiaries	(51,833)	54,960	34,917
Net Income	$76,658	$62,309	$53,847

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2004	2003	2002
Cash Flows from Operating Activities
Net Income	$76,658	$62,309	$53,847
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	15	15	15
Loss on Disposal of Premises and Equipment	25	—	—
Undistributed Net (Income) Loss of Subsidiaries	51,833	(54,960)	(34,917)
(Increase) Decrease in Other Assets	(715)	335	(1,298)
Increase (Decrease) in Income Taxes Payable	(605)	(412)	725
Increase in Deferred Income Taxes	(6)	(5)	(1)
Increase in Accounts Payable and Accrued Liabilities	3,404	1,615	651
Net Cash Provided by Operating Activities	130,609	8,897	19,022
Cash Flows from Investing Activities
Purchase of Fixed Assets	(105)	—	(42)
Proceeds from Sale of Premises and Equipment	41	—	—
Contribution to Subsidiary	—	(1,706)	—
Net Cash Used in Mergers	(118,097)	(36)	(267)
Net Cash Used in Investing Activities	(118,161)	(1,742)	(309)
Cash Flows from Financing Activities
Proceeds from Sale of Common Stock	3,446	5,800	4,330
Cash Dividends Paid on Common Stock	(16,662)	(13,842)	(11,059)
Cash Paid in Lieu of Fractional Shares	(37)	(44)	(21)
Net Cash Used in Financing Activities	(13,253)	(8,086)	(6,750)
Net Increase (Decrease) in Cash and Cash Equivalents	(805)	(931)	11,963
Cash and Cash Equivalents at Beginning of Year	25,383	26,314	14,351
Cash and Cash Equivalents at End of Year	$24,578	$25,383	$26,314
Supplemental Disclosures of Cash Flow Information Income Taxes Paid	$40,903	$33,558	$28,520

NOTE 16: RESTRICTIONS ON RETAINED EARNINGS

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The amount of retained earnings in the Bank at December 31, 2004 was $155,322,000. On December 31, 2004, the aggregate amount of dividends, which legally could be paid to the Corporation without prior approval of various regulatory agencies, totaled $54,883,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company meets all capital adequacy requirements to which it is subject at December 31, 2004.

At December 31, 2004, the most recent notification from the Federal Reserve Board categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
December 31, 2004
Total Capital (to Risk-Weighted Assets)	$501,326	11.91%	$336,800	8.00%	$421,001	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	456,302	10.84	168,400	4.00	252,600	6.00
Tier 1 Capital (to Average Assets)	456,302	8.32	219,331	4.00	274,163	5.00
December 31, 2003
Total Capital (to Risk-Weighted Assets)	$411,360	13.94%	$236,074	8.00%	$295,092	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	380,126	12.88	118,037	4.00	177,055	6.00
Tier 1 Capital (to Average Assets)	380,126	9.26	164,120	4.00	205,149	5.00

Texas State Bank
December 31, 2004
Total Capital (to Risk-Weighted Assets)	$475,282	11.31%	$336,320	8.00%	$420,399	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	430,258	10.23	168,160	4.00	252,240	6.00
Tier 1 Capital (to Average Assets)	430,258	7.86	218,899	4.00	273,624	5.00
December 31, 2003
Total Capital (to Risk-Weighted Assets)	$387,344	13.14%	$235,890	8.00%	$294,863	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	356,110	12.08	117,945	4.00	176,918	6.00
Tier 1 Capital (to Average Assets)	356,110	8.68	164,021	4.00	205,026	5.00

NOTE 18: FAIR VALUE OF FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31,
	2004		2003
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and Due From Banks	$145,528	$145,528	$100,167	$100,167
Interest-Bearing and Time Deposits	787	787	755	755
Securities Available for Sale	1,530,503	1,530,503	1,385,814	1,385,814
Securities Held to Maturity	210	215	410	431
Loans Held for Sale	28,982	28,982	24,078	24,078
Loans Held for Investment	3,750,519	3,729,208	2,519,694	2,545,573

Financial Liabilities:
Demand Deposits	866,773	866,773	536,211	536,211
Savings	211,825	211,825	147,236	147,236
Money Market Checking and Savings	1,440,207	1,440,271	964,436	964,436
Time Deposits	2,242,035	2,257,398	1,868,552	1,887,179
Federal Funds Purchased and Securities Sold Under Repurchase Agreement	108,891	109,259	91,565	93,317
Federal Home Loan Bank Advances	285,848	285,895	153,000	153,027
Trust Preferred Securities	—	—	15,000	17,219
Junior Subordinated Debentures	67,012	69,981	—	—

Off-Balance-Sheet Instruments:
Commitments to Extend Credit	2,825	2,825	2,448	2,448

Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments:

CASH AND DUE FROM BANKS

Carrying value approximates fair value due to short-term nature of these instruments.

INTEREST-BEARING AND TIME DEPOSITS

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

NOTE 19: BUSINESS COMBINATIONS

On February 22, 2002, the Company completed the acquisition of Riverway Holdings, Inc. and its subsidiary, Riverway Bank located in Houston, Harris County, Texas. The shareholders of Riverway Holdings, Inc. (“Riverway”) received 1,176,226 shares of Texas Regional common stock in exchange for their shares of Riverway common stock. In addition, 100,000 shares (247,500 shares following the stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement. During fourth quarter 2004, the Company terminated the holdback escrow agreement and released the shares in escrow after certain contingencies were resolved. Riverway had total assets of approximately $681.1 million, loans held for investment of $347.0 million, deposits of $504.6 million and equity of $30.4 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition, February 22, 2002. Riverway Bank merged with and into the Bank.

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

The shareholders of Southeast Texas Bancshares, Inc. received $113,197,000 in cash and 3,073,043 shares of newly issued Texas Regional common stock in exchange for all of the outstanding shares of Southeast Texas Bancshares, Inc. The aggregate purchase price was $225,830,000. The cash portion of the purchase price was partly funded through the proceeds of the trust preferred securities issued by Texas Regional Statutory Trust I. The value of the 3,073,043 shares issued is based on the average market price of Texas Regional common stock over the two-day period before and after the terms of the acquisition were agreed to and announced.

On November 23, 2004, the Company completed the acquisition of Valley Mortgage Company, Inc. (“Valley Mortgage”). Valley Mortgage is a privately held mortgage banking firm headquartered in McAllen, Texas with additional offices in Brownsville, Corpus Christi, Del Rio, Harlingen, Laredo, San Antonio and Sugar Land. The shareholders of Valley Mortgage received $4,593,000 in cash and 294,129 shares of newly issued Texas Regional common stock in exchange for all of the outstanding shares of Valley Mortgage. The aggregate purchase price was $13,402,000. The value of the 294,129 shares issued is based on the average market price of Texas Regional common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. The transaction was accounted for under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements from the date of acquisition, November 23, 2004.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the Southeast Texas and Valley Mortgage transactions at the date of acquisition:

(Dollars in Thousands)	Southeast Texas	Valley Mortgage
Assets
Cash and Cash Equivalents	$187,325	$2,511
Securities	143,569	1,397
Loans Held for Sale	2,691	3,246
Loans Held for Investment	687,884	84
Allowance for Loan Losses	(8,795)	—
Property and Equipment	18,575	1,219
Intangible Assets	19,890	—
Goodwill	134,233	6,928
Other Assets	30,583	2,647
Total Assets Acquired	$1,215,955	$18,032
Liabilities
Deposits	$966,953	$—
Other Borrowed Money	13,400	2,967
Other Liabilities	9,772	1,663
Total Liabilities Assumed	990,125	4,630
Net Assets Acquired	$225,830	$13,402

The $19,890,000 acquired intangible assets consist principally of core deposit intangibles. The core deposit premium is being amortized over its estimated useful life of 20 years. In addition, none of the goodwill recorded with the acquisitions is deductible for income tax purposes.

The following table reflects the proforma results of operations for 2004 and 2003 as though the Southeast Texas and Valley Mortgage business combinations had been completed as of January 1, 2003:

(Dollars in Thousands, Except Per Share Data)	2004	2003
Net Interest Income Before Provision for Loan Losses	$213,067	$184,780
Net Income	77,807	72,396
Earnings Per Share
Basic	1.58	1.48
Diluted	1.57	1.46

NOTE 20: RELATED PARTY TRANSACTION

On April 4, 2003, the Company purchased approximately 15.9 acres of land for $2,805,000 from a partnership. The Chairman of the Board of the Company owns a 10 percent interest in the partnership. The property was purchased for development of an operations center and branch facility for the Company.

NOTE 21: SUBSEQUENT EVENTS (UNAUDITED)

On January 14, 2005, the Company completed the acquisition through merger of Mercantile Bank & Trust, FSB (“Mercantile”). Mercantile was a privately held Federal savings bank headquartered in Dallas, Texas, with two additional banking locations in the Dallas metropolitan area. The shareholders of Mercantile received $35,640,000 in cash in exchange for all the outstanding shares of Mercantile. The transaction was accounted for under the purchase method of accounting. Mercantile had total assets of $213.8 million, loans of $118.1 million, deposits of $197.5 million and shareholders’ equity of $14.7 million. Mercantile was merged with and into the Bank.

During February 2005, the Company received a special distribution of proceeds totaling $3.4 million, after tax, from the January 2005 merger of the PULSE EFT Association with Discover Financial Services, a business unit of Morgan Stanley.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Quarterly Income Statements

(Dollars in Thousands, Except Per Share Data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2004
Interest Income	$75,931	$71,557	$67,631	$56,938
Interest Expense	20,340	17,736	15,897	13,834
Net Interest Income	55,591	53,821	51,734	43,104
Provision for Loan Losses	5,769	6,197	4,693	3,924
Noninterest Income	20,180	21,002	19,085	13,468
Noninterest Expense	38,738	38,698	38,511	26,863
Income Before Income Tax Expense	31,264	29,928	27,615	25,785
Applicable Income Tax Expense	10,416	10,107	8,783	8,628
Net Income	$20,848	$19,821	$18,832	$17,157
Per Common Share Data (1)
Basic EPS	$0.42	$0.41	$0.39	$0.38
Diluted EPS	0.42	0.40	0.38	0.38

2003
Interest Income	$53,537	$51,236	$52,017	$51,987
Interest Expense	13,589	14,093	16,051	16,652
Net Interest Income	39,948	37,143	35,966	35,335
Provision for Loan Losses	3,184	3,851	2,429	3,691
Noninterest Income	10,963	13,241	13,759	12,292
Noninterest Expense	23,787	23,267	23,617	21,219
Income Before Income Tax Expense	23,940	23,266	23,679	22,717
Applicable Income Tax Expense	7,996	7,697	8,224	7,376
Net Income	$15,944	$15,569	$15,455	$15,341
Per Common Share Data (1)
Basic EPS	$0.36	$0.35	$0.35	$0.35
Diluted EPS	0.36	0.35	0.35	0.35

(1)  Restated to retroactively give effect to the 10 percent stock dividend declared by Texas Regional during first quarter 2003 and distributed during second quarter 2003 and the three-for-two stock split declared and distributed during third quarter 2004, effected as a 50% stock dividend.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the date of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Texas Regional Bancshares, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

The Company acquired Valley Mortgage Company, Inc. during 2004, and management excluded from its assessment of the effectiveness of Texas Regional Bancshares, Inc.’s internal control over financial reporting as of December 31, 2004, Valley Mortgage Company, Inc.’s internal control over financial reporting associated with total assets of $18,864,000 and total revenues of $622,000 included in the consolidated financial statements of Texas Regional Bancshares, Inc. as of and for the year ended December 31, 2004.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Texas Regional Bancshares, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Texas Regional Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Regional Bancshares, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Texas Regional Bancshares, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of Texas Regional Bancshares, Inc.’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9 C).  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Texas Regional Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Texas Regional Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Texas Regional Bancshares, Inc. acquired Valley Mortgage Company, Inc. during 2004, and management excluded from its assessment of the effectiveness of Texas Regional Bancshares, Inc.’s internal control over financial reporting as of December 31, 2004, Valley Mortgage Company, Inc.’s internal control over financial reporting associated with total assets of $18,864,000 and total revenues of $622,000 included in the consolidated financial statements of Texas Regional Bancshares, Inc. as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Texas Regional Bancshares, Inc. also excluded an evaluation of the internal control over financial reporting of Valley Mortgage Company, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

March 8, 2005

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to the sections entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 25, 2005. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the section entitled “Executive Officers” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 25, 2005. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding ownership of the Company’s common stock by certain beneficial owners and by management and the information regarding the Company’s equity compensation plan are incorporated herein by reference to the sections entitled “Stock Ownership of Principal Shareholders and Others” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 25, 2005. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding transactions between management and others and the Company called for by Item 13 is incorporated herein by reference to the sections entitled “Transactions with Management and Others” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 25, 2005. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Relationship with Independent Auditors” incorporated herein by reference from the definitive Proxy Statement for Texas Regional’s Annual Meeting of Shareholders to be held April 25, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

(1)   The following consolidated financial statements of the registrant and its subsidiaries, are included herein:

(i)            Report of Independent Registered Public Accounting Firm

(ii)           Consolidated Balance Sheets – December 31, 2004 and 2003

(iii)          Consolidated Statements of Income and Comprehensive Income - Years Ended December 31, 2004, 2003 and 2002

(iv)          Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2004, 2003 and 2002

(v)           Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002

(vi)          Notes to Consolidated Financial Statements - Years Ended December 31, 2004, 2003 and 2002

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

3.5           Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed April 12, 1991 (incorporated by reference from Form 10-K for the year ended December 31, 1991, Commission File No. 000-14517).

3.6           Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed March 2, 1992 (incorporated by reference from Form 10-K for the year ended December 31, 1991, Commission File No. 000-14517).

3.7           Resolution Eliminating from the Articles of Incorporation certain preferred series of shares of Texas Regional Bancshares, Inc., filed February 21, 1995 (incorporated by reference from Form 10-K for the year ended December 31, 1994, Commission File No. 000-14517).

3.8           Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed June 3, 1998 (incorporated by reference from Form S-8 dated June 26, 1998, Commission File No. 333-57819).

3.9           Amended and Restated Bylaws of Texas Regional Bancshares, Inc. (incorporated by reference from Form S-8 dated June 26, 1998, Commission File No. 333-57819).

4              Relevant portions of Texas Regional Bancshares, Inc. Articles of Incorporation and Bylaws (incorporated by reference from Exhibits 3.1 through 3.9).

10.1         Texas Regional Bancshares, Inc. 1995 Nonstatutory Stock Option Plan (incorporated by reference from Form S-1 filed March 6, 1996, Commission File No. 333-01467).

10.2         Texas Regional Bancshares, Inc. 1997 Incentive Stock Option Plan (incorporated by reference from Form S-4 filed January 8, 1998, Commission File No. 333-41959).

10.3         Texas Regional Bancshares, Inc. 1997 Nonstatutory Stock Option Plan (incorporated by reference from Form S-4 filed January 8, 1998, Commission File No. 333-41959).

10.4         Amendment Number 1 to Texas Regional Bancshares, Inc. 1997 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed June 26, 1998, Commission File No. 333-57819).

10.5         Amendment Number 1 to Texas Regional Bancshares, Inc. 1997 Nonstatutory Stock Option Plan (incorporated by reference from Form S-8 filed June 26, 1998, Commission File No. 333-57831).

10.6         Texas Regional Bancshares, Inc. 2000 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed June 12, 2001, Commission File No. 333-62834).

10.7         Texas Regional Bancshares, Inc. 2002 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed June 10, 2002, Commission File No. 333-90146).

10.8         Texas Regional Bancshares, Inc. 2002 Nonstatutory Stock Option Plan (incorporated by reference from Form S-8 filed June 10, 2002, Commission File No. 333-90144).

10.9         Texas Regional Bancshares, Inc. 2004 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed July 16, 2004, Commission File No. 333-117438).

10.10       Texas Regional Bancshares, Inc. 2004 Nonstatutory Stock Option Plan (incorporated by reference from Form S-8 filed July 16, 2004, Commission File No. 333-117435).

10.11       Glen E. Roney Amended and Restated Deferred Compensation Plan dated as of March 11, 1997 (incorporated by reference from Form 10-K filed March 12, 1997, Commission File No. 000-14517).

10.12       Amendment Number 1 to Glen E. Roney Deferred Compensation Plan effective March 11, 1997, which amendment is effective June 25, 1997 (incorporated by reference from Form 10-Q filed October 21, 1997, Commission File No. 000-14517).

10.13       Amendment Number 2 to Glen E. Roney Deferred Compensation Plan effective March 11, 1997, which amendment is effective July 25, 1997 (incorporated by reference from Form 10-Q filed October 21, 1997, Commission File No. 000-14517).

10.14       Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) Provisions), effective December 31, 2001 (incorporated by reference from Form S-8 filed December 21, 2001, Commission File No. 333-75680).

10.15       Amendment Number 1 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) Provisions) (incorporated by reference from Form S-8 filed December 21, 2001, Commission File No. 333-75680).

10.16       Amendment Number 2 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 18, 2002, Commission File No. 000-14517).

10.17       Amendment Number 3 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 18, 2002, Commission File No. 000-14517).

10.18       Amendment Number 4 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 18, 2002, Commission File No. 000-14517).

10.19       Amendment Number 5 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 13, 2003, Commission File No. 000-14517).

10.20       Amendment Number 6 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions)  (incorporated by reference from Form 10-K filed March 13, 2003, Commission File No. 000-14517).

10.21       Amendment Number 7 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 10, 2004, Commission File No. 000-14517).

10.22       Amendment Number 8 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 10, 2004, Commission File No. 000-14517).

10.23       Amendment Number 9 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 10, 2004, Commission File No. 000-14517).

10.24       Amendment Number 10 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed May 10, 2004, Commission File No. 000-14517).

10.25       Amendment Number 11 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed August 9, 2004, Commission File No. 000-14517).

10.26       Amendment Number 12 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed August 9, 2004, Commission File No. 000-14517).

10.27       Amendment Number 13 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed November 9, 2004, Commission File No. 000-14517).

10.28       Amendment Number 14 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

10.29       Texas Regional Bancshares, Inc. Executive Incentive Compensation Plan (filed herewith).

10.30       Employment Agreement by and between J. Pat Parsons and Texas Regional Bancshares, Inc. (filed herewith).

14            Code of Ethics (incorporated by reference from Form 10-K filed March 10, 2004, Commission File No. 000-14517).

21            Subsidiaries of the Registrant (filed herewith).

23            Consent of KPMG LLP (filed herewith).

31.1         Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer)(filed herewith).

31.2         Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer)(filed herewith).

32.1         Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)   Reports on Form 8-K

On October 8, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K, concerning the execution of a definitive agreement for Texas Regional to acquire through merger Mercantile Bank & Trust, FSB.

On October 18, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing third quarter 2004 earnings.

On November 23, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K, concerning the completion of the acquisition of Valley Mortgage Company, Inc.

On December 14, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the Company’s press release announcing that its Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable on January 14, 2005 to common shareholders of record on January 1, 2005.

On December 23, 2004, Texas Regional Bancshares, Inc. filed a Current Report on Form 8-K disclosing the execution of a Settlement Agreement and General Release with Ace American Insurance Company, Royal Indemnity Company, American Motorists Insurance Company, Jack H. Mayfield, Jr., David L. Lane and Joseph E. Reid as former directors and shareholders of Riverway Holdings, Inc. The Settlement Agreement settles claims made against Texas Regional by General Electric Capital Corporation and the insurers arising out of a series of lease pool purchase and sale transactions that Riverway Bank engaged in with Commercial Money Center, Inc. and its affiliates, prior to the acquisition of Riverway Bank. In addition, the Current Report on Form 8-K disclosed the termination of the Holdback Escrow Agreement entered into between Texas Regional, Riverway Holdings, Inc., the Texas State Bank Trust Department and Jack H. Mayfield, Jr. as the Shareholder Representative for the former Riverway shareholders. The Holdback Escrow Agreement was entered into at the time of the acquisition of Riverway Holdings, Inc. by Texas Regional in February 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

March 8, 2005	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ G. E. Roney	Chairman of the Board, President and Chief	March 8, 2005
Glen E. Roney	Executive Officer (principal executive officer)

/s/ Morris Atlas	Director	March 8, 2005
Morris Atlas

/s/ Frank N. Boggus	Director	March 8, 2005
Frank N. Boggus

/s/ Robert G. Farris	Director	March 8, 2005
Robert G. Farris

/s/ C. Kenneth Landrum, M.D.	Director	March 8, 2005
C. Kenneth Landrum, M.D.

/s/ David L. Lane	Director	March 8, 2005
David L. Lane

/s/ Jack H. Mayfield, Jr.	Director	March 8, 2005
Jack H. Mayfield, Jr.

/s/ Joe Penland, Sr.	Director	March 8, 2005
Joe Penland, Sr.

/s/ Joeseph E. Reid	Director	March 8, 2005
Joseph E. Reid

/s/ Julie G. Uhlhorn	Director	March 8, 2005
Julie G. Uhlhorn

/s/ Walter Umphrey	Director	March 8, 2005
Walter Umphrey

/s/ M. M. Yzaguirre	Director	March 8, 2005
Mario Max Yzaguirre

/s/ Paul S. Moxley	Senior Executive Vice President	March 8, 2005
Paul S. Moxley

/s/ R. T. Pigott, Jr.	Executive Vice President and Chief Financial	March 8, 2005
R. T. Pigott, Jr.	Officer (principal financial officer)

/s/ Janie S. Moran	Controller/Assistant Secretary (principal	March 8, 2005
Janie S. Moran	accounting officer)

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Sequentially Numbered Exhibit

10.28	Amendment Number 14 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions).
10.29	Texas Regional Bancshares, Inc. Executive Incentive Compensation Plan.
10.30	Employment Agreement by and between J. Pat Parsons and Texas Regional Bancshares, Inc.
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer).
31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer).
32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.