Form 10-Q
period 2005-03-31
TEXAS REGIONAL BANCSHARES INC
filed 2005-05-10
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number: 000-14517

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

There were 49,595,709 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of May 9, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and Due From Banks	$133,450	$145,528
Interest-Bearing Deposits at Other Banks	793	779
Federal Funds Sold	22,000	—
Total Cash and Cash Equivalents	156,243	146,307
Time Deposits	—	8
Securities Available for Sale, at Fair Value	1,652,228	1,530,503
Securities Held to Maturity, at Amortized Cost (Fair Value of $213 in 2005 and $215 in 2004)	210	210
Loans Held for Sale, Net of Unearned Discount of $44 in 2005 and $17 in 2004	25,041	28,982
Loans Held for Investment, Net of Unearned Discount of $261 in 2005 and $376 in 2004	3,843,779	3,750,519
Less: Allowance for Loan Losses	(47,313)	(45,024)
Net Loans Held for Investment	3,796,466	3,705,495
Premises and Equipment, Net	140,145	134,239
Accrued Interest Receivable	36,968	36,082
Other Real Estate	6,909	6,223
Goodwill, Net	194,963	174,503
Identifiable Intangibles, Net	30,022	29,607
Other Assets	50,278	47,188
Total Assets	$6,089,473	$5,839,347
Liabilities
Deposits
Demand	$920,271	$866,773
Savings	222,538	211,825
Money Market Checking and Savings	1,593,299	1,440,207
Time Deposits	2,266,032	2,242,035
Total Deposits	5,002,140	4,760,840
Other Borrowed Money	441,329	461,751
Accounts Payable and Accrued Liabilities	45,108	22,698
Total Liabilities	5,488,577	5,245,289
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 50,000,000 Shares Authorized; Issued 49,614,003 Shares in 2005 and 49,574,900 Shares in 2004	49,614	49,575
Paid-In Capital	402,128	401,414
Retained Earnings	164,860	146,020
Accumulated Other Comprehensive Loss, Net of Tax	(14,967)	(2,212)
Treasury Stock; 21,780 Shares in 2005 and 2004, at cost	(739)	(739)
Total Shareholders’ Equity	600,896	594,058
Total Liabilities and Shareholders’ Equity	$6,089,473	$5,839,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Interest Income
Loans Held for Sale	$645	$259
Loans Held for Investment, Including Fees	66,061	44,515
Securities
Taxable	12,929	11,209
Tax-Exempt	1,210	921
Interest-Bearing and Time Deposits	31	17
Federal Funds Sold	100	17
Total Interest Income	80,976	56,938
Interest Expense
Deposits	20,238	12,438
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	568	575
Federal Home Loan Bank Advances	1,444	283
Other Borrowed Money	1,046	538
Total Interest Expense	23,296	13,834
Net Interest Income Before Provision for Loan Losses	57,680	43,104
Provision for Loan Losses	5,407	3,924
Net Interest Income After Provision for Loan Losses	52,273	39,180
Noninterest Income
Service Charges on Deposit Accounts	9,140	7,298
Other Service Charges	3,172	2,096
Insurance Commissions, Fees and Premiums	926	301
Trust Service Fees	1,840	727
Net Realized Gains (Losses) on Sales of Securities Available for Sale	(2)	499
Data Processing Service Fees	2,624	2,122
Loan Servicing Income (Loss), Net	153	(182)
Other Noninterest Income	6,958	607
Total Noninterest Income	24,811	13,468
Noninterest Expense
Salaries and Employee Benefits	22,717	13,782
Net Occupancy Expense	3,409	2,173
Equipment Expense	3,987	3,219
Other Real Estate Expense, Net	229	121
Amortization of Identifiable Intangibles	1,841	798
Other Noninterest Expense, Net	8,979	6,770
Total Noninterest Expense	41,162	26,863
Income Before Income Tax Expense	35,922	25,785
Income Tax Expense	12,123	8,628
Net Income	23,799	17,157
Other Comprehensive Income (Loss), Net of Tax
Net Unrealized Gains (Losses) on Securities Available for Sale
Net Unrealized Holding Gains (Losses) Arising During Period	(12,756)	8,592
Less: Reclassification Adjustment for Net Realized Gains (Losses) Included in Net Income	(1)	324
Total Other Comprehensive Income (Loss)	(12,755)	8,268
Comprehensive Income	$11,044	$25,425
Net Income Per Common Share
Basic	$0.48	$0.38
Diluted	0.48	0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in Thousands)

	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(Unaudited)
Three Months Ended March 31, 2005
Balance, December 31, 2004	$49,575	$401,414	$146,020	$(2,212)	$(739)	$594,058
Net Income	—	—	23,799	—	—	23,799
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	(12,755)	—	(12,755)
Total Comprehensive Income	—	—	23,799	(12,755)	—	11,044
Exercise of Stock Options, 39,103 Shares of Class A Common Stock	39	625	—	—	—	664
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	89	—	—	—	89
Class A Common Stock Cash Dividends	—	—	(4,959)	—	—	(4,959)
Balance, March 31, 2005	$49,614	$402,128	$164,860	$(14,967)	$(739)	$600,896

Three Months Ended March 31, 2004
Balance, December 31, 2003	$29,471	$278,131	$103,773	$10,356	$—	$421,731
Net Income	—	—	17,157	—	—	17,157
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	8,268	—	8,268
Total Comprehensive Income	—	—	17,157	8,268	—	25,425
Exercise of Stock Options, 20,902 Shares of Class A Common Stock	21	477	—	—	—	498
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	82	—	—	—	82
Issuance of Common Stock	3,073	107,079	—	—	—	110,152
Class A Common Stock Cash Dividends	—	—	(4,091)	—	—	(4,091)
Balance, March 31, 2004	$32,565	$385,769	$116,839	$18,624	$—	$553,797

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$23,799	$17,157
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion	7,271	6,179
Provision for Loan Losses	5,407	3,924
Provision for Estimated Losses on Other Real Estate and Other Assets	—	387
Decrease in Valuation Allowance for Mortgage Servicing Rights	(148)	(181)
Net Realized Gains (Losses) on Sale of Securities Available for Sale	2	(499)
(Gain) Loss on Sale of Other Assets	(52)	13
(Gain) Loss on Sale of Other Real Estate	18	(146)
(Gain) Loss on Disposal of Premises and Equipment	(22)	10
Gain on Sale of Loans Held for Sale	(488)	(36)
Gain on Sale of Mortgage Servicing Rights	(319)	—
Net Decrease in Loans Held for Sale	4,429	5,169
Deferred Tax Benefit	(1,410)	(652)
(Increase) Decrease in Accrued Interest Receivable and Other Assets	2,753	(259)
Increase in Accounts Payable and Accrued Liabilities	13,585	10,639
Net Cash Provided by Operating Activities	54,825	41,705
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	8	95
Proceeds from Sales of Securities Available for Sale	21,899	88,830
Proceeds from Maturing Securities Available for Sale	47,743	39,059
Purchases of Securities Available for Sale	(202,009)	(141,277)
Loan Originations and Advances, Net	16,148	(89,994)
Recoveries of Charged-Off Loans	760	559
Proceeds from Sale of Premises and Equipment	22	342
Purchases of Premises and Equipment	(4,322)	(4,115)
Proceeds from Sale of Other Real Estate	957	289
Proceeds from Sale of Other Assets	339	517
Net Cash Provided by Mergers	20,422	71,965
Net Cash Used in Investing Activities	(98,033)	(33,730)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	78,535	8,645
Net Increase (Decrease) in Time Deposits	(10,678)	61,238
Net Increase (Decrease) in Other Borrowed Money	(10,422)	34,916
Cash Dividends Paid on Class A Common Stock	(4,955)	(3,556)
Proceeds from the Sale of Common Stock	664	498
Net Cash Provided by Financing Activities	53,144	101,741
Increase in Cash and Cash Equivalents	9,936	109,716
Cash and Cash Equivalents at Beginning of Period	146,307	100,723
Cash and Cash Equivalents at End of Period	$156,243	$210,439

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$22,407	$13,656
Income Taxes Paid	200	—
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	3,450	839
Financing Provided for Sales of Other Real Estate	131	1,214
Increase in Securities Purchased But Not Settled	—	590
Increase in Securities Sold But Not Settled	10,091	40,474
Increase Other Real Estate Sold But Not Settled	1,452	—
Net Increase in Dividends Payable	4	535
The Company acquired Mercantile Bank & Trust, FSB, on January 14, 2005.
Assets acquired and liabilities assumed are as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	144,464	—
Net Cash and Cash Equivalents Received	20,430	—
Fair Value of Liabilities Assumed	164,894	—
The Company acquired Southeast Texas Bancshares, Inc. and its subsidiary, Community Bank and Trust, SSB, on March 12, 2004. Assets acquired and liabilities assumed are as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	—	1,021,174
Net Cash and Cash Equivalents Received	—	71,965
Fair Value of Liabilities Assumed	—	982,987
Fair Value of Stock Issued	—	110,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with U.S. generally accepted accounting principles. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2005 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (“Texas Regional” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

The condensed consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. (the “Parent”) and its wholly-owned subsidiaries, Texas Regional Delaware, Inc., Southeast Texas Insurance Services, L.P., operating under the name Community Insurance, Port Arthur Abstract and Title Company, Southeast Texas Title Company, Texas State Bank (the “Bank”), TSB Securities, Inc., TSB Properties, Inc., Hydrox Holdings, Inc. and Valley Mortgage Company, Inc. The Company eliminates all significant intercompany transactions and balances in consolidation. The Company accounts for its investments in subsidiaries on the equity method in the Parent’s financial statements.

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

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004) (“Statement 123R”) “Share-Based Payment”, a revision of Statement No. 123 (“Statement 123”),”Accounting for Stock-Based Compensation”. This statement supersedes Accounting Principles Board Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees”. Statement 123R eliminates an entity’s ability to report employee stock options under the methods prescribed by Opinion 25. Statement 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires entities to recognize the cost of employee services received in exchange for an award of equity instruments, based on the grant-date fair value of the awards. In April 2005, the Securities and Exchange Commission amended the required effective date of Statement 123R. Statement 123R will be effective as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005.

Statement 123R provides alternative methods of adoption which include using either a “modified prospective application” or a “modified retrospective application”. The “modified prospective application” requires the recognition of compensation cost, beginning with the effective date, for all awards granted after the adoption date based on the requirements of Statement 123R and for all unvested awards granted prior to the adoption date of Statement 123R, based on the requirements of Statement 123. The “modified retrospective application” includes the requirements of the “modified prospective application”, but also permits the restatement of financial statements of previous periods based on amounts previously disclosed in accordance with Statement 123. The Company is currently evaluating the adoption alternatives. Based on stock options granted to employees through March 31, 2005, for which service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax compensation costs of approximately $989,000 during 2006 as a result of the adoption of Statement 123R effective January 1, 2006. Future levels of compensation cost related to stock-based compensation awards will be impacted by new stock option awards by the Company occurring before and after the adoption of Statement 123R.

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

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Net Income, As Reported	$23,799	$17,157
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(429)	(200)
Pro Forma Net Income	$23,370	$16,957

Net Income Per Share:
Basic – As Reported	$0.48	$0.38
Basic – Pro Forma	0.47	0.37

Diluted – As Reported	0.48	0.38
Diluted – Pro Forma	0.47	0.37

NOTE 2: IMPAIRED LOANS

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $41,518,000 at March 31, 2005 for which there was a related allowance for loan losses of $8,409,000. At March 31, 2005, the balance of impaired loans included $656,000 for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the three months ended March 31, 2005 was $25,378,000. Interest income on impaired loans of $20,000 for cash payments received on nonaccrual loans was recognized during the three months ended March 31, 2005.

NOTE 3: JUNIOR SUBORDINATED DEBENTURES

As of March 31, 2005, the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and Texas Regional Statutory Trust I (“the Trusts”), all wholly-owned unconsolidated subsidiaries of Texas Regional Delaware, Inc., had the following Trust Preferred Securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding (dollars in thousands):

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

The Company owns all of the common stock of the three business trusts, which have issued trust preferred securities in conjunction with the Company and an acquired company issuing junior subordinated debentures to the Trusts. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The Company’s obligations under the debentures constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The junior subordinated debentures issued to the Trusts are included as other borrowed money in the condensed consolidated balance sheets.

On March 1, 2005, the Federal Reserve Board issued a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Under the rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The final rule provides a five-year transition period ending March 31, 2009, for application of the quantitative limits. Because the Company’s trust preferred securities are within the quantitative limits, the trust preferred securities are expected to be fully included in Tier 1 Capital under the Federal Reserve’s final rule.

NOTE 4: COMMON STOCK

On March 8, 2005, the Board of Directors approved a cash dividend of $0.10 per share for shareholders of record on April 1, 2005 and payable on April 15, 2005.

NOTE 5: NET INCOME PER COMMON SHARE COMPUTATIONS

The table below presents a reconciliation of basic and diluted net income per share computations (“EPS”) (dollars in thousands, except share data). The number of shares outstanding and the related net income per share amounts for 2004 have been restated to retroactively give effect to the three-for-two stock split effected as a 50 percent stock dividend declared and distributed during August 2004.

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
Net Income	$23,799	$17,157
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	49,570,461	45,235,572
Add Assumed Exercise of Dilutive Securities
Outstanding Stock Options	284,375	266,295
Riverway Holdback shares	—	247,500
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculation	49,854,836	45,749,367
Basic EPS	$0.48	$0.38
Diluted EPS	0.48	0.38

NOTE 6: RECENT ACQUISITION

On January 14, 2005, the Company completed the acquisition through merger of Mercantile Bank & Trust, FSB (“Mercantile”). Mercantile was a privately held Federal savings bank headquartered in Dallas, Texas, with two additional banking locations in the Dallas metropolitan area. The shareholders of Mercantile received $35,640,000 in cash in exchange for all the outstanding shares of Mercantile. The transaction was accounted for under the purchase method of accounting. Mercantile had total assets of $213.8 million, loans of $118.1 million, deposits of $197.5 million and shareholders’ equity of $14.7 million. Mercantile was merged with and into the Bank. The results of operations are included in the condensed consolidated financial statements from the date of acquisition, January 14, 2005.

NOTE 7: RECLASSIFICATIONS

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This Management’s Discussion and Analysis and other information in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competitive pressure in the banking industry; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements. In addition, the Company’s past results do not necessarily indicate its future results.

Management’s discussion and analysis of the Company’s condensed consolidated financial condition and results of operations at the dates and for the periods indicated follows. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the accompanying notes.

GENERAL

Texas Regional Bancshares, Inc. is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and as such is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Texas Regional Delaware, Inc. (“Texas Regional Delaware”), incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary, owns Texas State Bank (the “Bank”), the Company’s primary operating subsidiary. As a result of the acquisition of Southeast Texas Bancshares, Inc. (“Southeast Texas”) in March 2004, Texas Regional Delaware is now the owner, directly or indirectly, of all of the ownership interests in (i) Southeast Texas Insurance Services, L.P., which operates under the name of Community Insurance and offers general lines of insurance and (ii) Port Arthur Abstract and Title Company and its wholly-owned subsidiary, Southeast Texas Title Company, which offer title insurance agency services. The Bank has four active wholly-owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services, (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets, (iii) Hydrox Holdings, Inc., a subsidiary formed by an acquired institution to own and operate certain real estate properties and (iv) Valley Mortgage Company, Inc. (“Valley Mortgage”), a corporation acquired in November 2004 which operates a mortgage banking business in Texas.

By authority of the Board of Directors of the Company, Texas Regional in May 2000 filed a Declaration Electing to be a Financial Holding Company with the Federal Reserve Bank of Dallas. The Declaration became effective in June 2000.

Texas State Bank operates seventy-one banking offices. Thirty-one banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, three banking locations in Weslaco, two banking locations in Edinburg, two banking locations in San Juan, and one banking location each in Hidalgo, La Feria, Mercedes, Palm Valley, Peñitas, Progreso, Raymondville, Rio Grande City, and Roma. In addition, Texas State Bank operates one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugar Land, two banking locations in Houston and three banking locations in Dallas. Thirty-one banking locations are located in the East Texas area including seven banking locations in Beaumont, five banking locations in Port Arthur, two banking locations in Orange, two banking locations in Jasper, two banking locations in Lumberton, two banking locations in Silsbee, and one banking location each in Kountze, Port Neches, Sour Lake, Vidor, Tyler, Broaddus, Buna, Colmesneil, Kirbyville, San Augustine and Woodville. At March 31, 2005, Texas Regional had consolidated total assets of $6,089,473,000, loans held for investment (net of unearned discount) of $3,843,779,000, deposits of $5,002,140,000, and shareholders’ equity of $600,896,000.

The Bank provides data processing services to correspondent banks. The Bank’s data processing center serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for all of the Bank’s banking locations.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses. The Company considers its Allowance for Loan Losses and related provision for loan losses policy as a policy critical to the sound operations of the Bank. The Company provides for loan losses each period by an amount resulting from both (a) an estimate by management of probable loan losses that occurred during the period and (b) the ongoing adjustment of prior estimates of probable losses occurring in prior periods. The provision for loan losses increases the allowance for loan losses, which is netted against loans held for investment on the condensed consolidated balance sheets. As losses are confirmed, the loan is written down, reducing the allowance for loan losses. See “Allowance for Loan Losses - Critical Accounting Policy” and “Provision for Loan Losses” for further information regarding the Company’s provision and allowance for loan losses policy.

Mortgage Servicing Rights. The Company also considers the accounting estimates used in evaluating the carrying value of the mortgage servicing rights to be critical. The Company evaluates the carrying value of the mortgage servicing rights for impairment based upon the fair value of those rights. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates, terms and type (fixed or adjustable). Fair value of mortgage servicing rights is determined by discounting the present value of the estimated future net servicing revenues using a discount rate commensurate with the risks involved based on management’s best estimate of remaining loan lives. This method of valuation incorporates assumptions that market participants would use in their estimate of future servicing income and expense, including assumptions about prepayments, defaults and interest rates. At March 31, 2005, the fair value was based on the present value of future cash flows using prepayment rates ranging from 85% to 400% of standard Public Securities Association prepayment rates, discount rates ranging from 8% to 20% and weighted average lives ranging from 2 to 10 years.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $156,243,000 at March 31, 2005. By comparison, the Company had $146,307,000 in cash and cash equivalents at December 31, 2004, an increase of $9,936,000 or 6.8%.

SECURITIES

Securities consist of U.S. Treasury, U.S. Government Agency, mortgage-backed and state, county and municipal securities. The Bank classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, management reassesses the appropriateness of the classification. Investments in debt securities are classified as held to maturity and measured at amortized cost in the condensed consolidated balance sheets only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the condensed consolidated balance sheets with unrealized holding gains and losses included in net income. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the condensed consolidated balance sheets with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), net of applicable income taxes, until realized.

At March 31, 2005 and December 31, 2004, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities at March 31, 2005 and December 31, 2004 (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
March 31, 2005 (Unaudited)
U.S. Treasury	$6,089	$—	$(127)	$5,962
U.S. Government Agency	865,297	1,211	(14,223)	852,285
Mortgage-Backed	616,430	246	(11,312)	605,364
States and Political Subdivisions	142,355	2,187	(1,103)	143,439
Other	45,316	25	(163)	45,178
Total	$1,675,487	$3,669	$(26,928)	$1,652,228
December 31, 2004
U.S. Treasury	$6,110	$—	$(65)	$6,045
U.S. Government Agency	789,514	2,837	(6,508)	785,843
Mortgage-Backed	547,505	1,593	(3,788)	545,310
States and Political Subdivisions	149,073	2,967	(583)	151,457
Other	41,780	79	(11)	41,848
Total	$1,533,982	$7,476	$(10,955)	$1,530,503

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Held to Maturity
March 31, 2005 (Unaudited) States and Political Subdivisions	$210	$3	$—	$213
Total	$210	$3	$—	$213
December 31, 2004 States and Political Subdivisions	$210	$5	$—	$215
Total	$210	$5	$—	$215

Net unrealized holding losses on securities available for sale, net of related tax effect, of $14,967,000 and $2,212,000 at March 31, 2005 and December 31, 2004, respectively, were reported in a separate component of shareholders’ equity as accumulated other comprehensive loss, net of tax.

A summary of securities available for sale, which were in an unrealized loss position at March 31, 2005, is provided below. The Company has both the ability and intent to hold these securities for the time period necessary to recover the costs. In addition, the Company believes the decrease in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
(Dollars in Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Treasury	$5,962	$(127)	$—	$—	$5,962	$(127)
U.S. Government Agency	521,358	(7,205)	255,792	(7,018)	777,150	(14,223)
Mortgage-Backed	373,235	(7,679)	119,621	(3,633)	492,856	(11,312)
States and Political Subdivisions	66,699	(954)	6,802	(149)	73,501	(1,103)
Other	1,694	(163)	—	—	1,694	(163)
Total Temporarily Impaired Securities	$968,948	$(16,128)	$382,215	$(10,800)	$1,351,163	$(26,928)

Securities available for sale and securities held to maturity with carrying values of $1,404,746,000 and $210,000, respectively, at March 31, 2005 and $1,416,232,000 and $210,000, respectively, at December 31, 2004 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $25,041,000 at March 31, 2005 decreased $3,941,000 or 13.6% compared to December 31, 2004 levels of $28,982,000. The decrease in loans held for sale for the three months ended March 31, 2005 resulted primarily from a decrease in loan volume due to rising interest rates.

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

The majority of the Company’s loans are loans held for investment except for certain mortgage loans originated and intended for sale in the secondary market. Loans held for sale represent 0.6% of total loans at March 31, 2005.

International loans are loans to borrowers, primarily from borrowers in Mexico, that are domiciled in a country other than the United States of America. The Company’s total international loans at March 31, 2005 of $49,213,000 represented 1.3% of total loans held for investment.

Total loans held for investment of $3,843,779,000 at March 31, 2005 increased $93,260,000 or 2.5% compared to December 31, 2004 levels of $3,750,519,000. The Mercantile acquisition during first quarter 2005 increased loans held for investment by $118,129,000. The increase was partially offset by loan repayments including $56,248,000 from three loan relationships, which were paid when the borrowers obtained permanent long-term financing or sold their businesses. The increase in total loans held for investment for the three months ended March 31, 2005 was attributable to increases in real estate loans.

The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Commercial	$1,076,856	$1,098,028
Commercial Tax-Exempt	24,352	49,622
Total Commercial	1,101,208	1,147,650
Agricultural	76,871	78,761
Real Estate
Construction	832,483	768,497
Commercial Mortgage	1,218,886	1,199,600
Agricultural Mortgage	116,763	100,628
1-4 Family Mortgage	334,355	286,809
Total Real Estate	2,502,487	2,355,534
Consumer	167,514	172,571
Total Principal Amount of Loans Held for Investment	3,848,081	3,754,516
Less: Unearned Income and Net Unamortized Deferred Fees and Costs	4,302	3,997
Total Loans Held for Investment	$3,843,779	$3,750,519

In the ordinary course of business, the Company’s subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of March 31, 2005 and December 31, 2004, loans outstanding to directors, officers and their affiliates were approximately $66,521,000 and $65,181,000, respectively.

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

Nonperforming assets of $49,520,000 at March 31, 2005 increased $22,372,000 or 82.4% compared to December 31, 2004 levels of $27,148,000. Nonaccrual loans of $41,518,000 at March 31, 2005 increased $21,768,000 or 110.2% compared to $19,750,000 at December 31, 2004. The increase was primarily the result of the addition of one loan relationship totaling $22,100,000. Management is actively pursuing a resolution of this loan relationship. Foreclosed and other assets increased by $604,000 or 8.2% to $8,002,000 at March 31, 2005 compared to $7,398,000 at December 31, 2004. The increase in foreclosed and other assets during 2005 was primarily attributable to the addition of a large property totaling $1,235,000. The increase was partially offset by the sale of a property totaling $391,000. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more and still accruing at March 31, 2005 and December 31, 2004 totaled $27,764,000 and $19,684,000, respectively, reflecting an increase of $8,080,000 or 41.0%. The increase in accruing loans past due 90 days or more at March 31, 2005 as compared to December 31, 2004 resulted primarily from the addition of three loan relationships totaling $8,832,000. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of loans held for investment and foreclosed and other assets at March 31, 2005 increased to 2.01% from 1.25% at December 31, 2004.

An analysis of the components of nonperforming assets follows (dollars in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Nonaccrual Loans	$41,518	$19,750
Nonperforming Loans	41,518	19,750
Foreclosed and Other Assets	8,002	7,398
Total Nonperforming Assets	49,520	27,148
Accruing Loans 90 Days or More Past Due	27,764	19,684
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$77,284	$46,832
Nonperforming Loans as a Percentage of Loans Held for Investment	1.08%	0.53%
Nonperforming Assets as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	1.29	0.72
Nonperforming Assets as a Percentage of Total Assets	0.81	0.46
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	2.01	1.25

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at March 31, 2005, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES - CRITICAL ACCOUNTING POLICY

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. The Company’s allowance for loan losses represents estimations based on guidance provided by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15”, as amended by Statement No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures-an amendment of FASB Statement No. 114” or Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

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

The allowance for loan losses at March 31, 2005 totaled $47,313,000, representing a net increase of $2,289,000 or 5.1% compared to $45,024,000 at December 31, 2004. The acquisition of Mercantile during first quarter 2005 attributed to $1,524,000 of the increase. Management believes that the allowance for loan losses at March 31, 2005 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Balance at Beginning of Period	$45,024	$31,234
Balance from Acquisition	1,524	8,795
Provision for Loan Losses	5,407	3,924
Charge-Offs
Commercial	4,107	2,508
Agricultural	—	189
Real Estate	609	96
Consumer	686	625
Total Charge-Offs	5,402	3,418
Recoveries
Commercial	408	218
Agricultural	22	—
Real Estate	61	88
Consumer	269	253
Total Recoveries	760	559
Net Charge-Offs	4,642	2,859
Balance at End of Period	$47,313	$41,094
Allowance for Loan Losses as a Percentage of Loans Held for Investment	1.23%	1.25%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	113.96	271.18
Net Charge-Offs as a Percentage of Average Loans Held for Investment	0.49	0.42

PREMISES AND EQUIPMENT, NET

Premises and equipment, net of $140,145,000 at March 31, 2005 increased by $5,906,000 or 4.4% compared to December 31, 2004 levels of $134,239,000. The increase resulted primarily from $4,689,000 of premises and equipment acquired in the Mercantile acquisition during first quarter 2005, as well as $785,000 in real estate purchased during first quarter 2005 in Houston and Rio Grande City, Texas for future banking locations.

GOODWILL, NET

Goodwill, net of $194,963,000 at March 31, 2005 increased $20,460,000 or 11.7% compared to $174,503,000 at December 31, 2004. The increase is primarily attributable to $19,716,000 in goodwill added with the Mercantile acquisition. In addition, goodwill adjustments totaling $384,000 and $360,000 relating to the Southeast Texas and Valley Mortgage acquisitions, respectively, were recorded during first quarter 2005. The Company is continuing to evaluate the value of the goodwill intangible obtained with the Mercantile acquisition.

IDENTIFIABLE INTANGIBLES, NET

Identifiable intangibles, net of $30,022,000 at March 31, 2005 increased $415,000 or 1.4% compared to $29,607,000 at December 31, 2004. Identifiable intangibles, net increased as a result of a $2,028,000 core deposit intangible added with the Mercantile acquisition. The increase was offset by net amortization of $1,655,000 for first quarter 2005, including amortization of $181,000 on the unfavorable lease commitment obtained with the Southeast Texas acquisition included as a reduction of net occupancy expense. The Company is continuing to evaluate the value of the core deposit intangible obtained with the Mercantile acquisition.

DEPOSITS

Total deposits of $5,002,140,000 at March 31, 2005 increased $241,300,000 or 5.1% compared to December 31, 2004 levels of $4,760,840,000. The increase in total deposits for the three months ended March 31, 2005 is primarily attributable to $173,444,000 added with the Mercantile acquisition, as well as growth in the volume of business conducted by the Company.

The following table presents the composition of total deposits (dollars in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Demand Deposits
Commercial and Individual	$907,627	$849,865
Public Funds	12,644	16,908
Total Demand Deposits	920,271	866,773
Interest-Bearing Deposits
Savings
Commercial and Individual	222,160	211,393
Public Funds	378	432
Money Market Checking and Savings
Commercial and Individual	1,119,694	980,005
Public Funds	473,605	460,202
Time Deposits
Commercial and Individual	1,693,936	1,655,042
Public Funds	572,096	586,993
Total Interest-Bearing Deposits	4,081,869	3,894,067
Total Deposits	$5,002,140	$4,760,840

OTHER BORROWED MONEY

Total other borrowed money of $441,329,000 at March 31, 2005 decreased $20,422,000 or 4.4% compared to December 31, 2004 levels of $461,751,000.

The components of total other borrowed money are as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$133,572	$108,891
Federal Home Loan Bank Advances	240,745	285,848
Junior Subordinated Debentures	67,012	67,012
Total Other Borrowed Money	$441,329	$461,751

At March 31, 2005, the Company had available lines of credit totaling $125,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $1,075,696,000 from the Federal Home Loan Bank, of which $240,745,000 was advanced at March 31, 2005.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $6,838,000 or 1.2% during the three months ended March 31, 2005 primarily due to comprehensive income of $11,044,000 less dividends of $4,959,000. Comprehensive income for the period included net income of $23,799,000 and net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment, of $(12,755,000).

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines.

The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of March 31, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$502,519	11.53%	$348,769	8.00%	$435,961	10.00%
Tier I Capital (to Risk-Weighted Assets)	455,206	10.44	174,384	4.00	261,576	6.00
Tier I Capital (to Average Assets)	455,206	7.83	232,459	4.00	290,574	5.00

As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$501,326	11.91%	$336,800	8.00%	$421,001	10.00%
Tier I Capital (to Risk-Weighted Assets)	456,302	10.84	168,400	4.00	252,600	6.00
Tier I Capital (to Average Assets)	456,302	8.32	219,331	4.00	274,163	5.00

Texas State Bank
As of March 31, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$477,247	10.96%	$348,410	8.00%	$435,513	10.00%
Tier I Capital (to Risk-Weighted Assets)	429,934	9.87	174,205	4.00	261,308	6.00
Tier I Capital (to Average Assets)	429,934	7.41	232,102	4.00	290,128	5.00

As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$475,282	11.31%	$336,320	8.00%	$420,399	10.00%
Tier I Capital (to Risk-Weighted Assets)	430,258	10.23	168,160	4.00	252,240	6.00
Tier I Capital (to Average Assets)	430,258	7.86	218,899	4.00	273,624	5.00

At March 31, 2005, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $23,799,000 and $17,157,000 and net income per diluted common share was $0.48 and $0.38 for the three months ended March 31, 2005 and 2004, respectively. Net income increased primarily due to the recognition of a full three months of results from the Southeast Texas acquisition, as well as results from the Valley Mortgage and Mercantile acquisitions. The Company completed the acquisition of Southeast Texas on March 12, 2004, Valley Mortgage on November 23, 2004 and Mercantile on January 14, 2005. The results of operations for Southeast Texas, Valley Mortgage and Mercantile have been included in the condensed consolidated financial statements since their respective purchase dates. Furthermore, during first quarter 2005 the Company benefited from a special distribution received totaling $5,252,000 as a result of the acquisition of the PULSE EFT Association by Discover Financial Services, Inc., a business unit of Morgan Stanley. Return on assets averaged 1.60% and 1.53% while return on shareholders’ equity averaged 15.90% and 14.29% for the three months ended March 31, 2005 and 2004, respectively.

NET INTEREST INCOME

Net interest income, reported on a tax-equivalent basis, was $58,679,000 for the three months ended March 31, 2005 compared with $43,967,000 for the same period in 2004, an increase of $14,712,000 or 33.5%. The net interest margin was 4.34% for the three months ended March 31, 2005 compared to 4.25% for the same period in 2004. Tax-equivalent interest income for the three months ended March 31, 2005 was $81,975,000, an increase of $24,174,000 or 41.8% from the three months ended March 31, 2004. This increase in tax-equivalent interest income was largely due to growth in average interest-earning assets, which rose to $5,483,333,000 representing a $1,319,642,000 or 31.7% increase compared to the same period in 2004. The increase was further affected by a 49 basis point increase in the yield on average interest-earning assets. Tax-equivalent interest income on loans held for investment increased $21,527,000 or 48.0% to $66,409,000 for the three months ended March 31, 2005 compared to the same period in 2004. The increase was primarily due to a $1,144,832,000 or 42.2% increase in average loans held for investment over the same period in 2004 as a result of the Southeast Texas acquisition during March 2004 as well as a 13.1% internal loan growth rate. The increase was further affected by a 33 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 4.00% during first quarter 2004 to 5.44% during first quarter 2005. Tax-equivalent interest income on securities increased to $14,790,000, reflecting a $2,164,000 or 17.1% increase from the prior comparable period. This increase was attributable to a $164,430,000 increase in average securities, up 11.6% compared to the three months ended March 31, 2004 primarily as a result of securities obtained with the Southeast Texas acquisition. The increase was further affected by a 21 basis point increase in the yield on average securities during first quarter 2005 compared to the same period in 2004.

Interest expense increased to $23,296,000 for the three months ended March 31, 2005 compared to $13,834,000 for the same period in 2004, representing an increase of $9,462,000 or 68.4%. The increase resulted from a $1,110,245,000 or 32.8% increase in average interest-bearing liabilities coupled with a 46 basis point increase in the cost of funds during first quarter 2005 compared to the same period in 2004. Interest expense on deposits increased by $7,800,000 or 62.7% to $20,238,000 for first quarter 2005 compared to the same period in 2004 as a result of an increase in average interest-bearing deposits, as well as a 43 basis point increase in the average rate paid on interest-bearing deposits resulting from higher rates offered on deposits due to increases in market rates. Average interest-bearing deposits increased by $926,790,000 or 29.2% to $4,103,834,000 for first quarter 2005 compared to first quarter 2004 primarily as a result of the Southeast Texas acquisition and an internal growth rate on interest-bearing deposits of 6.7% for the twelve months ended March 31, 2005. Interest expense on other borrowed money increased $1,662,000 or 119.1% to $3,058,000 for the three months ended March 31, 2005 compared to the same period in 2004. The increase was primarily attributable to a $183,455,000 or 86.3% increase in average other borrowed money to $396,068,000 compared to $212,613,000 a year ago, as well as a 49 basis point increase in the average rate paid on other borrowed money as a result of rising interest rates. The average balance of FHLB advances increased by $128,250,000 in order to partly fund $148,699,000 in internal loan growth in excess of internal deposit growth for the twelve months ended March 31, 2005. In addition, the average balance of junior subordinated debentures increased by $30,588,000 as a result of $51,547,000 in junior subordinated debentures issued in February 2004 to partially fund the Southeast Texas acquisition.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change”. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change”. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing the annualized income or expense by the average balance of the asset or liability. Income and yields on interest-earning assets include amounts to convert tax-exempt income to a taxable-equivalent basis, assuming a 35% effective tax rate for 2005 and 2004 (dollars in thousands):

	Three Months Ended
	March 31, 2005			March 31, 2004
Tax-Equivalent Basis (1)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale(2)	$20,801	$645	12.58%	$18,723	$259	5.56%
Loans Held for Investment(2)
Commercial	1,216,442	19,430	6.48	939,391	13,999	5.99
Real Estate	2,470,081	43,623	7.16	1,641,574	28,209	6.91
Consumer	171,954	3,356	7.92	132,680	2,674	8.11
Total Loans Held for Investment	3,858,477	66,409	6.98	2,713,645	44,882	6.65
Securities
Taxable	1,434,950	12,929	3.65	1,312,826	11,209	3.43
Tax-Exempt	146,364	1,861	5.16	104,058	1,417	5.48
Total Securities	1,581,314	14,790	3.79	1,416,884	12,626	3.58
Interest-Bearing and Time Deposits	6,569	31	1.91	7,369	17	0.93
Federal Funds Sold	16,172	100	2.51	7,070	17	0.97
Total Interest-Earning Assets	5,483,333	$81,975	6.06%	4,163,691	$57,801	5.58%
Cash and Due from Banks	143,284			100,336
Premises and Equipment, Net	138,366			111,448
Other Assets, Net	314,765			156,374
Allowance for Loan Losses	(48,548)			(35,057)
Total Assets	$6,031,200			$4,496,792
Liabilities
Interest-Bearing Liabilities
Savings	$217,359	$253	0.47%	$162,502	$127	0.31%
Money Market Checking and Savings	1,595,590	5,249	1.33	1,051,727	1,948	0.74
Time Deposits	2,290,885	14,736	2.61	1,962,815	10,363	2.12
Total Savings and Time Deposits	4,103,834	20,238	2.00	3,177,044	12,438	1.57
Other Borrowed Money	396,068	3,058	3.13	212,613	1,396	2.64
Total Interest-Bearing Liabilities	4,499,902	$23,296	2.10%	3,389,657	$13,834	1.64%
Demand Deposits	896,633			596,331
Other Liabilities	27,655			27,893
Total Liabilities	5,424,190			4,013,881
Shareholders’ Equity	607,010			482,911
Total Liabilities and Shareholder’s Equity	$6,031,200			$4,496,792
Net Interest Income(1)		$58,679			$43,967
Less: Tax-Equivalent Adjustment		999			863
Net Interest Income, As Reported		$57,680			$43,104
Net Interest Margin			4.34%			4.25%

(1)     For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equated tax-exempt income to income from taxable assets (assuming a 35% tax rate). Income on a tax-equivalent basis is not considered to be in accordance with generally accepted accounting principles (“GAAP”).

(2)     Average balances of loans include nonaccrual loans and are presented net of unearned income and unamortized deferred fees and costs.

(3)     Annualized.

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

	Three Months Ended March 31, 2005 Compared to 2004
	Net	Due to Change in		Rate/
Tax-Equivalent Basis (1)	Change	Volume	Rate	Volume
	(Unaudited)
Interest Income
Loans Held for Sale	$386	$26	$324	$36
Loans Held for Investment	21,527	18,406	2,195	926
Securities
Taxable	1,720	942	712	66
Tax-Exempt	444	559	(82)	(33)
Interest-Bearing and Time Deposits	14	(2)	18	(2)
Federal Funds Sold	83	21	27	35
Total Interest Income	24,174	19,952	3,194	1,028
Interest Expense
Deposits	7,800	3,495	3,333	972
Other Borrowed Money	1,662	1,183	257	222
Total Interest Expense	9,462	4,678	3,590	1,194
Net Interest Income Before Allocation of Rate/Volume	14,712	15,274	(396)	(166)
Allocation of Rate/Volume	—	211	(377)	166
Changes in Net Interest Income	$14,712	$15,485	$(773)	$—

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equated tax-exempt income to income from taxable assets (assuming a 35% tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $5,407,000 for the three months ended March 31, 2005 compared to $3,924,000 for the same period in 2004. The increase in the provision is primarily attributable to the Company’s continuing review of the adequacy of the loan loss allowance and growth in the loan portfolio. Net charge-offs totaled $4,642,000 for the three months ended March 31, 2005 compared to $2,859,000 for the comparable prior year period and increased to 0.49% of average loans held for investment during the three months ended March 31, 2005 compared to 0.42% of average loans held for investment during the same period in 2004.

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

NONINTEREST INCOME

The Company’s primary sources of noninterest income are service charges on deposit accounts, other banking service related fees, data processing fees and trust service fees. Noninterest income totaled $24,811,000 for the three months ended March 31, 2005 compared to $13,468,000 for the same period in 2004. Excluding net realized gains (losses) on sales of securities available for sale, noninterest income increased $11,844,000 or 91.3% from the same period in 2004. The majority of the increase is attributable to a full three months of results from the Southeast Texas acquisition, as well as results from the Valley Mortgage and Mercantile acquisitions. Furthermore, during first quarter 2005, the Company benefited from a $5,252,000 special distribution received as a result of the acquisition of the PULSE EFT Association by Discover Financial Services, Inc.

Total service charges of $12,312,000 for the three months ended March 31, 2005 increased $2,918,000 or 31.1% compared to $9,394,000 for the same period in 2004 primarily due to a full quarter of service charges generated from deposits obtained with the Southeast Texas acquisition in March 2004. The increase in total service charges is reflective of the increase in average demand deposits of $300,302,000 or 50.4% for the three months ended March 31, 2005 compared to the comparable prior year period. Non-sufficient and return item charges, which comprise 73.5% of service charges on deposit accounts, increased by $1,607,000 or 31.4% for the first three months of 2005 compared to the same period in 2004.

Insurance commissions, fees and premiums totaled $926,000 for first quarter 2005 compared to $301,000 for the same period in 2004, increasing by $625,000. The increase resulted from the inclusion of a full three months of income generated by the title insurance and general lines insurance agencies acquired with the Southeast Texas acquisition. The principal component of insurance commissions, fees and premiums prior to the Southeast Texas transaction was insurance commissions and fees received from the sale of credit life insurance, since prior to the merger with Southeast Texas the Company did not have other significant insurance business.

Trust service fees of $1,840,000 for the three months ended March 31, 2005 increased $1,113,000 or 153.1% compared to $727,000 for the same period in 2004. The increase in trust service fees was reflective of the increase in the average fair value of trust accounts by 130.0% during the three months ended March 31, 2005 compared to the prior comparable period. The increase in the average fair value of trust accounts is primarily due to the acquisition of Southeast Texas and additional trust business developed subsequent to that acquisition in the southeast Texas markets. The fair market value of assets managed by the trust department at March 31, 2005 was $1,475,545,000 compared to $1,466,841,000 at December 31, 2004 and $1,138,061,000 at March 31, 2004. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Net realized gains (losses) on sales of securities available for sale decreased to a $2,000 net loss for first quarter 2005 compared to a $499,000 net gain for first quarter 2004. During first quarter 2004, the Company sold various callable securities with unrealized gains before their anticipated call dates. During first quarter 2005, opportunities to recognize unrealized gains in the investment portfolio decreased as gross unrealized gains in the available for sale portfolio decreased from $20,900,000 at December 31, 2003 to $7,476,000 at December 31, 2004. Net unrealized holding loss on securities available for sale, net of tax, totaled $14,967,000 at March 31, 2005. See “Shareholders’ Equity”.

Data processing service fees of $2,624,000 for the three months ended March 31, 2005 increased $502,000 or 23.7% compared to $2,122,000 for the same period last year. The increase in data processing fees resulted primarily from a $332,000 termination fee collected during first quarter 2005. There were 26 data processing clients at both March 31, 2005 and March 31, 2004.

Loan servicing income (loss), net of amortization of the mortgage servicing rights (“MSR”) asset, increased to $153,000 net servicing income for first quarter 2005 compared to $182,000 net servicing loss for first quarter 2004, reflecting an increase of $335,000 from the prior year period. The increase resulted primarily from $180,000 in servicing income generated from Valley Mortgage, as well as a decrease in MSR amortization of $257,000 to $368,000 during first quarter 2005 compared to the same period in 2004 resulting from a slowdown of prepayments.

Other noninterest income of $6,958,000 for the three months ended March 31, 2005 increased $6,351,000 compared to $607,000 for the same period in 2004. The increase resulted primarily from a $5,252,000 special distribution received as a result of the acquisition of PULSE EFT Association by Discover Financial Services, Inc. during first quarter 2005.

NONINTEREST EXPENSE

Noninterest expense of $41,162,000 for the three months ended March 31, 2005 increased $14,299,000 or 53.2% compared to $26,863,000 for the same period in 2004. The efficiency ratio of expense to total revenue was 49.90% for the three months ended March 31, 2005 compared to 47.48% for the same period in 2004. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, of $22,717,000 for the three months ended March 31, 2005 increased $8,935,000 or 64.8% compared to the same period last year of $13,782,000. The increase reflects increases in base salaries and higher levels of staff, including staff acquired with the Valley Mortgage and Mercantile acquisitions. The increase also reflects a full three months of expenses for staff acquired with the Southeast Texas acquisition. The number of full-time equivalent employees of 2,061 at March 31, 2005 represents an increase of 23.1% from 1,674 at March 31, 2004. Salaries and employee benefits averaged 1.53% of average assets for the three months ended March 31, 2005 compared to 1.23% for the three months ended March 31, 2004.

Net occupancy expense totaled $3,409,000 for first quarter 2005 increasing $1,236,000 or 56.9% compared to $2,173,000 reported for first quarter 2004. The increase during first quarter 2005 was primarily attributable to the addition of seven banking locations during the twelve months ended March 31, 2005 combined with a full three months of expenses associated with the 29 banking locations acquired in the Southeast Texas acquisition during March 2004. Texas State Bank operated 71 banking locations as of March 31, 2005 compared to 64 at March 31, 2004.

Equipment expense of $3,987,000 for the three months ended March 31, 2005 increased $768,000 or 23.9% from $3,219,000 reported for the same period in 2004. The increase is primarily attributable to equipment expenses incurred from the acquired and new banking locations. The majority of the increase in equipment expense during first quarter 2005 resulted from increases in depreciation expense on furniture, fixtures and equipment and personal property tax expense. Depreciation expense on furniture, fixtures and equipment increased $494,000 or 29.4% resulting primarily from a 19.2% increase in the average balance of the related asset accounts. In addition, personal property tax expense increased $109,000 or 84.4% during first quarter 2005 compared to the same period in 2004.

Other real estate expense, net includes rent income and net operating income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate expense, net of $229,000 for the three months ended March 31, 2005 increased $108,000 or 89.3% from $121,000 for the three months ended March 31, 2004. The increase resulted primarily from a decrease in the amount realized on sale of foreclosed properties. During first quarter 2004, the Company realized a $165,000 gain on the sale of a foreclosed property. No large gains were recognized during first quarter 2005. Furthermore, the Company received a $96,000 distribution from a real estate partnership interest during first quarter 2004. No distribution from the partnership interest was received during the same period in 2005. The increase in other real estate expense, net resulting from these items was partially offset by a decrease in other real estate write-downs and operating losses generated from foreclosed properties. During first quarter 2004, the Company recognized a net operating loss of $70,000 and a $100,000 write-down on a marina facility sold during second quarter 2004. No write-downs were recognized on foreclosed properties during first quarter 2005. Management is actively seeking buyers for all other real estate.

Amortization of identifiable intangibles of $1,841,000 for the three months ended March 31, 2005 increased $1,043,000 or 130.7% compared to $798,000 for the same period in 2004. The increase is primarily the result of a $956,000 increase in amortization relating to the Southeast Texas acquisition combined with $80,000 in amortization on intangibles added with the Mercantile acquisition.

A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Salaries and Wages	$17,163	$10,058
Employee Benefits	5,554	3,724
Total Salaries and Employee Benefits	22,717	13,782
Net Occupancy Expense	3,409	2,173
Equipment Expense	3,987	3,219
Other Real Estate Expense, Net
Rental and Operating Income	(17)	(258)
(Gain) Loss on Sale	18	(146)
Expenses	228	382
Write-Downs	—	143
Total Other Real Estate Expense, Net	229	121
Amortization of Identifiable Intangibles	1,841	798
Other Noninterest Expense
Advertising and Public Relations	1,438	1,163
Data Processing and Check Clearing	1,911	1,205
Director Fees	190	131
Franchise Tax	84	80
Insurance	179	125
FDIC Insurance	168	151
Legal	200	407
Professional Fees	941	608
Postage, Delivery and Freight	797	568
Printing, Stationery and Supplies	1,024	749
Telephone	444	305
Other Losses	211	268
Miscellaneous Expense	1,392	1,010
Total Other Noninterest Expense	8,979	6,770
Total Noninterest Expense	$41,162	$26,863

INCOME TAX EXPENSE

The Company recorded income tax expense of $12,123,000 for the three months ended March 31, 2005 compared to $8,628,000 for the three months ended March 31, 2004, representing an increase of $3,495,000 or 40.5%. The increase in income tax is primarily due to an increased level of pretax income for the three months ended March 31, 2005 compared to the same period in 2004. The Company’s effective tax rate for the three months ended March 31, 2005 was 33.7% compared to 33.5% for the same period in 2004.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2005, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.53%, a Tier I risk-based capital ratio of 10.44%, and a leverage ratio of 7.83%.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At March 31, 2005, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, was 32.9% compared to 31.3% at December 31, 2004.

Liability liquidity is provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have nor does it solicit brokered deposits. Foreign deposits comprise a relatively stable portion of the deposit base, representing 7.9% of deposits at March 31, 2005. Federal funds purchased and short-term borrowings are additional sources of liquidity. At March 31, 2005, the Company had lines of credit totaling $125,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $1,075,696,000 from the Federal Home Loan Bank, of which $240,745,000 was advanced at March 31, 2005. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

The Company enters into contractual commitments to extend credit, normally with a fixed expiration date, at specified rates and for specific purposes. All of the Company’s commitments are contingent upon the customer maintaining specific credit standards at the time of the loan funding. At March 31, 2005, the Company had outstanding commitments to extend credit of approximately $738,221,000, commercial letters of credit of $48,000, standby letters of credit of $82,922,000, and credit card guarantees of $1,407,000. The Company guarantees the credit card debt of certain customers to the merchant bank that issues the cards, up to the customers’ credit limit. In addition, the Company had construction and real estate purchase commitments of $4,503,000.

During the three months ended March 31, 2005, funds for $202,009,000 of securities purchased primarily came from various sources, including $69,642,000 of proceeds from security sales and maturities, $67,857,000 net increase in deposits and $54,825,000 from operating activities.

The Company is dependent on dividend and interest income from the Bank and the sale of stock for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines. At March 31, 2005, an aggregate of $41,734,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

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

The following table summarizes the simulated change in net interest income over a 12-month period as of March 31, 2005 and December 31, 2004 (dollars in thousands):

		Increase (Decrease) in
Changes in Interest	Estimated Net	Net Interest Income
Rates (Basis Points)	Interest Income	Amount	Percent
March 31, 2005 (Unaudited)
+100	$249,358	$9,645	4.0%
-	239,713	—	—
-100	224,764	(14,949)	(6.2)
December 31, 2004
+100	234,971	10,599	4.7
-	224,372	—	—
-100	207,191	(17,181)	(7.7)

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been notified of the filing, on April 28, 2005, of a lawsuit in the District Court of Orange County, Texas, 163rd Judicial District, styled Andrew W. Dunn and Kenneth D. Rogers, Plaintiffs, vs. Texas State Bank, Texas Regional Bancshares, Inc., Texas Regional Delaware, Inc., Community Bank & Trust, S.S.B. (“Community”), Quality Mat Company, Joe Penland, Sr., Robert L. McDorman, C. Meshell McDorman, Mac-Pro GP, L.L.C., Mac-Pro, Ltd., McDorman Motors GP, L.L.C., McDorman Motors, Ltd., and additional unidentified defendants. Mr. Penland is a director of the Company and Texas State Bank. The plaintiffs in the lawsuit purport to act as the assignees of the former Mauriceville National Bank (“Mauriceville”) and as co-agents on behalf of Mauriceville’s former shareholders.

The lawsuit seeks recovery, among other things, of funds lost by Mauriceville arising out of an alleged check kiting scheme involving cashier’s checks issued by Mauriceville and customer checks drawn on Community and another bank. Plaintiffs seek recovery of $3,374,256, plus an unspecified amount of consequential damages, interest, attorneys’ fees and expense. Community was acquired by the Company as part of its acquisition of Southeast Texas Bancshares, Inc. in March 2004. Texas Regional's management has notified its insurance carriers and intends to vigorously defend the lawsuit.

The Company and its subsidiaries are also routinely involved in other legal proceedings concerning matters arising from the conduct of the Company’s and its subsidiaries’ business activities, including the prior business activities of acquired companies. In the opinion of management, pending legal proceedings will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

ITEM 6. EXHIBITS.

(a)   The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)   Exhibits — The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

3.1	Amendment to the Articles of Incorporation of Texas Regional Bancshares, Inc. (filed herewith).

10.1	Amendment Number 15 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

10.2	Amendment Number 16 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

10.3	Amendment Number 17 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer) (filed herewith).

31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer) (filed herewith).

32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. §1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

Date: May 10, 2005	/s/ G.E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

Date: May 10, 2005	/s/ John A. Martin
John A. Martin
Executive Vice President
& Chief Financial Officer