Form 10-Q
period 2005-06-30
TEXAS REGIONAL BANCSHARES INC
filed 2005-08-09
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

There were 49,643,618 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of August 4, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share Data)	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and Due From Banks	$141,182	$145,528
Interest-Bearing Deposits at Other Banks	855	779
Total Cash and Cash Equivalents	142,037	146,307
Time Deposits	—	8
Securities Available for Sale, at Fair Value	1,741,617	1,530,503
Securities Held to Maturity, at Amortized Cost (Fair Value of $211 in 2005 and $215 in 2004)	210	210
Loans Held for Sale, Net of Unearned Discount of $18 in 2005 and $17 in 2004	23,451	28,982
Loans Held for Investment, Net of Unearned Discount of $182 in 2005 and $376 in 2004	3,903,850	3,750,519
Less: Allowance for Loan Losses	(48,022)	(45,024)
Net Loans Held for Investment	3,855,828	3,705,495
Premises and Equipment, Net	143,136	134,239
Accrued Interest Receivable	39,771	36,082
Other Real Estate	8,230	6,223
Goodwill	194,849	174,503
Identifiable Intangibles, Net	28,553	29,607
Other Assets	48,483	47,188
Total Assets	$6,226,165	$5,839,347
Liabilities
Deposits
Demand	$916,727	$866,773
Savings	214,010	211,825
Money Market Checking and Savings	1,611,010	1,440,207
Time Deposits	2,412,190	2,242,035
Total Deposits	5,153,937	4,760,840
Other Borrowed Money	405,888	461,751
Accounts Payable and Accrued Liabilities	44,716	22,698
Total Liabilities	5,604,541	5,245,289
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized;
None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, Authorized 100,000,000 Shares in 2005 and 50,000,000 Shares in 2004; Issued 49,645,560 Shares in 2005 and 49,574,900 Shares in 2004	49,646	49,575
Paid-In Capital	402,786	401,414
Retained Earnings	180,820	146,020
Accumulated Other Comprehensive Loss, Net of Tax	(10,889)	(2,212)
Treasury Stock; 21,780 Shares in 2005 and 2004, at Cost	(739)	(739)
Total Shareholders’ Equity	621,624	594,058
Total Liabilities and Shareholders’ Equity	$6,226,165	$5,839,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and
Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2005	2004	2005	2004
	(Unaudited)
Interest Income
Loans Held for Sale	$778	$352	$1,423	$611
Loans Held for Investment, Including Fees	70,001	54,669	136,062	99,184
Securities
Taxable	14,276	11,426	27,205	22,635
Tax-Exempt	1,183	1,147	2,393	2,068
Interest-Bearing and Time Deposits	3	26	34	43
Federal Funds Sold	75	11	175	28
Total Interest Income	86,316	67,631	167,292	124,569
Interest Expense
Deposits	24,280	14,185	44,518	26,623
Federal Funds Purchased and Securities
Sold Under Repurchase Agreements	580	473	1,148	1,048
Federal Home Loan Bank Advances	1,866	399	3,310	682
Other Borrowed Money	1,115	840	2,161	1,378
Total Interest Expense	27,841	15,897	51,137	29,731
Net Interest Income Before Provision for Loan Losses	58,475	51,734	116,155	94,838
Provision for Loan Losses	5,801	4,693	11,208	8,617
Net Interest Income After Provision for Loan Losses	52,674	47,041	104,947	86,221
Noninterest Income
Service Charges on Deposit Accounts	9,641	10,264	18,781	17,562
Other Service Charges	2,704	2,182	5,654	4,210
Insurance Commissions, Fees and Premiums, Net	980	1,077	1,978	1,373
Trust Fees	1,904	1,444	3,744	2,171
Net Realized Gains on Sales of Securities Available for Sale	323	1,383	321	1,882
Data Processing Service Fees	2,148	2,128	4,772	4,250
Loan Servicing Income (Loss), Net	3	(279)	156	(461)
Other Noninterest Income	2,738	745	9,696	1,352
Total Noninterest Income	20,441	18,944	45,102	32,339
Noninterest Expense
Salaries and Employee Benefits	19,609	19,428	42,326	33,205
Net Occupancy Expense	3,747	3,299	7,161	5,472
Equipment Expense	3,610	3,234	6,933	5,961
Other Real Estate Expense, Net	418	572	647	693
Amortization of Identifiable Intangibles	1,652	1,602	3,493	2,400
Other Noninterest Expense, Net	10,036	10,234	19,534	17,421
Total Noninterest Expense	39,072	38,369	80,094	65,152
Income Before Income Tax Expense	34,043	27,616	69,955	53,408
Income Tax Expense	12,129	8,784	24,242	17,419
Net Income	21,914	18,832	45,713	35,989
Other Comprehensive Income (Loss), Net of Tax
Net Unrealized Gains (Losses) on Securities Available for Sale
Net Unrealized Holding Gains (Losses) Arising During Period	4,288	(28,596)	(8,468)	(20,004)
Less: Reclassification Adjustment for Net Realized Gains Included in Net Income	210	899	209	1,223
Total Other Comprehensive Income (Loss)	4,078	(29,495)	(8,677)	(21,227)
Comprehensive Income (Loss)	$25,992	$(10,663)	$37,036	$14,762
Earnings Per Common Share
Basic	$0.44	$0.39	$0.92	$0.76
Diluted	0.44	0.38	0.92	0.76

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of
Changes in Shareholders’ Equity

(Dollars in Thousands)	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(Unaudited)
Six Months Ended June 30, 2005
Balance, December 31, 2004	$49,575	$401,414	$146,020	$(2,212)	$(739)	$594,058
Net Income	—	—	45,713	—	—	45,713
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	(8,677)	—	(8,677)
Total Comprehensive Income	—	—	45,713	(8,677)	—	37,036
Exercise of Stock Options, 70,660 Shares of Class A Common Stock	71	1,098	—	—	—	1,169
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	274	—	—	—	274
Class A Common Stock Cash Dividends	—	—	(10,913)	—	—	(10,913)
Balance, June 30, 2005	$49,646	$402,786	$180,820	$(10,889)	$(739)	$621,624

Six Months Ended June 30, 2004
Balance, December 31, 2003	$29,471	$278,131	$103,773	$10,356	$—	$421,731
Net Income	—	—	35,989	—	—	35,989
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	(21,227)	—	(21,227)
Total Comprehensive Income	—	—	35,989	(21,227)	—	14,762
Exercise of Stock Options, 40,416 Shares of Class A Common Stock	40	921	—	—	—	961
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	157	—	—	—	157
Issuance of Common Stock	3,073	107,001	—	—	—	110,074
Class A Common Stock Cash Dividends	—	—	(8,184)	—	—	(8,184)
Balance, June 30, 2004	$32,584	$386,210	$131,578	$(10,871)	$—	$539,501

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Dollars in Thousands)	2005	2004
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$45,713	$35,989
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion	14,447	13,994
Provision for Loan Losses	11,208	8,617
Provision for Estimated Losses on Other Real Estate and Other Assets	119	712
Increase (Decrease) in Valuation Allowance for Mortgage Servicing Rights	(142)	90
Net Realized Gains on Sale of Securities Available for Sale	(321)	(1,882)
Gain on Sale of Other Assets	(5)	(72)
Loss on Sale of Other Real Estate	92	1
(Gain) Loss on Disposal of Premises and Equipment	(28)	9
Gain on Sale of Loans Held for Sale	(1,064)	(80)
Gain on Sale of Mortgage Servicing Rights	(899)	—
Net Decrease in Loans Held for Sale	6,595	9,585
Deferred Tax Benefit	(2,483)	(1,391)
Increase in Accrued Interest Receivable and Other Assets	(728)	(6,895)
Increase in Accounts Payable and Accrued Liabilities	4,735	1,695
Net Cash Provided by Operating Activities	77,239	60,372
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	8	188
Proceeds from Sales of Securities Available for Sale	116,350	299,414
Proceeds from Maturing Securities Available for Sale	101,349	81,227
Purchases of Securities Available for Sale	(427,071)	(356,954)
Loan Originations and Advances, Net	(53,178)	(239,806)
Recoveries of Charged-Off Loans	1,465	1,346
Proceeds from Sale of Premises and Equipment	30	349
Purchases of Premises and Equipment	(10,510)	(11,732)
Proceeds from Sale of Other Real Estate	3,607	3,308
Proceeds from Sale of Other Assets	987	936
Net Cash Provided by Merger	20,407	71,875
Net Cash Used in Investing Activities	(246,556)	(149,849)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	84,174	54,188
Net Increase in Time Deposits	135,480	69,175
Net Increase (Decrease) in Other Borrowed Money	(45,863)	7,438
Cash Dividends Paid on Class A Common Stock	(9,913)	(7,648)
Proceeds from Sale of Common Stock	1,169	961
Net Cash Provided by Financing Activities	165,047	124,114
Increase (Decrease) in Cash and Cash Equivalents	(4,270)	34,637
Cash and Cash Equivalents at Beginning of Period	146,307	100,723
Cash and Cash Equivalents at End of Period	$142,037	$135,360

	Six Months Ended June 30,
(Dollars in Thousands)	2005	2004
	(Unaudited)
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$47,884	$28,760
Income Taxes Paid	22,955	21,403
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	8,946	1,946
Financing Provided for Sales of Other Real Estate	2,169	1,264
Increase in Securities Purchased But Not Settled	17,736	—
Increase in Other Real Estate Sold But Not Settled	53	—
Net Increase in Dividends Payable	1,000	536
The Company acquired Mercantile Bank & Trust, FSB, on January 14, 2005.
Assets acquired and liabilities assumed are as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	144,464	—
Net Cash and Cash Equivalents Received	20,430	—
Fair Value of Liabilities Assumed	164,894	—
The Company acquired Southeast Texas Bancshares, Inc. and its subsidiary, Community Bank and Trust, SSB, on March 12, 2004. Assets acquired and liabilities assumed are as follows:
Fair Value of Assets Acquired Including Goodwill, Net of Cash and Cash Equivalents Received	—	1,020,963
Net Cash and Cash Equivalents Received	—	71,875
Fair Value of Liabilities Assumed	—	982,764
Fair Value of Stock Issued	—	110,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with U.S. generally accepted accounting principles. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2005 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (“Texas Regional” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

The condensed consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. (the “Parent”) and its wholly-owned subsidiaries, Texas Regional Delaware, Inc., Texas State Bank (the “Bank”), Southeast Texas Insurance Services, L.P., operating under the name Community Insurance, Port Arthur Abstract and Title Company, Southeast Texas Title Company, TSB Securities, Inc., TSB Properties, Inc., Hydrox Holdings, Inc. and Valley Mortgage Company, Inc. (“Valley Mortgage”). The Company eliminates all significant intercompany transactions and balances in consolidation. The Company accounts for its investments in subsidiaries on the equity method in the Parent’s financial statements.

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

Statement 123R provides alternative methods of adoption which include using either a “modified prospective application” or a “modified retrospective application”. The “modified prospective application” requires the recognition of compensation cost, beginning with the effective date, for all awards granted after the adoption date based on the requirements of Statement 123R and for all unvested awards granted prior to the adoption date of Statement 123R, based on the requirements of Statement 123. The “modified retrospective application” includes the requirements of the “modified prospective application”, but also permits the restatement of financial statements of previous periods based on amounts previously disclosed in accordance with Statement 123. The Company is currently evaluating the adoption alternatives. Based on stock options granted to employees through June 30, 2005, for which service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax compensation costs of approximately $1,677,000 during 2006 as a result of the adoption of Statement 123R effective January 1, 2006. Future levels of compensation cost related to stock-based compensation awards will be impacted by new stock option awards by the Company occurring before and after the adoption of Statement 123R.

In May 2005, the Financial Accounting Standards Board issued Statement No. 154 (“Statement 154”), “Accounting Changes and Error Corrections –a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement replaces Accounting Principles Board Opinion No.20 (“Opinion 20”), “Accounting Changes” and Financial Accounting Standards Board Statement No. 3 (“Statement 3”), “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 will require companies to recognize a change in accounting principle by applying that change retrospectively to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Statement 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with Statement 154 should such a change arise after the effective date.

STOCK BASED EMPLOYEE COMPENSATION

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees”. As indicated above, the Company has adopted Statement 123R, which supersedes Opinion 25, beginning January 1, 2006. Under Opinion 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. All outstanding options have been granted at fair market value at date of grant; therefore, the Company did not record any compensation expense in the condensed consolidated financial statements for its stock-based compensation plans. In accordance with Statement 148, the following table illustrates the effect on net income and earnings per common share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
Net Income, As Reported	$21,914	$18,832	$45,713	$35,989
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(1,092)	(971)	(1,516)	(1,171)
Pro Forma Net Income	$20,822	$17,861	$44,197	$34,818

Earnings Per Common Share:
Basic – As Reported	$0.44	$0.39	$0.92	$0.76
Basic – Pro Forma	0.42	0.37	0.89	0.74

Diluted – As Reported	0.44	0.38	0.92	0.76
Diluted – Pro Forma	0.42	0.36	0.89	0.73

NOTE 2: IMPAIRED LOANS

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $47,484,000 at June 30, 2005 for which there was a related allowance for loan losses of $9,984,000. At June 30, 2005, the balance of impaired loans included $320,000 for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 2005 was $33,674,000. Interest income on impaired loans of $217,000 for cash payments received on nonaccrual loans was recognized during the six months ended June 30, 2005.

NOTE 3: JUNIOR SUBORDINATED DEBENTURES

As of June 30, 2005, the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and the Texas Regional Statutory Trust I (the “Trusts”), all wholly-owned unconsolidated subsidiaries of Texas Regional Delaware, Inc., had the following trust preferred securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding (dollars in thousands):

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

NOTE 4: COMMON STOCK

On March 8, 2005, the Board of Directors approved a cash dividend of $0.10 per share for shareholders of record on April 1, 2005 and payable on April 15, 2005.  In addition, on June 14, 2005, the Board of Directors approved a cash dividend of $0.12 per share for shareholders of record on July 1, 2005 and payable on July 15, 2005.

NOTE 5: EARNINGS PER COMMON SHARE COMPUTATIONS

The table below presents a reconciliation of basic and diluted earnings per common share computations (“EPS”) (dollars in thousands, except share data). The number of shares outstanding and the related earnings per common share amounts for 2004 have been restated to retroactively give effect to the three-for-two stock split effected as a 50 percent stock dividend declared and distributed during August 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
Net Income	$21,914	$18,832	$45,713	$35,989
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	49,606,250	48,859,639	49,588,453	47,048,190
Add Assumed Exercise of Dilutive Securities
Outstanding Stock Options	248,533	317,946	235,547	280,027
Riverway Holdback Shares	—	247,500	—	247,500
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculation	49,854,783	49,425,085	49,824,000	47,575,717
Basic EPS	$0.44	$0.39	$0.92	$0.76
Diluted EPS	0.44	0.38	0.92	0.76

NOTE 6: RECENT ACQUISITION

On January 14, 2005, the Company completed the acquisition through merger of Mercantile Bank & Trust, FSB (“Mercantile”). Mercantile was a privately held Federal savings bank headquartered in Dallas, Texas, with two additional banking locations in the Dallas metropolitan area. The shareholders of Mercantile received $35,640,000 in cash in exchange for all the outstanding shares of Mercantile. Mercantile had total assets of $213.8 million, loans held for investment of $118.1 million, deposits of $197.5 million and equity of $14.7 million. The transaction was accounted for under the purchase method of accounting; therefore, the results of operations are included in the condensed consolidated financial statements from the date of acquisition, January 14, 2005. The proforma effect and the financial results of Mercantile included in the results of operations subsequent to the date of acquisition were not material to the Company's financial condition or the operating results for the periods presented. Mercantile was merged with and into the Bank.

NOTE 7: RECLASSIFICATIONS

Certain amounts in the prior periods’ presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

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

Texas State Bank operates seventy-one banking offices. Thirty-one banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, three banking locations in Weslaco, two banking locations in Edinburg, two banking locations in San Juan, and one banking location each in Hidalgo, La Feria, Mercedes, Palm Valley, Peñitas, Progreso, Raymondville, Rio Grande City, and Roma. In addition, Texas State Bank operates one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugar Land, two banking locations in Houston and three banking locations in Dallas. Thirty-one banking locations are located in the East Texas area including seven banking locations in Beaumont, five banking locations in Port Arthur, two banking locations in Orange, two banking locations in Jasper, two banking locations in Lumberton, two banking locations in Silsbee, and one banking location each in Kountze, Port Neches, Sour Lake, Vidor, Tyler, Broaddus, Buna, Colmesneil, Kirbyville, San Augustine and Woodville. At June 30, 2005, Texas Regional had consolidated total assets of $6,226,165,000, loans held for investment (net of unearned discount) of $3,903,850,000, deposits of $5,153,937,000 and shareholders’ equity of $621,624,000.

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

Mortgage Servicing Rights. The Company also considers the accounting estimates used in evaluating the carrying value of the mortgage servicing rights to be critical. The Company evaluates the carrying value of the mortgage servicing rights for impairment based upon the fair value of those rights. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates, terms and type (fixed or adjustable). Fair value of mortgage servicing rights is determined by discounting the present value of the estimated future net servicing revenues using a discount rate commensurate with the risks involved based on management’s best estimate of remaining loan lives. This method of valuation incorporates assumptions that market participants would use in their estimate of future servicing income and expense, including assumptions about prepayments, defaults and interest rates. At June 30, 2005, the fair value was based on the present value of future cash flows using prepayment rates ranging from 85% to 400% of standard Public Securities Association prepayment rates, discount rates ranging from 8% to 20% and weighted average lives ranging from 2 to 10 years.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $142,037,000 at June 30, 2005. By comparison, the Company had $146,307,000 in cash and cash equivalents at December 31, 2004, a decrease of $4,270,000 or 2.9%.

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

At June 30, 2005 and December 31, 2004, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities at June 30, 2005 and December 31, 2004 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
June 30, 2005 (Unaudited)
U.S. Treasury	$6,067	$—	$(104)	$5,963
U.S. Government Agency	833,278	1,318	(11,122)	823,474
Mortgage-Backed	706,837	188	(7,921)	699,104
States and Political Subdivisions	167,550	1,946	(1,141)	168,355
Other	44,819	23	(121)	44,721
Total	$1,758,551	$3,475	$(20,409)	$1,741,617
December 31, 2004
U.S. Treasury	$6,110	$—	$(65)	$6,045
U.S. Government Agency	789,514	2,837	(6,508)	785,843
Mortgage-Backed	547,505	1,593	(3,788)	545,310
States and Political Subdivisions	149,073	2,967	(583)	151,457
Other	41,780	79	(11)	41,848
Total	$1,533,982	$7,476	$(10,955)	$1,530,503

Securities Held to Maturity
June 30, 2005 (Unaudited)
States and Political Subdivisions	$210	$1	$—	$211
Total	$210	$1	$—	$211
December 31, 2004
States and Political Subdivisions	$210	$5	$—	$215
Total	$210	$5	$—	$215

Net unrealized holding losses on securities available for sale, net of related tax effect, of $10,889,000 and $2,212,000 at June 30, 2005 and December 31, 2004, respectively, were reported in a separate component of shareholders’ equity as accumulated other comprehensive loss, net of tax.

A summary of securities available for sale, which were in an unrealized loss position at June 30, 2005, is provided below. The Company has both the ability and intent to hold these securities for the time period necessary to recover the costs. In addition, the Company believes the decrease in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
(Dollars in Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Unaudited)
U.S. Treasury	$697	$(2)	$5,266	$(102)	$5,963	$(104)
U.S. Government Agency	462,237	(4,681)	288,738	(6,441)	750,975	(11,122)
Mortgage-Backed	350,531	(3,255)	196,300	(4,666)	546,831	(7,921)
States and Political Subdivisions	26,663	(273)	45,298	(868)	71,961	(1,141)
Other	1,067	(108)	319	(13)	1,386	(121)
Total Temporarily Impaired Securities	$841,195	$(8,319)	$535,921	$(12,090)	$1,377,116	$(20,409)

Securities available for sale and securities held to maturity with carrying values of $1,359,891,000 and $210,000, respectively, at June 30, 2005 and $1,416,232,000 and $210,000, respectively, at December 31, 2004 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $23,451,000 at June 30, 2005 decreased $5,531,000 or 19.1% compared to the December 31, 2004 balance of $28,982,000. The decrease in loans held for sale for the six months ended June 30, 2005 resulted primarily from a decrease in loan volume due to rising interest rates.

LOANS HELD FOR INVESTMENT

The Company manages its credit risk by establishing and implementing strategies and guidelines appropriate to the characteristics of borrowers, industries, geographic locations and risk products. Diversification of risk within each of these areas is a primary objective. The objectives of the Company’s policies and procedures is to ensure that loan commitments conform to current strategies and guidelines. Management continually refines the Company’s credit policies and procedures to address the risks in the current and prospective environment and to reflect management’s current strategic focus. The credit process is controlled with continuous credit review and analysis, and review by internal and external auditors and regulatory authorities. The Company’s loans are widely diversified by borrower and industry group. The Company does not have any single loan relationship that it considers material to the overall portfolio.

The Company has collateral management policies in place so that collateral lending of all types is approached on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes accounts receivable and inventory, marketable securities, equipment, agricultural products and real estate. Autos, real estate, life insurance and marketable securities are accepted as collateral for the consumer loan portfolio.

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

The majority of the Company’s loans are loans held for investment. Loans held for sale, which are generally mortgage loans originated and intended for sale in the secondary market, represent 0.6% of total loans at June 30, 2005.

International loans are loans to borrowers, primarily from borrowers in Mexico, that are domiciled in a country other than the United States of America. The Company’s total international loans at June 30, 2005 of $53,006,000 represented 1.4% of total loans held for investment.

Total loans held for investment of $3,903,850,000 at June 30, 2005 increased $153,331,000 or 4.1% compared to December 31, 2004 levels of $3,750,519,000. The increase in loans held for investment resulted primarily from an increase in commercial and real estate loans combined with $118,129,000 in loans held for investment acquired with the Mercantile acquisition during first quarter 2005.

The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)
Commercial	$1,112,276	$1,098,028
Commercial Tax-Exempt	22,621	49,622
Total Commercial	1,134,897	1,147,650
Agricultural	72,501	78,761
Real Estate
Construction	817,520	768,497
Commercial Mortgage	1,272,051	1,199,600
Agricultural Mortgage	114,729	100,628
1-4 Family Mortgage	331,747	286,809
Total Real Estate	2,536,047	2,355,534
Consumer	164,641	172,571
Total Principal Amount of Loans Held for Investment	3,908,086	3,754,516
Less: Unearned Income and Net Unamortized Deferred Fees and Costs	4,236	3,997
Total Loans Held for Investment	$3,903,850	$3,750,519

In the ordinary course of business, the Company’s subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of June 30, 2005 and December 31, 2004, loans outstanding to directors, officers and their affiliates totaled approximately $89,595,000 and $65,181,000, respectively.

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

Nonperforming assets of $56,807,000 at June 30, 2005 increased $29,659,000 or 109.2% compared to December 31, 2004 levels of $27,148,000. Nonaccrual loans of $45,680,000 at June 30, 2005 increased $25,930,000 or 131.3% compared to $19,750,000 at December 31, 2004. The increase was primarily the result of the addition of one loan relationship totaling $22,649,000 and the increase in another loan relationship of $4,415,000. The increase was partially offset by a $1,124,000 loan relationship, a portion of which was paid off and the remainder of which is now current, as well as $885,000 from a loan relationship that was partially charged-off and partially transferred to foreclosed and other assets as of June 30, 2005. During second quarter 2005, the Company reduced the interest rate on a real estate loan and identified this loan as troubled debt restructuring. The Company reported $1,804,000 as total restructured loans at June 30, 2005. Foreclosed and other assets of $9,323,000 at June 30, 2005 increased $1,925,000 or 26.0% compared to $7,398,000 at December 31, 2004. The increase was primarily the result of the addition of a property totaling $2,900,000, partially offset by the sale of two properties totaling $763,000. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans at June 30, 2005 and December 31, 2004 totaled $22,613,000 and $19,684,000, respectively, reflecting an increase of $2,929,000 or 14.9%. The increase at June 30, 2005 as compared to December 31, 2004 resulted primarily from the addition of four loan relationships totaling $9,101,000. The increase was partially offset by the foreclosure of properties securing two loan relationships totaling $4,593,000 and the transfer of one loan relationship to current status in the amount of $1,007,000. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other assets at June 30, 2005 increased to 2.03% from 1.25% at December 31, 2004.

Since June 30, 2005, a cash payment of $4,000,000 was made on the Company’s largest nonperforming credit. Also since June 30, 2005, the borrower on the Company’s second largest nonperforming credit made a payment of approximately $4,000,000. As of June 30, 2005, this credit was classified as 90 days past due and still accruing and had a principal balance of approximately $6,805,000. The principal balance of the credit was reduced by $2,626,000 without a change in the Company’s collateral position. Furthermore, over $2,600,000 of the Company’s foreclosed assets as of June 30, 2005 have pending contracts for sale. Management anticipates closing on most of these transactions by the end of August 2005.

An analysis of the components of nonperforming assets follows (dollars in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)
Nonaccrual Loans	$45,680	$19,750
Restructured Loans	1,804	—
Nonperforming Loans	47,484	19,750
Foreclosed and Other Assets	9,323	7,398
Total Nonperforming Assets	56,807	27,148
Accruing Loans 90 Days or More Past Due	22,613	19,684
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$79,420	$46,832
Nonperforming Loans as a Percentage of Loans Held for Investment	1.22%	0.53%
Nonperforming Assets as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	1.45	0.72
Nonperforming Assets as a Percentage of Total Assets	0.91	0.46
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	2.03	1.25

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at June 30, 2005, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES - CRITICAL ACCOUNTING POLICY

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. The Company’s allowance for loan losses represents estimations based on guidance provided by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15”, as amended by Statement No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures-an amendment of FASB Statement No. 114” and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

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

The allowance for loan losses at June 30, 2005 totaled $48,022,000, representing a net increase of $2,998,000 or 6.7% compared to $45,024,000 at December 31, 2004. The acquisition of Mercantile during first quarter 2005 attributed to $1,524,000 of the increase. Management believes that the allowance for loan losses at June 30, 2005 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
Balance at Beginning of Period	$47,313	$41,094	$45,024	$31,234
Balance from Acquisition	—	—	1,524	8,795
Provision for Loan Losses	5,801	4,693	11,208	8,617
Charge-Offs
Commercial	4,466	3,835	8,573	6,343
Agricultural	56	—	56	189
Real Estate	526	58	1,135	154
Consumer	749	725	1,435	1,350
Total Charge-Offs	5,797	4,618	11,199	8,036
Recoveries
Commercial	349	493	757	711
Agricultural	5	4	27	4
Real Estate	53	55	114	143
Consumer	298	235	567	488
Total Recoveries	705	787	1,465	1,346
Net Charge-Offs	5,092	3,831	9,734	6,690
Balance at End of Period	$48,022	$41,956	$48,022	$41,956
Allowance for Loan Losses as a Percentage of Loans Held for Investment	1.23%	1.22%	1.23%	1.22%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	101.13	350.66	101.13	350.66
Net Charge-Offs as a Percentage of Average Loans Held for Investment	0.53	0.46	0.51	0.44

PREMISES AND EQUIPMENT, NET

Premises and equipment, net of $143,136,000 at June 30, 2005 increased by $8,897,000 or 6.6% compared to December 31, 2004 levels of $134,239,000. The increase was partially attributable to $4,689,000 of premises and equipment acquired in the Mercantile acquisition during first quarter 2005, as well as $1,185,000 in real estate purchased during the six months ending June 30, 2005 in Houston and Rio Grande City, Texas for future banking locations. The Company is continuing to evaluate the premises with the Mercantile and Valley Mortgage acquisitions.

GOODWILL

Goodwill of $194,849,000 at June 30, 2005 increased $20,346,000 or 11.7% compared to $174,503,000 at December 31, 2004. The increase is primarily attributable to $19,719,000 in goodwill added with the Mercantile acquisition. In addition, goodwill adjustments totaling $384,000 and $243,000 relating to the Southeast Texas and Valley Mortgage acquisitions, respectively, were recorded during the six months ended June 30, 2005. The Company is continuing to evaluate the goodwill recorded with the Mercantile and Valley Mortgage acquisitions.

IDENTIFIABLE INTANGIBLES, NET

Identifiable intangibles, net of $28,553,000 at June 30, 2005 decreased $1,054,000 or 3.6% compared to $29,607,000 at December 31, 2004. Identifiable intangibles, net increased as a result of a $2,028,000 core deposit intangible added with the Mercantile acquisition. The increase was offset by net amortization of $3,124,000 for the six months ended June 30, 2005, including amortization of $362,000 on the unfavorable lease commitment obtained with the Southeast Texas acquisition included as a reduction of net occupancy expense. The Company is continuing to evaluate the value of the core deposit intangible obtained with the Mercantile acquisition.

DEPOSITS

Total deposits of $5,153,937,000 at June 30, 2005 increased $393,097,000 or 8.3% compared to December 31, 2004 levels of $4,760,840,000. The increase in total deposits for the six months ended June 30, 2005 is primarily attributable to $173,444,000 added with the Mercantile acquisition, as well as growth in the volume of business conducted by the Company.

The following table presents the composition of total deposits (dollars in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)
Demand Deposits
Commercial and Individual	$904,391	$849,865
Public Funds	12,336	16,908
Total Demand Deposits	916,727	866,773
Interest-Bearing Deposits
Savings
Commercial and Individual	213,605	211,393
Public Funds	405	432
Money Market Checking and Savings
Commercial and Individual	1,171,208	980,005
Public Funds	439,802	460,202
Time Deposits
Commercial and Individual	1,867,023	1,655,042
Public Funds	545,167	586,993
Total Interest-Bearing Deposits	4,237,210	3,894,067
Total Deposits	$5,153,937	$4,760,840

OTHER BORROWED MONEY

Total other borrowed money of $405,888,000 at June 30, 2005 decreased $55,863,000 or 12.1% compared to December 31, 2004 levels of $461,751,000.

The components of total other borrowed money are as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$83,234	$108,891
Federal Home Loan Bank Advances	255,642	285,848
Junior Subordinated Debentures	67,012	67,012
Total Other Borrowed Money	$405,888	$461,751

At June 30, 2005, the Company had available lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $1,125,952,000 with the Federal Home Loan Bank, of which $255,642,000 was advanced at June 30, 2005.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $27,566,000 or 4.6% during the six months ended June 30, 2005 primarily due to comprehensive income of $37,036,000 less dividends of $10,913,000. Comprehensive income for the period included net income of $45,713,000 and net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment, of $(8,677,000).

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines.

The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of June 30, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$521,499	11.74%	$355,419	8.00%	$444,274	10.00%
Tier I Capital (to Risk-Weighted Assets)	473,477	10.66	177,710	4.00	266,565	6.00
Tier I Capital (to Average Assets)	473,477	7.98	237,312	4.00	296,640	5.00

As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$501,326	11.91%	$336,800	8.00%	$421,001	10.00%
Tier I Capital (to Risk-Weighted Assets)	456,302	10.84	168,400	4.00	252,600	6.00
Tier I Capital (to Average Assets)	456,302	8.32	219,331	4.00	274,163	5.00

Texas State Bank
As of June 30, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$496,371	11.19%	$354,919	8.00%	$443,648	10.00%
Tier I Capital (to Risk-Weighted Assets)	448,349	10.11	177,459	4.00	266,189	6.00
Tier I Capital (to Average Assets)	448,349	7.57	236,999	4.00	296,249	5.00

As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$475,282	11.31%	$336,320	8.00%	$420,399	10.00%
Tier I Capital (to Risk-Weighted Assets)	430,258	10.23	168,160	4.00	252,240	6.00
Tier I Capital (to Average Assets)	430,258	7.86	218,899	4.00	273,624	5.00

At June 30, 2005, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $21,914,000 and $18,832,000 and earnings per diluted common share was $0.44 and $0.38 for the three months ended June 30, 2005 and 2004, respectively. Net income increased primarily due to sustained loan growth combined with a full three months of operations from Valley Mortgage and Mercantile. The Company completed the acquisition of Valley Mortgage on November 23, 2004 and Mercantile on January 14, 2005. The results of operations for Valley Mortgage and Mercantile have been included in the condensed consolidated financial statements since their respective purchase dates. Return on assets averaged 1.43% and 1.39% while return on shareholders’ equity averaged 14.26% and 13.79% for the three months ended June 30, 2005 and 2004, respectively.

For the six months ended June 30, 2005, net income was $45,713,000 compared to $35,989,000 for the same period in 2004, representing an increase of $9,724,000 or 27.0%. Net income increased primarily due to the recognition of a full six months of results from the Southeast Texas acquisition completed on March 12, 2004, as well as results from the Valley Mortgage and Mercantile acquisitions. Furthermore, the Company benefited from an aggregate $6,160,000 in special distributions received during the first two quarters of 2005, as a result of the merger of PULSE EFT Association with Discover Financial Services, Inc., a business unit of Morgan Stanley. Earnings per diluted common share was $0.92 and $0.76 for the six months ended June 30, 2005 and 2004, respectively. Return on assets averaged 1.51% and return on shareholders’ equity averaged 15.07% for the six months ended June 30, 2005 compared to 1.46% and 14.41%, respectively, for the same period in 2004.

NET INTEREST INCOME

Net interest income, reported on a tax-equivalent basis, was $59,396,000 for the three months ended June 30, 2005 compared with $52,653,000 for the same period in 2004, an increase of $6,743,000 or 12.8%. The net interest margin was 4.26% for the three months ended June 30, 2005 compared to 4.30% for the same period in 2004. Tax-equivalent interest income for the three months ended June 30, 2005 was $87,237,000, an increase of $18,687,000 or 27.3% from the three months ended June 30, 2004. This increase in tax-equivalent interest income was largely due to growth in average interest-earning assets, which rose to $5,594,489,000 representing a $668,153,000 or 13.6% increase compared to the same period in 2004. The increase was further affected by a 65 basis point increase in the yield on average interest-earning assets. Tax-equivalent interest income on loans held for investment increased $15,314,000 or 27.9% to $70,285,000 for the three months ended June 30, 2005 compared to the same period in 2004. The increase was primarily due to a $492,254,000 or 14.5% increase in average loans held for investment over the same period in 2004, resulting from a 10.2% internal loan growth rate for the twelve months ended June 30, 2005. The increase was further affected by a 74 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 4.00% during second quarter 2004 to 5.92% during second quarter 2005. Tax-equivalent interest income on securities increased to $16,096,000, reflecting a $2,906,000 or 22.0% increase from the prior comparable period. This increase was attributable to an $183,975,000 increase in average securities, up 12.2% compared to the three months ended June 30, 2004. The increase was further affected by a 30 basis point increase in the yield on average securities during second quarter 2005 compared to the same period in 2004.

For the six months ended June 30, 2005, tax-equivalent interest income on loans held for investment increased $36,840,000 or 36.9% to $136,693,000 compared to the same period in 2004. The increase was primarily due to an $818,591,000 or 26.9% increase in average loans held for investment over the same period in 2004, resulting from loans obtained with the Southeast Texas acquisition on March 12, 2004, as well as a 10.2% internal loan growth rate for the twelve months ended June 30, 2005. The increase was further affected by a 54 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 4.00% during the six months ended June 30, 2004 to 5.68% during the same period in 2005. Tax-equivalent interest income on securities increased to $30,887,000, reflecting a $5,071,000 or 19.6% increase from the prior comparable period. This increase was attributable to a $174,478,000 increase in average securities, up 12.0% compared to the six months ended June 30, 2004. The increase was further affected by a 25 basis point increase in the yield on average securities during the six months ended June 30, 2005 compared to the same period in 2004.

Interest expense increased to $27,841,000 for the three months ended June 30, 2005 compared to $15,897,000 for the same period in 2004, representing an increase of $11,944,000 or 75.1%. The increase was primarily due to an 84 basis point increase in the cost of funds during second quarter 2005 compared to the same period in 2004 resulting from increasing market rates. The increase was further affected by an increase in average interest-bearing liabilities of $559,135,000 or 13.9% to $4,589,480,000 compared to $4,030,345,000 for second quarter 2004. Interest expense on deposits increased by $10,095,000 or 71.2% to $24,280,000 for second quarter 2005 compared to the comparable period in 2004. The increase reflects the effects of higher rates offered on deposits due to increases in market rates since June 30, 2004. Average interest-bearing deposits increased by $437,479,000 or 11.7% to $4,184,552,000 for second quarter 2005 compared with second quarter 2004. The increase in average interest-bearing deposits was primarily attributable to an internal growth rate of 10.3% for the twelve months ended June 30, 2005. Interest expense on other borrowed money increased $1,849,000 or 108.0% to $3,561,000 for the three months ended June 30, 2005 compared to the same period in 2004. The increase was primarily attributable to a $121,656,000 or 42.9% increase in average other borrowed money to $404,928,000 during the three months ended June 30, 2005 compared to $283,272,000 during the three months ended June 30, 2004, as well as a 110 basis point increase in the cost of other borrowed money during the three months ended June 30, 2005 compared to the same period in 2004. The increase in the cost of other borrowed money during second quarter 2005 resulted from increases in interest rates since June 30, 2004. The cost of Federal Home Loan Bank advances and junior subordinated debentures for second quarter 2005 increased by 180 and 163 basis points, respectively, compared to the same period in 2004. In addition, the average balance of Federal Home Loan Bank advances increased by $114,644,000 or 85.1% to $249,380,000 for second quarter 2005 compared to the same 2004 period to partially fund growth in the securities portfolio.

For the six months ended June 30, 2005, interest expense was $51,137,000 compared to $29,731,000 for the same period in 2004. The increase was primarily due to a 67 basis point increase in the cost of funds during the six months ended June 30, 2005 from the comparable period in 2004 resulting from increasing market rates. Average interest-bearing liabilities increased $817,831,000 or 21.9% to $4,544,939,000 for the six months ended June 30, 2005 compared to $3,727,108,000 for the six months ended June 30, 2004. Interest expense on deposits totaled $44,518,000 for the six months ended June 30, 2005, reflecting an increase of $17,895,000 or 67.2% compared to the same prior year period. The increase in interest expense on deposit resulted primarily from a $682,358,000 or 19.7% increase in average interest-bearing deposits combined with a 62 basis points increase in the average rate paid on interest-bearing deposits. Interest expense on other borrowed money increased to $6,619,000 for the six months ended June 30, 2005 compared to $3,108,000 for the same prior year period. The increase was primarily attributable to a $135,473,000 or 51.1% increase in average other borrowed money to $400,523,000 during the six months ended June 30, 2005 compared to $265,050,000 during the six months ended June 30, 2004 resulting primarily from an $115,240,000 increase in the average balance of Federal Home Loan Bank advances. In addition, the cost of other borrowed money increased by 97 basis points primarily due to an increase of 168 and 114 basis points in the cost of Federal Home Loan Bank advances and junior subordinated debentures, respectively, resulting from increasing interest rates.

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

	Three Months Ended
	June 30, 2005			June 30, 2004
Tax-Equivalent Basis (1)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale(2)	$21,333	$777	14.61%	$24,927	$352	5.68%
Loans Held for Investment(2)
Commercial	1,192,806	20,404	6.86	1,109,424	16,196	5.87
Real Estate	2,516,580	46,613	7.43	2,085,325	34,983	6.75
Consumer	166,665	3,268	7.86	189,048	3,792	8.07
Total Loans Held for Investment	3,876,051	70,285	7.27	3,383,797	54,971	6.53
Securities
Taxable	1,540,554	14,275	3.72	1,361,743	11,426	3.37
Tax-Exempt	145,339	1,821	5.03	140,175	1,764	5.06
Total Securities	1,685,893	16,096	3.83	1,501,918	13,190	3.53
Interest-Bearing and Time Deposits	992	3	1.21	11,190	26	0.93
Federal Funds Sold	10,220	76	2.98	4,504	11	0.98
Total Interest-Earning Assets	5,594,489	$87,237	6.25%	4,926,336	$68,550	5.60%
Cash and Due from Banks	130,212			141,624
Premises and Equipment, Net	141,391			126,577
Other Assets, Net	321,237			290,574
Allowance for Loan Losses	(48,500)			(43,849)
Total Assets	$6,138,829			$5,441,262
Liabilities
Interest-Bearing Liabilities
Savings	$217,515	$238	0.44%	$214,588	$168	0.31%
Money Market Checking and Savings	1,587,841	6,447	1.63	1,325,257	2,362	0.72
Time Deposits	2,379,196	17,595	2.97	2,207,228	11,655	2.12
Total Savings and Time Deposits	4,184,552	24,280	2.33	3,747,073	14,185	1.52
Other Borrowed Money	404,928	3,561	3.53	283,272	1,712	2.43
Total Interest-Bearing Liabilities	4,589,480	$27,841	2.43%	4,030,345	$15,897	1.59%
Demand Deposits	902,549			834,725
Other Liabilities	30,556			26,852
Total Liabilities	5,522,585			4,891,922
Shareholders’ Equity	616,244			549,340
Total Liabilities and Shareholders’ Equity	$6,138,829			$5,441,262
Net Interest Income(1)		$59,396			$52,653
Less: Tax-Equivalent Adjustment		921			919
Net Interest Income, As Reported		$58,475			$51,734
Net Interest Margin			4.26%			4.30%

(1)          For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% tax rate). Income on a tax-equivalent basis is not considered to be in accordance with generally accepted accounting principles (“GAAP”).

(2)          Average balances of loans include nonaccrual loans and are presented net of unearned income and unamortized deferred fees and costs.

(3)          Annualized.

	Six Months Ended
	June 30, 2005			June 30, 2004
Tax-Equivalent Basis (1)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale(2)	$21,069	$1,423	13.62%	$21,825	$611	5.63%
Loans Held for Investment(2)
Commercial	1,204,558	39,834	6.67	1,073,687	30,195	5.66
Real Estate	2,493,459	90,236	7.30	1,822,736	63,192	6.97
Consumer	169,295	6,623	7.89	152,298	6,466	8.54
Total Loans Held for Investment	3,867,312	136,693	7.13	3,048,721	99,853	6.59
Securities
Taxable	1,488,043	27,205	3.69	1,342,449	22,635	3.39
Tax-Exempt	145,849	3,682	5.09	116,965	3,181	5.47
Total Securities	1,633,892	30,887	3.81	1,459,414	25,816	3.56
Interest-Bearing and Time Deposits	3,765	34	1.82	9,280	43	0.93
Federal Funds Sold	13,180	175	2.68	5,216	28	1.08
Total Interest-Earning Assets	5,539,218	$169,212	6.16%	4,544,456	$126,351	5.59%
Cash and Due from Banks	136,712			122,766
Premises and Equipment, Net	139,887			119,013
Other Assets, Net	318,019			225,763
Allowance for Loan Losses	(48,524)			(39,453)
Total Assets	$6,085,312			$4,972,545
Liabilities
Interest-Bearing Liabilities
Savings	$217,438	$491	0.46%	$188,545	$295	0.31%
Money Market Checking and Savings	1,591,694	11,696	1.48	1,188,492	4,310	0.73
Time Deposits	2,335,284	32,331	2.79	2,085,021	22,018	2.12
Total Savings and Time Deposits	4,144,416	44,518	2.17	3,462,058	26,623	1.55
Other Borrowed Money	400,523	6,619	3.33	265,050	3,108	2.36
Total Interest-Bearing Liabilities	4,544,939	$51,137	2.27%	3,727,108	$29,731	1.60%
Demand Deposits	899,607			717,224
Other Liabilities	29,114			25,830
Total Liabilities	5,473,660			4,470,162
Shareholders’ Equity	611,652			502,383
Total Liabilities and Shareholders’ Equity	$6,085,312			$4,972,545
Net Interest Income(1)		$118,075			$96,620
Less: Tax-Equivalent Adjustment		1,920			1,782
Net Interest Income, As Reported		$116,155			$94,838
Net Interest Margin			4.30%			4.28%

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

	Three Months Ended June 30, 2005 Compared to 2004				Six Months Ended June 30, 2005 Compared to 2004
	Net	Due to Change in		Rate/	Net	Due to Change in		Rate/
Tax-Equivalent Basis (1)	Change	Volume	Rate	Volume	Change	Volume	Rate	Volume
	(Unaudited)
Interest Income
Loans Held for Sale	$425	$(50)	$555	$(80)	$812	$(23)	$865	$(30)
Loans Held for Investment	15,314	8,170	6,237	907	36,840	26,460	8,183	2,197
Securities
Taxable	2,849	1,536	1,161	152	4,570	2,385	1,971	214
Tax-Exempt	57	70	(13)	—	501	774	(219)	(54)
Interest-Bearing and Time
Deposits	(23)	(24)	8	(7)	(9)	(26)	41	(24)
Federal Funds Sold	65	14	22	29	147	43	41	63
Total Interest Income	18,687	9,716	7,970	1,001	42,861	29,613	10,882	2,366
Interest Expense
Deposits	10,095	1,699	7,518	878	17,895	5,159	10,639	2,097
Other Borrowed Money	1,849	742	774	333	3,511	1,575	1,281	655
Total Interest Expense	11,944	2,441	8,292	1,211	21,406	6,734	11,920	2,752
Net Interest Income Before
Allocation of Rate/Volume	6,743	7,275	(322)	(210)	21,455	22,879	(1,038)	(386)
Allocation of Rate/Volume	—	274	(484)	210	—	737	(1,123)	386
Changes in Net Interest Income	$6,743	$7,549	$(806)	$—	$21,455	$23,616	$(2,161)	$—

(1)          For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% effective federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $5,801,000 for the three months ended June 30, 2005 compared to $4,693,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, the Company recorded a provision for loan losses of $11,208,000 compared to $8,617,000 for the same period in 2004. The increases in the provision for loan losses for the three and six months ended June 30, 2005 compared to the same periods in 2004 were a result of loan growth, management’s assessment of current regional economic conditions and probable losses in the portfolio. Net charge-offs totaled $5,092,000 and $9,734,000 for the three and six months ended June 30, 2005, respectively, compared to $3,831,000 and $6,690,000 for the same comparable periods in 2004. Net charge-offs to average loans held for investment increased during the six months ended June 30, 2005 to 0.51% compared to 0.44% for the same period in 2004.

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

NONINTEREST INCOME

The Company’s primary sources of noninterest income are service charges on deposit accounts, other banking service related fees, data processing fees and trust fees. Noninterest income totaled $20,441,000 for the three months ended June 30, 2005 compared to $18,944,000 for the same period in 2004. Excluding net realized gains on sales of securities available for sale of $323,000 and $1,383,000 for second quarter 2005 and second quarter 2004, respectively, and the $908,000 special distribution received during second quarter 2005 as a result of the merger of PULSE EFT Association with Discover Financial Services, noninterest income for second quarter 2005 increased $1,649,000 or 9.4% compared to second quarter 2004. The increase was primarily attributable a $1,112,000 increase in gains on sales of loans held for sale and mortgage servicing rights. For the six months ended June 30, 2005, noninterest income totaled $45,102,000, up from $32,339,000 for the same period in 2004. Excluding net realized gains on securities available for sale of $321,000 and $1,882,000 for the six months ended June 30, 2005 and 2004, respectively, and the aggregate $6,160,000 in special distributions received as a result of the merger of PULSE EFT Association with Discover Financial Services during the six months ended June 30, 2005, noninterest income for the six months ended June 30, 2005 increased $8,164,000 or 26.8% over the same period in 2004. The majority of the increase is attributable to an increase in total service charges, trust fees and gains on sales of loans held for sale and mortgage servicing rights.

Total service charges of $12,345,000 for the three months ended June 30, 2005 decreased $101,000 or 0.8% compared to $12,446,000 for the same period in 2004. Although average deposits excluding time deposits increased $333,335,000 or 14.0%, service charges on deposit accounts decreased $623,000 or 6.1%. The decrease resulted primarily from a $792,000 reduction in non-sufficient and return item charges. This decrease was partially offset by a $522,000 increase in other service charges resulting primarily from a $260,000 increase in merchant credit and debit card income combined with $141,000 in mortgage banking fees generated from Valley Mortgage. Total service charges were $24,435,000 for the six months ended June 30, 2005 compared to $21,772,000 for the same period in 2004, reflecting an increase of 12.2%. The increase in total service charges is reflective of the increase in average deposits excluding time deposits of $614,478,000 or 29.3% for the six months ended June 30, 2005 compared with the same period in 2004. Non-sufficient and return item charges, which comprises 65.1% of service charges on deposits accounts for six months ended June 30, 2005, increased by $303,000. In addition, there was an increase in merchant debit and credit card income of $841,000 and a $236,000 increase in mortgage banking fees for the six months ended June 30, 2005 compared with the comparable prior year period.

Insurance commissions, fees and premiums, net for the three months ended June 30, 2005 totaled $980,000 decreasing by $97,000 or 9.0% compared to $1,077,000 for the same period in 2004. The decrease resulted primarily from $100,000 decrease in title insurance income during second quarter 2005 compared to second quarter 2004. For the six months ended June 30, 2005, insurance commissions, fees and premiums, net of $1,978,000 increased $605,000 or 44.1% compared to $1,373,000 for the comparable period in 2004. The increase in insurance commissions, fees and premiums, net for the six months ended June 30, 2005 resulted primarily from the inclusion of a full six months of income generated by the title insurance and general lines insurance agencies acquired with the Southeast Texas acquisition. The principal component of insurance commissions, fees and premiums, net prior to the Southeast Texas transaction was insurance commissions and fees received from the sale of credit life insurance, since prior to the merger with Southeast Texas the Company did not have other significant insurance business.

Trust fees of $1,904,000 for the three months ended June 30, 2005 increased $460,000 or 31.9% compared to $1,444,000 for the comparable prior year period. Trust fees were $3,744,000 for the six months ended June 30, 2005 compared to $2,171,000 for the same period in 2004, increasing by $1,573,000 or 72.5%. The increase in trust fees is reflective of the increase in the average fair value of trust accounts by 63.2% during the six months ended June 30, 2005 compared to the prior comparable period. The increase in the average fair value of trust accounts is primarily due to the addition of $623,267,000 in trust assets with the Southeast Texas acquisition in March 2004 and additional trust business developed during the last twelve months. The fair market value of trust accounts at June 30, 2005 was $1,681,922,000 compared to $1,466,841,000 at December 31, 2004 and $1,315,346,000 at June 30, 2004. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Net realized gains on sales of securities available for sale for the three months ended June 30, 2005 totaled $323,000 compared to $1,383,000 for the same period in 2004. For the six months ended June 30, 2005, net realized gains on sales of securities available for sale totaled $321,000 compared to $1,882,000 for the comparable period in 2004. During the six months ended June 30, 2004, the Company sold various callable securities with unrealized gains before their anticipated call dates. During 2005, opportunities to recognize unrealized gains in the investment portfolio decreased as gross unrealized gains in the available for sale portfolio decreased from $20,900,000 at December 31, 2003 to $7,476,000 at December 31, 2004. Net unrealized holding loss on securities available for sale, net of tax, totaled $10,889,000 at June 30, 2005. See “Shareholders’ Equity”.

Data processing service fees of $2,148,000 for the three months ended June 30, 2005 remained comparable to $2,128,000 for the three months ended June 30, 2004, increasing by only $20,000 or 0.9%. During the six months ended June 30, 2005, data processing service fees increased $522,000 or 12.3% to $4,772,000 compared to $4,250,000 during the same period in 2004. The increase in data processing fees for the six months ended June 30, 2005 compared to the same period last year was due to an increase in account volume for one data processing client. In addition, during first quarter 2005, the Company collected a $332,000 termination fee. There were 25 data processing clients at June 30, 2005 and 26 at June 30, 2004.

Loan servicing income (loss), net of amortization of the mortgage servicing rights (“MSR”) asset increased to $3,000 net servicing income for second quarter 2005 compared to $279,000 net servicing loss for second quarter 2004, reflecting an increase of $282,000 from the prior year period. During the six months ended June 30, 2005, loan servicing income (loss), net increased $617,000 to $156,000 net servicing income compared to $461,000 net servicing loss for the same period in 2004. The increases resulted primarily from $170,000 and $351,000 in servicing income generated from Valley Mortgage for the three and six months ended June 30, 2005, respectively, as well as a decrease in MSR amortization of $219,000 and $476,000 for the three and six months ended June 30, 2005, respectively, compared to the comparable prior year periods resulting from a slowdown in prepayments.

Other noninterest income of $2,738,000 for the three months ended June 30, 2005 increased $1,993,000 compared to $745,000 for the comparable 2004 period. During the six months ended June 30, 2005, other noninterest income increased $8,344,000 to $9,696,000 compared to $1,352,000 during the same period in 2004. The increase for the six months ended June 30, 2005 compared to the same period in 2004 resulted primarily from an aggregate $6,160,000 in special distributions received during the first two quarters of 2005, as a result of the merger of PULSE EFT with Discover Financial Services. In addition, gains on sale of loans held for sale and mortgage servicing rights increased $1,112,000 and $1,883,000 during the three and six months ending June 30, 2005, respectively, compared to the same 2004 periods.

NONINTEREST EXPENSE

Noninterest expense of $39,072,000 for the three months ended June 30, 2005 increased $703,000 or 1.8% compared to $38,369,000 for the same period in 2004. For the six months ended June 30, 2005, noninterest expense totaled $80,094,000 compared to $65,152,000 for the same period in 2004, representing an increase of $14,942,000 or 22.9%. The efficiency ratio was 49.51% for the three months ended June 30, 2005 compared to 54.29% for the same period in 2004. The improvement in the efficiency ratio resulted primarily from the minor increase in noninterest expense. Noninterest expense increased only 1.8% during second quarter 2005 compared to the same period in 2004 primarily due to the reversal of $1,179,000 in pension plan and bonus expense accrued during first quarter 2005 compared to $1,322,000 in pension plan and bonus expense during the second quarter of 2004. Bonus and pension plan payments are determined by management and are based upon the Company achieving certain goals for income and asset quality. The efficiency ratio was also affected by the $908,000 special distribution received during second quarter 2005 as a result of the merger of PULSE EFT with Discover Financial Services. For the six months ended June 30, 2005, the efficiency ratio was 49.67% compared to 51.23% for the same period in 2004. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, of $19,609,000 for the three months ended June 30, 2005 increased by only $181,000 or 0.9% compared to the same period last year of $19,428,000. Although salaries increased $2,607,000 during second quarter 2005 compared to the same period in 2004, the increase was offset by a $2,501,000 decrease in bonus and pension plan expense. During second quarter 2005, $1,179,000 in bonus and pension plan accruals recorded during first quarter 2005 were reversed. Bonus and pension plan expense totaled $1,322,000 for the three months ended June 30, 2004. Salaries and employee benefits for the six months ended June 30, 2005 totaled $42,326,000, reflecting an increase of $9,121,000 or 27.5% from the comparable prior year period. The increase reflects increases in base salaries and higher levels of staff, including staff acquired with the Valley Mortgage and Mercantile acquisitions.  The increase also reflects a full six months of expenses for staff acquired with the Southeast Texas acquisition.  The number of full-time equivalent employees of 2,057 at June 30, 2005 represents an increase of 8.2% from 1,901 at June 30, 2004. Salaries and employee benefits averaged 1.28% of average assets for the three months ended June 30, 2005 compared to 1.44% for the three months ended June 30, 2004. For the six months ended June 30, 2005, salaries and employee benefits averaged 1.40% of average assets compared to 1.34% for the six months ended June 30, 2004.

Net occupancy expense totaled $3,747,000 for the three months ended June 30, 2005 compared to $3,299,000 reported for second quarter 2004, increasing by $448,000 or 13.6%. For the six months ended June 30, 2005, net occupancy expense increased $1,689,000 or 30.9% to $7,161,000 compared to the same period a year ago. The increase corresponds generally with growth in business volumes during the twelve months ended June 30, 2005, including business volumes attributable to the acquisition of Mercantile and its three banking locations during January 2005 and increases from the Weslaco banking location opened during February 2005. In addition, net occupancy expense for the six months ended June 30, 2005 includes a full six months of expenses associated with the 29 banking locations acquired in the Southeast Texas acquisition during March 2004. Texas State Bank operated 71 banking locations as of June 30, 2005 compared to 67 as of June 30, 2004.

Equipment expense of $3,610,000 for the three months ended June 30, 2005 increased $376,000 or 11.6% from $3,234,000 reported for the same period in 2004. For the six months ended June 30, 2005, equipment expense totaled $6,933,000, reflecting an increase of $972,000 or 16.3% compared to the same period in 2004. The increase is primarily the result of equipment expenses incurred in the acquired and new banking locations. The majority of the increase in equipment expense resulted from increases in depreciation expense on furniture, fixtures and equipment and personal property tax expense. Depreciation expense on furniture, fixtures and equipment increased $117,000 and $441,000 for the three and six months ending June 30, 2005, respectively, compared to the same periods last year. The increase in depreciation expense resulted primarily from a 13.5% and 22.0% increase in the average balance of the related asset accounts for the three and six months ended June 30, 2005, respectively, compared to the same 2004 periods. In addition, personal property tax expense increased $93,000 and $201,000 for the three and six months ending June 30, 2005, respectively, compared to the same periods in 2004.

Other real estate expense, net includes income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value less estimated selling costs of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate expense, net of $418,000 for the three months ended June 30, 2005 decreased $154,000 or 26.9% from $572,000 for the three months ended June 30, 2004. The decrease in other real estate expense, net during second quarter 2005 compared to second quarter 2004 resulted primarily from a decrease in net operating losses generated from foreclosed properties. During the six months ended June 30, 2005, other real estate expense, net of $647,000 was comparable to $693,000 reported for the six months ended June 30, 2004, decreasing by $46,000 or 6.6%. Management is actively seeking buyers for all other real estate.

Amortization of identifiable intangibles of $1,652,000 for the three months ended June 30, 2005 increased $50,000 or 3.1% compared to $1,602,000 for the same period in 2004. For the six months ended June 30, 2005, amortization of identifiable intangibles increased $1,093,000 or 45.5% to $3,493,000, compared to the same prior year period. The increase is primarily the result of a $951,000 increase in amortization on intangibles relating to the Southeast Texas acquisition combined with $160,000 in amortization on intangibles added with the Mercantile acquisition.

A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
Salaries and Wages	$15,647	$15,125	$32,810	$25,308
Employee Benefits	3,962	4,303	9,516	7,897
Total Salaries and Employee Benefits	19,609	19,428	42,326	33,205
Net Occupancy Expense	3,747	3,299	7,161	5,472
Equipment Expense	3,610	3,234	6,933	5,961
Other Real Estate Expense, Net
Income	(18)	(254)	(35)	(512)
Loss on Sale	74	147	92	1
Expenses	243	679	471	1,061
Write-Downs	119	—	119	143
Total Other Real Estate Expense, Net	418	572	647	693
Amortization of Identifiable Intangibles	1,652	1,602	3,493	2,400
Other Noninterest Expense
Advertising and Public Relations	1,482	1,404	2,920	2,567
Data Processing and Check Clearing	1,899	1,727	3,821	2,933
Director Fees	191	202	381	333
Franchise Tax	166	83	250	163
Insurance	123	133	301	258
FDIC Insurance	173	190	341	341
Legal	416	472	617	879
Professional Fees	1,247	741	2,181	1,349
Postage, Delivery and Freight	585	810	1,382	1,378
Printing, Stationery and Supplies	883	1,178	1,906	1,927
Telephone	513	469	957	774
Other Losses	229	649	442	917
Miscellaneous Expense	2,129	2,176	4,035	3,602
Total Other Noninterest Expense	10,036	10,234	19,534	17,421
Total Noninterest Expense	$39,072	$38,369	$80,094	$65,152

INCOME TAX EXPENSE

The Company recorded income tax expense of $12,129,000 for the three months ended June 30, 2005 compared to $8,784,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, income tax expense totaled $24,242,000, representing an increase of $6,823,000 or 39.2% compared to the same prior year period. The increase in income tax is primarily due to an increased level of pretax income for the three and six months ended June 30, 2005 compared to the same periods in 2004. The Company’s effective tax rate was 34.7% for the six months ended June 30, 2005 and 32.6% for the six months ended June 30, 2004. The increase in the effective tax rate is primarily attributable to an increase in state income taxes, as well as a decrease in tax-exempt interest income as a percentage of income before income tax expense.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2005, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.74%, a Tier I risk-based capital ratio of 10.66% and a leverage ratio of 7.98%.

Shareholders’ equity increased by $27,566,000 or 4.6% during the six months ended June 30, 2005. The increase was primarily due to net income of $45,713,000, offset by net unrealized holding losses, net of tax, of $8,677,000 and dividends of $10,913,000.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits and U.S. Treasury, U.S. Government Agency and mortgage-

backed securities. At June 30, 2005, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, increased to 32.8% compared to 31.3% at December 31, 2004.

Liability liquidity is provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have nor does it solicit brokered deposits. Foreign deposits represent 8.0% of deposits at June 30, 2005 compared to 8.5% of deposits at June 30, 2004. Federal funds purchased and short-term borrowings are additional sources of liquidity. At June 30, 2005, the Company had lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $1,125,952,000 from the Federal Home Loan Bank, of which $255,642,000 was advanced at June 30, 2005. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

The Company enters into contractual commitments to extend credit, normally with a fixed expiration date, at specified rates and for specific purposes. All of the Company’s commitments are contingent upon the customer maintaining specific credit standards at the time of the loan funding. At June 30, 2005, the Company had outstanding commitments to extend credit of approximately $754,431,000, commercial letters of credit of $62,000, standby letters of credit of $82,064,000 and credit card guarantees of $1,363,000. The Company guarantees the credit card debt of certain customers to the merchant bank that issues the cards, up to the customers’ credit limit. In addition, the Company had construction and real estate commitments of $5,813,000.

During the six months ended June 30, 2005, funds for $427,071,000 of securities purchased, $53,178,000 of net loan growth and $45,863,000 for principal reductions of other borrowed money came from various sources, including $217,699,000 of proceeds from security sales and maturities, a net increase in deposits of $219,654,000 and $77,239,000 from operating activities.

The Company is dependent on dividend and interest income from the Bank and the sale of stock for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines. At June 30, 2005, an aggregate of $52,723,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

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

POSSIBLE NEGATIVE IMPACT OF LITIGATION

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

The following table summarizes the simulated change in net interest income over a twelve month period as of June 30, 2005 and December 31, 2004 (dollars in thousands):

Changes in Interest	Estimated Net	Increase (Decrease) in Net Interest Income
Rates (Basis Points)	Interest Income	Amount	Percent
June 30, 2005 (Unaudited)
+100	$241,888	$4,420	1.9%
-	237,468	—	—
-100	230,298	(7,170)	(3.0)
December 31, 2004
+100	234,971	10,599	4.7
-	224,372	—	—
-100	207,191	(17,181)	(7.7)

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

The lawsuit seeks recovery, among other things, of funds lost by Mauriceville arising out of an alleged check kiting scheme involving cashier’s checks issued by Mauriceville and customer checks drawn on Community and another bank. Plaintiffs seek recovery of $3,374,256, plus an unspecified amount of consequential damages, interest, attorneys’ fees and expense. Community was acquired by the Company as part of its acquisition of Southeast Texas Bancshares, Inc. in March 2004. Texas Regional’s management has notified its insurance carriers and intends to vigorously defend the lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Corporation was held on April 25, 2005. The following matters were submitted to a vote of the Corporation’s shareholders.

Election of all thirteen director nominees was approved:

Nominee	Total Votes For	Total Votes Withheld
Morris Atlas	43,797,756	1,382,418
Robert F. Boggus	44,661,377	518,797
Robert G. Farris	44,662,446	517,728
Hill A. Feinberg	43,353,755	1,826,419
C. Kenneth Landrum, M.D.	43,290,371	1,889,803
David L. Lane	44,795,938	384,236
Jack H. Mayfield, Jr.	44,258,834	921,340
Joe Penland, Sr.	44,261,422	918,751
Joseph E. Reid	44,782,728	397,446
G. E. Roney	44,092,733	1,087,441
Tudor G. Uhlhorn	44,643,585	536,589
Walter Umphrey	43,811,223	1,368,950
Mario Max Yzaguirre	44,253,736	926,438

The amendment to the Articles of Incorporation to increase authorized shares of Class A voting common stock from 50,000,000 to 100,000,000 was approved:

Total Votes For	Total Votes Withheld	Total Votes Against
42,838,090	34,767	2,307,317

The 2005 Incentive Stock Option Plan was approved:

Total Votes For	Total Votes Withheld	Total Votes Against
37,548,117	174,177	1,713,392

The 2005 Nonstatutory Stock Option Plan was approved:

Total Votes For	Total Votes Withheld	Total Votes Against
37,388,372	224,721	1,822,593

The appointment of KPMG LLP as the Company’s independent auditors for the year 2005 was ratified:

Total Votes For	Total Votes Withheld	Total Votes Against
44,463,813	31,242	685,119

ITEM 6. EXHIBITS

(a)          The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)          Exhibits — The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

10.1	Amendment Number 18 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer) (filed herewith).

31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer) (filed herewith).

32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

August 9, 2005	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

August 9, 2005	/s/ John A. Martin
John A. Martin
Executive Vice President
& Chief Financial Officer