Form 10-Q
period 2005-09-30
TEXAS REGIONAL BANCSHARES INC
filed 2005-11-08
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

There were 49,693,025 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of November 7, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in Thousands, Except Share Data)	2005	2004
	(Unaudited)
Assets
Cash and Due From Banks	$138,986	$145,528
Interest-Bearing Deposits at Other Banks	858	779
Total Cash and Cash Equivalents	139,844	146,307
Time Deposits	—	8
Securities Available for Sale, at Fair Value	1,757,143	1,530,503
Securities Held to Maturity, at Amortized Cost (Fair Value of $0 in 2005 and $215 in 2004)	—	210
Loans Held for Sale, Net of Unearned Discount of $14 in 2005 and $17 in 2004	22,754	28,982
Loans Held for Investment, Net of Unearned Discount of $129 in 2005 and $376 in 2004	3,965,628	3,750,519
Less: Allowance for Loan Losses	(51,368)	(45,024)
Net Loans Held for Investment	3,914,260	3,705,495
Premises and Equipment, Net	147,084	134,239
Accrued Interest Receivable	39,917	36,082
Other Real Estate	8,143	6,223
Goodwill	192,729	174,503
Identifiable Intangibles, Net	27,224	29,607
Other Assets	54,374	47,188
Total Assets	$6,303,472	$5,839,347
Liabilities
Deposits
Demand	$907,280	$866,773
Savings	208,186	211,825
Money Market Checking and Savings	1,650,553	1,440,207
Time Deposits	2,363,455	2,242,035
Total Deposits	5,129,474	4,760,840
Other Borrowed Money	499,177	461,751
Accounts Payable and Accrued Liabilities	43,300	22,698
Total Liabilities	5,671,951	5,245,289
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, Authorized 100,000,000 Shares in 2005 and 50,000,000 Shares in 2004; Issued 49,708,384 Shares in 2005 and 49,574,900 Shares in 2004	49,708	49,575
Paid-In Capital	403,924	401,414
Retained Earnings	194,685	146,020
Accumulated Other Comprehensive Loss, Net of Tax	(16,057)	(2,212)
Treasury Stock; 21,780 Shares in 2005 and 2004, at Cost	(739)	(739)
Total Shareholders’ Equity	631,521	594,058
Total Liabilities and Shareholders’ Equity	$6,303,472	$5,839,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2005	2004	2005	2004
	(Unaudited)
Interest Income
Loans Held for Sale	$406	$180	$1,057	$685
Loans Held for Investment, Including Fees	74,803	57,969	210,969	157,259
Securities
Taxable	14,988	12,252	42,198	34,887
Tax-Exempt	1,441	1,147	3,835	3,215
Interest-Bearing and Time Deposits	10	2	44	45
Federal Funds Sold	86	7	261	35
Total Interest Income	91,734	71,557	258,364	196,126
Interest Expense
Deposits	27,731	15,638	72,249	42,261
Federal Funds Purchased and Securities
Sold Under Repurchase Agreements	595	549	1,743	1,597
Federal Home Loan Bank Advances	2,559	626	5,869	1,308
Other Borrowed Money	1,203	923	3,364	2,302
Total Interest Expense	32,088	17,736	83,225	47,468
Net Interest Income Before Provision for Loan Losses	59,646	53,821	175,139	148,658
Provision for Loan Losses	8,720	6,197	19,928	14,813
Net Interest Income After Provision for Loan Losses	50,926	47,624	155,211	133,845
Noninterest Income
Service Charges on Deposit Accounts	10,082	10,530	28,863	28,092
Other Service Charges	2,701	2,194	8,356	6,404
Insurance Commissions, Fees and Premiums, Net	997	1,173	2,974	2,546
Trust Fees	1,892	1,674	5,636	3,845
Net Realized Gains on Sales of Securities Available for Sale	475	2,963	796	4,845
Data Processing Service Fees	2,159	2,080	6,931	6,330
Loan Servicing Loss, Net	(352)	(677)	(196)	(1,138)
Other Noninterest Income	1,894	658	12,252	2,010
Total Noninterest Income	19,848	20,595	65,612	52,934
Noninterest Expense
Salaries and Employee Benefits	21,886	20,372	64,213	53,577
Net Occupancy Expense	3,749	3,136	10,905	8,608
Equipment Expense	3,515	3,222	10,448	9,184
Other Real Estate (Income) Expense, Net	305	(57)	952	636
Amortization of Identifiable Intangibles	1,514	1,987	5,007	4,387
Other Noninterest Expense, Net	9,903	9,624	29,441	27,044
Total Noninterest Expense	40,872	38,284	120,966	103,436
Income Before Income Tax Expense	29,902	29,935	99,857	83,343
Income Tax Expense	10,073	10,114	34,315	27,533
Net Income	19,829	19,821	65,542	55,810
Other Comprehensive Income (Loss), Net of Tax
Net Unrealized Gains (Losses) on Securities Available for Sale
Net Unrealized Holding Gains (Losses) Arising During Period	(4,859)	17,310	(13,328)	(2,694)
Less: Reclassification Adjustment for Net Realized Gains Included in Net Income	309	1,926	517	3,149
Total Other Comprehensive Income (Loss)	(5,168)	15,384	(13,845)	(5,843)
Comprehensive Income	$14,661	$35,205	$51,697	$49,967
Earnings Per Common Share
Basic	$0.40	$0.41	$1.32	$1.17
Diluted	0.40	0.40	1.31	1.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
	Common			Other		Total
	Stock -	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in Thousands)	Class A	Capital	Earnings	Income (Loss)	Stock	Equity
	(Unaudited)
Nine Months Ended September 30, 2005
Balance, December 31, 2004	$49,575	$401,414	$146,020	$(2,212)	$(739)	$594,058
Net Income	—	—	65,542	—	—	65,542
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	(13,845)	—	(13,845)
Total Comprehensive Income	—	—	65,542	(13,845)	—	51,697
Exercise of Stock Options, 133,484 Shares of Class A Common Stock	133	2,114	—	—	—	2,247
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	396	—	—	—	396
Class A Common Stock Cash Dividends	—	—	(16,877)	—	—	(16,877)
Balance, September 30, 2005	$49,708	$403,924	$194,685	$(16,057)	$(739)	$631,521

Nine Months Ended September 30, 2004
Balance, December 31, 2003	$29,471	$278,131	$103,773	$10,356	$—	$421,731
Net Income	—	—	55,810	—	—	55,810
Net Change in Unrealized Gains and Losses on Securities Available for Sale, Net of Tax and Reclassification Adjustment	—	—	—	(5,843)	—	(5,843)
Total Comprehensive Income	—	—	55,810	(5,843)	—	49,967
Exercise of Stock Options, 105,359 Shares of Class A Common Stock	105	2,146	—	—	—	2,251
Tax Effect of Nonqualified Stock Options Exercised and Disqualifying Dispositions on Qualified Stock Options	—	510	—	—	—	510
Three-For-Two Stock Split	16,311	—	(16,348)	—	—	(37)
Issuance of Common Stock	3,073	107,001	—	—	—	110,074
Class A Common Stock Cash Dividends	—	—	(13,105)	—	—	(13,105)
Balance, September 30, 2004	$48,960	$387,788	$130,130	$4,513	$—	$571,391

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(Dollars in Thousands)	2005	2004
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$65,542	$55,810
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion	22,117	22,790
Provision for Loan Losses	19,928	14,813
Provision for Estimated Losses on Other Real Estate and Other Assets	119	966
Decrease in Valuation Allowance for Mortgage Servicing Rights	—	(686)
Net Realized Gains on Sale of Securities Available for Sale	(796)	(4,845)
(Gain) Loss on Sale of Other Assets	90	(80)
(Gain) Loss on Sale of Other Real Estate	137	(195)
Gain on Disposal of Premises and Equipment	(29)	(4)
Gain on Sale of Loans Held for Sale	(2,606)	(98)
Gain on Sale of Mortgage Servicing Rights	(1,447)	—
Net Decrease in Loans Held for Sale	8,834	6,644
Deferred Tax Benefit	(4,784)	(2,379)
Increase in Accrued Interest Receivable and Other Assets	(2,125)	(295)
Increase in Accounts Payable and Accrued Liabilities	7,382	4,716
Net Cash Provided by Operating Activities	112,362	97,157
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	8	188
Proceeds from Sales of Securities Available for Sale	133,765	319,178
Proceeds from Maturing Securities Available for Sale	139,331	126,160
Purchases of Securities Available for Sale	(512,290)	(464,447)
Proceeds from Maturing Securities Held to Maturity	210	200
Loan Originations and Advances, Net	(122,854)	(346,822)
Recoveries of Charged-Off Loans	1,752	1,938
Proceeds from Sale of Premises and Equipment	31	321
Purchases of Premises and Equipment	(14,570)	(15,874)
Proceeds from Sale of Other Real Estate	4,805	3,943
Proceeds from Sale of Other Assets	1,586	1,122
Net Cash Provided by Merger	20,406	71,571
Net Cash Used in Investing Activities	(347,820)	(302,522)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	108,446	72,190
Net Increase in Time Deposits	86,745	16,535
Net Increase in Other Borrowed Money	47,426	164,540
Cash Dividends Paid on Class A Common Stock	(15,869)	(11,740)
Cash Paid in Lieu of Fractional Shares	—	(37)
Proceeds from Sale of Common Stock	2,247	2,251
Net Cash Provided by Financing Activities	228,995	243,739
Increase (Decrease) in Cash and Cash Equivalents	(6,463)	38,374
Cash and Cash Equivalents at Beginning of Period	146,307	100,723
Cash and Cash Equivalents at End of Period	$139,844	$139,097

	Nine Months Ended September 30,
(Dollars in Thousands)	2005	2004
	(Unaudited)
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$79,802	$46,170
Income Taxes Paid	35,155	30,403
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	12,931	4,684
Financing Provided for Sales of Other Real Estate	3,917	2,339
Increase in Securities Purchased But Not Settled	13,781	8,370
Increase in Securities Sold But Not Settled	962	32,399
Increase in Other Real Estate Sold But Not Settled	481	—
Net Increase in Dividends Payable	1,008	1,365
The Company acquired Mercantile Bank & Trust, FSB, on January 14, 2005.
Assets acquired and liabilities assumed are as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	144,464	—
Net Cash and Cash Equivalents Received	20,430	—
Fair Value of Liabilities Assumed	164,894	—
The Company acquired Southeast Texas Bancshares, Inc. and its subsidiary, Community Bank and Trust, SSB, on March 12, 2004.
Assets acquired and liabilities assumed are as follows:
Fair Value of Assets Acquired Including Goodwill, Net of Cash and Cash Equivalents Received	—	1,028,098
Net Cash and Cash Equivalents Received	—	71,571
Fair Value of Liabilities Assumed	—	989,595
Fair Value of Stock Issued	—	110,074

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with U.S. generally accepted accounting principles. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2005 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (“Texas Regional” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 was adopted during first quarter 2005.

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

Statement 123R provides alternative methods of adoption which include using either a “modified prospective application” or a “modified retrospective application”. The “modified prospective application” requires the recognition of compensation cost, beginning with the effective date, for all awards granted after the adoption date based on the requirements of Statement 123R and for all unvested awards granted prior to the adoption date of Statement 123R, based on the requirements of Statement 123. The “modified retrospective application” includes the requirements of the “modified prospective application”, but also permits the restatement of financial statements of previous periods based on amounts previously disclosed in accordance with Statement 123. The Company is currently evaluating the adoption alternatives. Based on stock options granted to employees through September 30, 2005, for which service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax compensation costs of approximately $1,643,000 during 2006 as a result of the adoption of Statement 123R effective January 1, 2006. Future levels of compensation cost related to stock-based compensation awards will be impacted by new stock option awards by the Company occurring before and after the adoption of Statement 123R.

In May 2005, the Financial Accounting Standards Board issued Statement No. 154 (“Statement 154”), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement replaces Accounting Principles Board Opinion No. 20 (“Opinion 20”), “Accounting Changes” and Financial Accounting Standards Board Statement No. 3 (“Statement 3”), “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 will require companies to recognize a change in accounting principle by applying that change retrospectively to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Statement 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with Statement 154 should such a change arise after the effective date.

STOCK BASED EMPLOYEE COMPENSATION

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25 (“Opinion 25”), “Accounting for Stock Issued to Employees”. As indicated above, the Company will adopt Statement 123R, which supersedes Opinion 25, beginning January 1, 2006. Under Opinion 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. All outstanding options have been granted at fair market value at date of grant; therefore, the Company did not record any compensation expense in the condensed consolidated financial statements for its stock-based compensation plans. In accordance with Statement 148, the following table illustrates the effect on net income and earnings per common share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Net Income, As Reported	$19,829	$19,821	$65,542	$55,810
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(752)	(758)	(2,267)	(1,929)
Pro Forma Net Income	$19,077	$19,063	$63,275	$53,881

Earnings Per Common Share:
Basic – As Reported	$0.40	$0.41	$1.32	$1.17
Basic – Pro Forma	0.38	0.39	1.28	1.13

Diluted – As Reported	0.40	0.40	1.31	1.16
Diluted – Pro Forma	0.38	0.39	1.27	1.12

NOTE 2: IMPAIRED LOANS

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $40,556,000 at September 30, 2005 for which there was a related allowance for loan losses of $8,962,000. At September 30, 2005, the balance of impaired loans included $178,000 for which there was no related allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 2005 was $35,538,000. Interest income on impaired loans of $609,000 for cash payments received on nonaccrual loans was recognized during the nine months ended September 30, 2005.

NOTE 3: JUNIOR SUBORDINATED DEBENTURES

As of September 30, 2005, the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and the Texas Regional Statutory Trust I (the “Trusts”), all wholly-owned unconsolidated subsidiaries of Texas Regional Delaware, Inc., had the following trust preferred securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding (dollars in thousands):

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

On March 1, 2005, the Federal Reserve Board issued a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Under the rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The final rule provides a five-year transition period ending March 31, 2009, for application of the quantitative limits. The Company’s trust preferred securities are fully included in Tier 1 Capital as permitted by the Federal Reserve’s final rule.

NOTE 4: COMMON STOCK

On March 8, 2005, the Board of Directors approved a cash dividend of $0.10 per share for shareholders of record on April 1, 2005 and payable on April 15, 2005.  In addition, on June 14, 2005, the Board of Directors approved a cash dividend of $0.12 per share for shareholders of record on July 1, 2005 and payable on July 15, 2005. On September 13, 2005, the Board of Directors approved a cash dividend of $0.12 per share for shareholders of record on September 30, 2005 and payable on October 14, 2005.

NOTE 5: EARNINGS PER COMMON SHARE COMPUTATIONS

The table below presents a reconciliation of basic and diluted earnings per common share computations (“EPS”) (dollars in thousands, except share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Net Income	$19,829	$19,821	$65,542	$55,810
Weighted Average Number of Common Shares Outstanding Used in Basic EPS Calculation	49,646,423	48,921,063	49,607,989	47,658,905
Add Assumed Exercise of Dilutive Securities
Outstanding Stock Options	272,313	331,426	270,638	289,643
Riverway Holdback Shares	—	247,500	—	247,500
Weighted Average Number of Common Shares Outstanding Used in Diluted EPS Calculation	49,918,736	49,499,989	49,878,627	48,196,048
Basic EPS	$0.40	$0.41	$1.32	$1.17
Diluted EPS	0.40	0.40	1.31	1.16

NOTE 6: RECENT ACQUISITION

On January 14, 2005, the Company completed the acquisition through merger of Mercantile Bank & Trust, FSB (“Mercantile”). Mercantile was a privately held Federal savings bank headquartered in Dallas, Texas, with two additional banking locations in the Dallas metropolitan area. The shareholders of Mercantile received $35,640,000 in cash in exchange for all the outstanding shares of Mercantile. Mercantile had total assets of $213.8 million, loans held for investment of $118.1 million, deposits of $197.5 million and equity of $14.7 million. The transaction was accounted for under the purchase method of accounting; therefore, the results of operations are included in the condensed consolidated financial statements from the date of acquisition, January 14, 2005. The proforma effect and the financial results of Mercantile included in the results of operations subsequent to the date of acquisition were not material to the Company’s financial condition or the operating results for the periods presented. Mercantile was merged with and into the Bank.

NOTE 7: HURRICANE RITA

Hurricane Rita struck the East Texas Coast on September 24, 2005. As the storm approached the Gulf Coast, several coastal areas were subject to mandatory evacuations and the Company closed banking centers and other offices from Corpus Christi to the Texas-Louisiana border at noon on September 22, 2005. The Company’s banking centers in Corpus Christi, Houston, San Augustine and Tyler reopened on Monday, September 26, 2005. As of November 7, 2005, only one motor bank and two small banking centers, all located in East Texas, had not reopened. The estimated expenditures, expected insurance proceeds, any loan related losses, any asset related gains or losses and the estimated damage related expenses are all subject to substantial uncertainties and will change as additional information becomes available.

The Company recorded an additional provision to the allowance for loan losses of $2,500,000 for probable losses on loans to borrowers affected by Hurricane Rita. In addition to the probable losses on loans, several of the Company’s banking centers and offices located in East Texas were damaged by Hurricane Rita. The estimated cost of the damage to the facilities is $1,000,000, substantially all of which is covered by insurance. As such, the Company reduced premises and equipment and recorded a receivable for insurance of $1,000,000 at September 30, 2005.

NOTE 8: RECLASSIFICATIONS

Certain amounts in the prior periods’ presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This Management’s Discussion and Analysis and other information in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competitive pressure in the banking industry; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In addition to these risks and uncertainties, other risks and uncertainties potentially impacting Texas Regional are those related to Texas Regional’s business in East Texas in the areas impacted by Hurricane Rita, including the continuing effect of the storm and its aftermath on the Company’s operating expenses and on the Company’s borrowers and other customers. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements. In addition, the Company’s past results do not necessarily indicate its future results.

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

Texas State Bank operates seventy-one banking offices. Thirty-one banking locations are located in the Rio Grande Valley including four banking locations in McAllen (including its main office), four banking locations in Brownsville, four banking locations in Harlingen, three banking locations in Mission, three banking locations in Weslaco, two banking locations in Edinburg, two banking locations in San Juan, and one banking location each in Hidalgo, La Feria, Mercedes, Palm Valley, Peñitas, Progreso, Raymondville, Rio Grande City, and Roma. In addition, Texas State Bank operates one banking location each in Bishop, Corpus Christi, Eagle Pass and Sugar Land, two banking locations in Houston and three banking locations in Dallas. Thirty-one banking locations are located in the East Texas area including seven banking locations in Beaumont, five banking locations in Port Arthur, two banking locations in Orange, two banking locations in Jasper, two banking locations in Lumberton, two banking locations in Silsbee, and one banking location each in Kountze, Port Neches, Sour Lake, Vidor, Tyler, Broaddus, Buna, Colmesneil, Kirbyville, San Augustine and Woodville. At September 30, 2005, Texas Regional had consolidated total assets of $6,303,472,000, loans held for investment (net of unearned discount) of $3,965,628,000, deposits of $5,129,474,000 and shareholders’ equity of $631,521,000.

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

Mortgage Servicing Rights. The Company also considers the accounting estimates used in evaluating the carrying value of the mortgage servicing rights to be critical. The Company evaluates the carrying value of the mortgage servicing rights for impairment based upon the fair value of those rights. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates, terms and type (fixed or adjustable). Fair value of mortgage servicing rights is determined by discounting the present value of the estimated future net servicing revenues using a discount rate commensurate with the risks involved based on management’s best estimate of remaining loan lives. This method of valuation incorporates assumptions that market participants would use in their estimate of future servicing income and expense, including assumptions about prepayments, defaults and interest rates. At September 30, 2005, the fair value was based on the present value of future cash flows using prepayment rates ranging from 85% to 400% of standard Public Securities Association prepayment rates, discount rates ranging from 8% to 20% and weighted average lives ranging from 3 to 10 years.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service area. It also acts as a correspondent to a number of banks in its service area, providing check clearing, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $139,844,000 at September 30, 2005. By comparison, the Company had $146,307,000 in cash and cash equivalents at December 31, 2004, a decrease of $6,463,000 or 4.4%.

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

At September 30, 2005 and December 31, 2004, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities at September 30, 2005 and December 31, 2004 (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
September 30, 2005 (Unaudited)
U.S. Treasury	$5,545	$—	$(112)	$5,433
U.S. Government Agency	843,145	938	(13,686)	830,397
Mortgage-Backed	717,336	40	(12,229)	705,147
States and Political Subdivisions	168,332	1,457	(1,165)	168,624
Other	47,780	18	(256)	47,542
Total	$1,782,138	$2,453	$(27,448)	$1,757,143
December 31, 2004
U.S. Treasury	$6,110	$—	$(65)	$6,045
U.S. Government Agency	789,514	2,837	(6,508)	785,843
Mortgage-Backed	547,505	1,593	(3,788)	545,310
States and Political Subdivisions	149,073	2,967	(583)	151,457
Other	41,780	79	(11)	41,848
Total	$1,533,982	$7,476	$(10,955)	$1,530,503

Securities Held to Maturity
September 30, 2005 (Unaudited)	$—	$—	$—	$—
December 31, 2004
States and Political Subdivisions	$210	$5	$—	$215
Total	$210	$5	$—	$215

Net unrealized holding losses on securities available for sale, net of related tax effect, of $16,057,000 and $2,212,000 at September 30, 2005 and December 31, 2004, respectively, were reported in a separate component of shareholders’ equity as accumulated other comprehensive loss, net of tax. The increase in net unrealized holding losses resulted from the general rise in interest rates which affected the fair market value of securities available for sale.

A summary of securities available for sale, which were in an unrealized loss position at September 30, 2005, is provided below. The Company has both the ability and intent to hold these securities for the time period necessary to recover the costs. In addition, the Company believes the decrease in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Loss	Value	Loss	Value	Loss
	(Unaudited)
U.S. Treasury	$—	$—	$5,433	$(112)	$5,433	$(112)
U.S. Government Agency	451,718	(6,174)	324,368	(7,512)	776,086	(13,686)
Mortgage-Backed	484,911	(6,400)	199,873	(5,829)	684,784	(12,229)
States and Political Subdivisions	46,070	(343)	47,584	(822)	93,654	(1,165)
Other	910	(239)	339	(17)	1,249	(256)
Total Temporarily Impaired Securities	$983,609	$(13,156)	$577,597	$(14,292)	$1,561,206	$(27,448)

Securities available for sale and securities held to maturity with carrying values of $1,303,614,000 and $0, respectively, at September 30, 2005 and $1,416,232,000 and $210,000, respectively, at December 31, 2004 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $22,754,000 at September 30, 2005 decreased $6,228,000 or 21.5% compared to the December 31, 2004 balance of $28,982,000. The decrease in loans held for sale for the nine months ended September 30, 2005 resulted primarily from a decrease in loan volume due to rising interest rates.

LOANS HELD FOR INVESTMENT

The Company manages its credit risk by establishing and implementing strategies and guidelines appropriate to the characteristics of borrowers, industries, geographic locations and risk products. Diversification of risk within each of these areas is a primary objective. The objectives of the Company’s policies and procedures is to ensure that loan commitments conform to current strategies and guidelines. Management continually refines the Company’s credit policies and procedures to address the risks in the current and prospective environment and to reflect management’s current strategic focus. The credit process is controlled with continuous credit review and analysis, and review by the internal loan review department of the Bank and external auditors and regulatory authorities. The Company’s loans are widely diversified by borrower and industry group. The Company does not have any single loan relationship that it considers material to the overall portfolio.

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

The majority of the Company’s loans are loans held for investment. Loans held for sale, which are mortgage loans originated and intended for sale in the secondary market, represent 0.6% of total loans at September 30, 2005.

International loans are loans to borrowers that are domiciled in a country other than the United States of America, primarily borrowers in Mexico. The Company’s total international loans at September 30, 2005 of $55,143,000 represented 1.4% of total loans held for investment.

Total loans held for investment of $3,965,628,000 at September 30, 2005 increased $215,109,000 or 5.7% compared to December 31, 2004 levels of $3,750,519,000. The increase in loans held for investment resulted primarily from an increase in commercial and real estate loans combined with $118,129,000 in loans held for investment acquired with the Mercantile acquisition during first quarter 2005.

The following table presents the composition of the loans held for investment portfolio (dollars in thousands):

	September 30,	December 31,
	2005	2004
	(Unaudited)
Commercial	$1,120,350	$1,098,028
Commercial Tax-Exempt	33,468	49,622
Total Commercial	1,153,818	1,147,650
Agricultural	62,472	78,761
Real Estate
Construction	897,930	768,497
Commercial Mortgage	1,248,871	1,199,600
Agricultural Mortgage	118,569	100,628
1-4 Family Mortgage	321,932	286,809
Total Real Estate	2,587,302	2,355,534
Consumer	166,208	172,571
Total Principal Amount of Loans Held for Investment	3,969,800	3,754,516
Less: Unearned Income and Net Unamortized Deferred Fees and Costs	4,172	3,997
Total Loans Held for Investment	$3,965,628	$3,750,519

In the ordinary course of business, the Company’s subsidiary bank makes loans to its officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of September 30, 2005 and December 31, 2004, loans outstanding to directors, officers and their affiliates totaled approximately $84,195,000 and $65,181,000, respectively.

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

Nonperforming assets of $49,750,000 at September 30, 2005 increased $22,602,000 or 83.3% compared to December 31, 2004 levels of $27,148,000. Nonaccrual loans of $38,752,000 at September 30, 2005 increased $19,002,000 or 96.2% compared to $19,750,000 at December 31, 2004. The increase was primarily the result of the addition of one loan relationship totaling $18,100,000. During second quarter 2005, the Company reduced the interest rate on a real estate loan and identified this loan as a troubled debt restructuring. The Company reported $1,804,000 as total restructured loans at September 30, 2005. Foreclosed and other assets of $9,194,000 at September 30, 2005 increased $1,796,000 or 24.3% compared to $7,398,000 at December 31, 2004. The increase was primarily the result of the addition of a property totaling $2,900,000, partially offset by the sale of a property totaling $850,000. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans at September 30, 2005 and December 31, 2004 totaled $13,524,000 and $19,684,000, respectively, reflecting a decrease of $6,160,000 or 31.3%. The decrease at September 30, 2005 as compared to December 31, 2004 resulted primarily from one loan relationship totaling $7,110,000 that was either current or paid off and another loan relationship totaling $3,235,000 which was transferred to foreclosed and other assets. The decrease was partially offset by the addition of one loan relationship totaling $3,611,000. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other assets at September 30, 2005 increased to 1.59% from 1.25% at December 31, 2004.

An analysis of the components of nonperforming assets follows (dollars in thousands):

	September 30,	December 31,
	2005	2004
	(Unaudited)
Nonaccrual Loans	$38,752	$19,750
Restructured Loans	1,804	—
Nonperforming Loans	40,556	19,750
Foreclosed and Other Assets	9,194	7,398
Total Nonperforming Assets	49,750	27,148
Accruing Loans 90 Days or More Past Due	13,524	19,684
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$63,274	$46,832
Nonperforming Loans as a Percentage of Loans Held for Investment	1.02%	0.53%
Nonperforming Assets as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	1.25	0.72
Nonperforming Assets as a Percentage of Total Assets	0.79	0.46
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	1.59	1.25

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at September 30, 2005, all such loans had been identified and included in the nonaccrual, renegotiated or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

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

In assessing the adequacy of the allowance, management reviews the size, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets and economic conditions. Specific percentages are allocated to various categories of loans based upon various factors including historical losses, while additional amounts are added for individual loans considered to have specific loss potential. Loans identified as losses are charged off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank’s allowance for loan losses on a quarterly basis. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio. There can be no assurance that future additions or reductions to the allowance will not be necessary.

The allowance for loan losses at September 30, 2005 totaled $51,368,000 representing a net increase of $6,344,000 or 14.1% compared to $45,024,000 at December 31, 2004. The acquisition of Mercantile during first quarter 2005 attributed to $1,524,000 of the increase. In addition, during the third quarter of 2005, the Company recorded an additional provision to the allowance for loan losses of $2,500,000 for probable losses on loans to borrowers affected by Hurricane Rita. This additional provision resulted from the decision of management to make an addition to the allowance based upon an additional percentage of the Bank’s loans to customers located in, or secured by collateral located in, the areas most severely impacted by Hurricane Rita. Management believes that the allowance for loan losses at September 30, 2005 adequately reflects the probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Balance at Beginning of Period	$48,022	$41,956	$45,024	$31,234
Balance from Acquisition	—	—	1,524	8,795
Provision for Loan Losses	8,720	6,197	19,928	14,813
Charge-Offs
Commercial	4,203	4,834	12,776	11,177
Agricultural	4	—	60	189
Real Estate	512	89	1,647	243
Consumer	942	669	2,377	2,018
Total Charge-Offs	5,661	5,592	16,860	13,627
Recoveries
Commercial	108	312	865	1,023
Agricultural	—	32	27	36
Real Estate	7	24	121	167
Consumer	172	224	739	712
Total Recoveries	287	592	1,752	1,938
Net Charge-Offs	5,374	5,000	15,108	11,689
Balance at End of Period	$51,368	$43,153	$51,368	$43,153
Allowance for Loan Losses as a Percentage of Loans Held for Investment	1.30%	1.22%	1.30%	1.22%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	126.66	259.80	126.66	259.80
Net Charge-Offs as a Percentage of Average Loans Held for Investment	0.54	0.57	0.52	0.49

PREMISES AND EQUIPMENT, NET

Premises and equipment, net of $147,084,000 at September 30, 2005 increased by $12,845,000 or 9.6% compared to December 31, 2004 levels of $134,239,000. The increase was partially attributable to $7,732,000 of premises and equipment acquired in the Mercantile acquisition during first quarter 2005, as well as $1,185,000 in real estate purchased during the nine months ending September 30, 2005 in Houston and Rio Grande City, Texas for future banking locations. In addition, construction in progress increased $3,213,000 primarily because of the construction in progress on four new banking centers. The Company incurred damage from Hurricane Rita to its banking centers and offices located in East Texas. The cost of the damage to such facilities is estimated to be $1,000,000, substantially all of which is covered by insurance. In addition, management believes that a portion of the costs to reopen and clean the affected facilities is covered by insurance. The Company has initiated the repairs and clean up and continues to evaluate the cost to repair damages to its facilities.

GOODWILL

Goodwill of $192,729,000 at September 30, 2005 increased $18,226,000 or 10.4% compared to $174,503,000 at December 31, 2004. The increase is primarily attributable to $17,776,000 in goodwill added with the Mercantile acquisition. In addition, goodwill adjustments totaling $384,000 and $66,000 relating to the Southeast Texas and Valley Mortgage acquisitions, respectively, were recorded during the nine months ended September 30, 2005. The Company is continuing to evaluate the goodwill recorded with the Mercantile and Valley Mortgage acquisitions.

IDENTIFIABLE INTANGIBLES, NET

Identifiable intangibles, net of $27,224,000 at September 30, 2005 decreased $2,383,000 or 8.0% compared to $29,607,000 at December 31, 2004. The decrease for the nine months ended September 30, 2005 is attributable to amortization of $4,452,000, including amortization of $542,000 on the unfavorable lease commitment obtained with the Southeast Texas acquisition included as a reduction of net occupancy expense. The decrease was partially offset by the $2,028,000 core deposit intangible added with the Mercantile acquisition. The Company is continuing to evaluate the value of the core deposit intangible obtained with the Mercantile acquisition.

DEPOSITS

Total deposits of $5,129,474,000 at September 30, 2005 increased $368,634,000 or 7.7% compared to December 31, 2004 levels of $4,760,840,000. The increase in total deposits for the nine months ended September 30, 2005 is primarily attributable to $173,444,000 added with the Mercantile acquisition, as well as growth in the volume of business conducted by the Company.

The following table presents the composition of total deposits (dollars in thousands):

	September 30,	December 31,
	2005	2004
	(Unaudited)
Demand Deposits
Commercial and Individual	$897,117	$849,865
Public Funds	10,163	16,908
Total Demand Deposits	907,280	866,773
Interest-Bearing Deposits
Savings
Commercial and Individual	207,819	211,393
Public Funds	367	432
Money Market Checking and Savings
Commercial and Individual	1,197,570	980,005
Public Funds	452,983	460,202
Time Deposits
Commercial and Individual	1,893,660	1,655,042
Public Funds	469,795	586,993
Total Interest-Bearing Deposits	4,222,194	3,894,067
Total Deposits	$5,129,474	$4,760,840

OTHER BORROWED MONEY

Total other borrowed money of $499,177,000 at September 30, 2005 increased $37,426,000 or 8.1% compared to December 31, 2004 levels of $461,751,000.

The components of total other borrowed money are as follows (dollars in thousands):

	September 30,	December 31,
	2005	2004
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$81,627	$108,891
Federal Home Loan Bank Advances	350,538	285,848
Junior Subordinated Debentures	67,012	67,012
Total Other Borrowed Money	$499,177	$461,751

At September 30, 2005, the Company had available lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $802,682,000 with the Federal Home Loan Bank, of which $350,538,000 was advanced at September 30, 2005.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $37,463,000 or 6.3% during the nine months ended September 30, 2005 primarily due to comprehensive income of $51,697,000 less dividends of $16,877,000 during the period. Comprehensive income for the period included net income of $65,542,000 and net change in unrealized gains and losses on securities available for sale, net of tax and reclassification adjustment, of $(13,845,000).

Bank holding companies and their subsidiary banks are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines.

The table below reflects various measures of regulatory capital (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of September 30, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$543,214	12.02%	$361,460	8.00%	$451,824	10.00%
Tier I Capital (to Risk-Weighted Assets)	491,846	10.89	180,730	4.00	271,095	6.00
Tier I Capital (to Average Assets)	491,846	8.11	242,539	4.00	303,174	5.00

As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$501,326	11.91%	$336,800	8.00%	$421,001	10.00%
Tier I Capital (to Risk-Weighted Assets)	456,302	10.84	168,400	4.00	252,600	6.00
Tier I Capital (to Average Assets)	456,302	8.32	219,331	4.00	274,163	5.00

Texas State Bank
As of September 30, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$517,723	11.47%	$360,985	8.00%	$451,232	10.00%
Tier I Capital (to Risk-Weighted Assets)	466,355	10.34	180,493	4.00	270,739	6.00
Tier I Capital (to Average Assets)	466,355	7.70	242,263	4.00	302,829	5.00

As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$475,282	11.31%	$336,320	8.00%	$420,399	10.00%
Tier I Capital (to Risk-Weighted Assets)	430,258	10.23	168,160	4.00	252,240	6.00
Tier I Capital (to Average Assets)	430,258	7.86	218,899	4.00	273,624	5.00

At September 30, 2005, the Company and the Bank met the criteria for classification as “well-capitalized” under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $19,829,000 and earnings per diluted common share was $0.40 for the three months ended September 30, 2005. For the three months ended September 30, 2004, net income was $19,821,000 and earnings per diluted common share was $0.40. Net income increased primarily due to an increase in net interest income for the three months ended September 30, 2005 compared to the same 2004 period. The increase was offset by a decrease in net realized gains on sales of securities available for sale combined with an additional provision for possible loan losses on loans to borrowers affected by Hurricane Rita. Return on assets averaged 1.26% and 1.43% while return on shareholders’ equity averaged 12.46% and 14.10% for the three months ended September 30, 2005 and 2004, respectively.

For the nine months ended September 30, 2005, net income was $65,542,000 compared to $55,810,000 for the same period in 2004, representing an increase of $9,732,000 or 17.4%. Net income increased primarily due to the recognition of a full nine months of results from the Southeast Texas acquisition completed on March 12, 2004, as well as results from the Valley Mortgage and Mercantile acquisitions. Furthermore, the Company benefited from an aggregate $6,160,000 in special distributions received during the first two quarters of 2005, as a result of the merger of PULSE EFT Association with Discover Financial Services, Inc., a business unit of Morgan Stanley. Earnings per diluted common share was $1.31 and $1.16 for the nine months ended September 30, 2005 and 2004, respectively. Return on assets averaged 1.43% and return on shareholders’ equity averaged 14.17% for the nine months ended September 30, 2005 compared to 1.44% and 14.30%, respectively, for the same period in 2004.

NET INTEREST INCOME

Net interest income, reported on a tax-equivalent basis, was $60,762,000 for the three months ended September 30, 2005 compared with $54,813,000 for the same period in 2004, an increase of $5,949,000 or 10.9%. The net interest margin was 4.22% for the three months ended September 30, 2005 compared to 4.34% for the same period in 2004. Tax-equivalent interest income for the three months ended September 30, 2005 was $92,850,000, an increase of $20,301,000 or 28.0% from the three months ended September 30, 2004. This increase in tax-equivalent interest income was largely due to growth in average interest-earning assets, which rose to $5,718,610,000 representing a $693,725,000 or 13.8% increase compared to the same period in 2004. The increase was further affected by a 70 basis point increase in the yield on average interest-earning assets. Tax-equivalent interest income on loans held for investment increased $16,800,000 or 28.8% to $75,143,000 for the three months ended September 30, 2005 compared to the same period in 2004. The increase was primarily due to a $446,825,000 or 12.8% increase in average loans held for investment over the same period in 2004, resulting from an 8.8% internal loan growth rate for the twelve months ended September 30, 2005. The increase was further affected by a 93 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 4.41% during third quarter 2004 to 6.42% during third quarter 2005. Tax-equivalent interest income on securities increased to $17,205,000, reflecting a $3,188,000 or 22.7% increase from the prior comparable period. This increase was attributable to a $227,972,000 increase in average securities, up 15.0% compared to the three months ended September 30, 2004. The increase was further affected by a 24 basis point increase in the yield on average securities during third quarter 2005 compared to the same period in 2004.

For the nine months ended September 30, 2005, tax-equivalent net interest income was $178,175,000 compared with $151,432,000 for the same period in 2004, an increase of $26,743,000 or 17.7%. The net interest margin was 4.25% for the nine months ended September 30, 2005 compared to 4.30% for the same period in 2004. Tax-equivalent interest income for the nine months ended September 30, 2005 was $261,400,000, an increase of $62,500,000 or 31.4% from the nine months ended September 30, 2004. This increase in tax-equivalent interest income was largely due to growth in average interest-earning assets, which rose to $5,599,722,000 representing an $893,954,000 or 19.0% increase compared to the same period in 2004. The increase was further affected by a 59 basis point increase in the yield on average interest-earning assets. For the nine months ended September 30, 2005, tax-equivalent interest income on loans held for investment increased $53,638,000 or 33.9% to $211,940,000 compared to the same period in 2004. The increase was primarily due to a $693,842,000 or 21.7% increase in average loans held for investment over the same period in 2004, resulting from loans obtained with the Southeast Texas acquisition on March 12, 2004 and the Mercantile acquisition on January 14, 2005, as well as an 8.8% internal loan growth rate for the twelve months ended September 30, 2005. The increase was further affected by a 67 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 4.14% during the nine months ended September 30, 2004 to 5.93% during the same period in 2005. Tax-equivalent interest income on securities increased to $48,098,000, reflecting a $8,265,000 or 20.7% increase from the prior comparable period. This increase was attributable to a $192,584,000 increase in average securities, up 13.0% compared to the nine months ended September 30, 2004. The increase was further affected by a 25 basis point increase in the yield on average securities during the nine months ended September 30, 2005 compared to the same period in 2004.

Interest expense increased to $32,088,000 for the three months ended September 30, 2005 compared to $17,736,000 for the same period in 2004, representing an increase of $14,352,000 or 80.9%. The increase was primarily due to a 99 basis point increase in the cost of funds during third quarter 2005 compared to the same period in 2004 resulting from increasing market rates. The increase was further affected by an increase in average interest-bearing liabilities of $612,387,000 or 15.0% to $4,683,842,000 compared to $4,071,455,000 for third quarter 2004. Interest expense on deposits increased by $12,093,000 or 77.3% to $27,731,000 for third quarter 2005 compared to the comparable period in 2004. The increase reflects the effects of higher rates offered on deposits due to increases in market rates since September 30, 2004. Average interest-bearing deposits increased by $479,184,000 or 12.7% to $4,238,064,000 for third quarter 2005 compared with third quarter 2004. The increase in average interest-bearing deposits was primarily attributable to an internal growth rate of 10.4% for the twelve months ended September 30, 2005. Interest expense on other borrowed money increased $2,259,000 or 107.7% to $4,357,000 for the three months ended September 30, 2005 compared to the same period in 2004. The increase was primarily attributable to a $133,203,000 or 42.6% increase in average other borrowed money to $445,778,000 during the three months ended September 30, 2005 compared to $312,575,000 during the three months ended September 30, 2004, as well as a 121 basis point increase in the cost of other borrowed money during the three months ended September 30, 2005 compared to the same period in 2004. The increase in the cost of other borrowed money during third quarter 2005 resulted from increases in interest rates since September 30, 2004. The cost of Federal Home Loan Bank advances and junior subordinated debentures for third quarter 2005 increased by 191 and 164 basis points, respectively, compared to the same period in 2004. In addition, the average balance of Federal Home Loan Bank advances increased by $133,293,000 or 84.0% to $291,986,000 for third quarter 2005 compared to the same 2004 period to partially fund growth in the securities portfolio.

For the nine months ended September 30, 2005, interest expense was $83,225,000 compared to $47,468,000 for the same period in 2004. The increase was primarily due to a 77 basis point increase in the cost of funds during the nine months ended September 30, 2005 from the comparable period in 2004 resulting from increasing market rates. Average interest-bearing liabilities increased $749,037,000 or 19.5% to $4,591,765,000 for the nine months ended September 30, 2005 compared to $3,842,728,000 for the nine months ended September 30, 2004. Interest expense on deposits totaled $72,249,000 for the nine months ended September 30, 2005, reflecting an increase of $29,988,000 or 71.0% compared to the same prior year period. The increase in interest expense on deposits resulted primarily from a $614,271,000 or 17.2% increase in average interest-bearing deposits combined with a 73 basis points increase in the average rate paid on interest-bearing deposits. Interest expense on other borrowed money increased to $10,976,000 for the nine months ended September 30, 2005 compared to $5,207,000 for the same prior year period. The increase was primarily attributable to a $134,766,000 or 48.0% increase in average other borrowed money to $415,773,000 during the nine months ended September 30, 2005 compared to $281,007,000 during the nine months ended September 30, 2004 resulting primarily from a $121,364,000 increase in the average balance of Federal Home Loan Bank advances. In addition, the cost of other borrowed money increased by 105 basis points primarily due to an increase of 176 and 130 basis points in the cost of Federal Home Loan Bank advances and junior subordinated debentures, respectively, resulting from increasing interest rates.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change”. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change”. The following tables present for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a tax-equivalent basis, assuming a 35% effective tax rate for 2005 and 2004 (dollars in thousands):

	Three Months Ended
	September 30, 2005			September 30, 2004
	Average		Yield/	Average		Yield/
Tax-Equivalent Basis (1)	Balance	Interest	Rate (3)	Balance	Interest	Rate (3)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale(2)	$26,060	$406	6.18%	$15,301	$180	4.68%
Loans Held for Investment(2)
Commercial	1,212,230	22,112	7.24	1,138,838	17,391	6.08
Real Estate	2,552,880	49,748	7.73	2,162,582	37,402	6.88
Consumer	165,069	3,283	7.89	181,934	3,550	7.76
Total Loans Held for Investment	3,930,179	75,143	7.59	3,483,354	58,343	6.66
Securities
Taxable	1,582,588	14,988	3.76	1,384,945	12,252	3.52
Tax-Exempt	168,928	2,217	5.21	138,599	1,765	5.07
Total Securities	1,751,516	17,205	3.90	1,523,544	14,017	3.66
Interest-Bearing and Time Deposits	958	10	4.14	445	2	1.79
Federal Funds Sold	9,897	86	3.45	2,241	7	1.24
Total Interest-Earning Assets	5,718,610	$92,850	6.44%	5,024,885	$72,549	5.74%
Cash and Due from Banks	126,634			126,523
Premises and Equipment, Net	143,910			129,560
Other Assets, Net	321,672			292,067
Allowance for Loan Losses	(48,998)			(43,108)
Total Assets	$6,261,828			$5,529,927
Liabilities
Interest-Bearing Liabilities
Savings	$211,182	$229	0.43%	$212,401	$235	0.44%
Money Market Checking and Savings	1,622,086	7,887	1.93	1,354,253	3,084	0.91
Time Deposits	2,404,796	19,615	3.24	2,192,226	12,319	2.24
Total Savings and Time Deposits	4,238,064	27,731	2.60	3,758,880	15,638	1.66
Other Borrowed Money	445,778	4,357	3.88	312,575	2,098	2.67
Total Interest-Bearing Liabilities	4,683,842	$32,088	2.72%	4,071,455	$17,736	1.73%
Demand Deposits	915,798			864,818
Other Liabilities	30,734			34,473
Total Liabilities	5,630,374			4,970,746
Shareholders’ Equity	631,454			559,181
Total Liabilities and Shareholders’ Equity	$6,261,828			$5,529,927
Net Interest Income(1)		$60,762			$54,813
Less: Tax-Equivalent Adjustment		1,116			992
Net Interest Income, As Reported		$59,646			$53,821
Net Interest Margin			4.22%			4.34%

(1)

For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% tax rate). Income on a tax-equivalent basis is not considered to be in accordance with generally accepted accounting principles (“GAAP”).

(2)	Average balances of loans include nonaccrual loans and are presented net of unearned income and unamortized deferred fees and costs.
(3)	Annualized.

	Nine Months Ended
	September 30, 2005			September 30, 2004
	Average		Yield/	Average		Yield/
Tax-Equivalent Basis (1)	Balance	Interest	Rate (3)	Balance	Interest	Rate (3)
	(Unaudited)
Assets
Interest-Earning Assets
Loans Held for Sale(2)	$22,751	$1,057	6.21%	$19,634	$685	4.66%
Loans Held for Investment(2)
Commercial	1,207,144	61,946	6.86	1,095,563	47,586	5.80
Real Estate	2,513,483	140,088	7.45	1,936,845	100,700	6.94
Consumer	167,871	9,906	7.89	162,248	10,016	8.25
Total Loans Held for Investment	3,888,498	211,940	7.29	3,194,656	158,302	6.62
Securities
Taxable	1,519,905	42,198	3.71	1,356,718	34,887	3.43
Tax-Exempt	153,626	5,900	5.13	124,229	4,946	5.32
Total Securities	1,673,531	48,098	3.84	1,480,947	39,833	3.59
Interest-Bearing and Time Deposits	2,869	44	2.05	6,314	45	0.95
Federal Funds Sold	12,073	261	2.89	4,217	35	1.11
Total Interest-Earning Assets	5,599,722	$261,400	6.24%	4,705,768	$198,900	5.65%
Cash and Due from Banks	133,316			124,028
Premises and Equipment, Net	141,242			122,554
Other Assets, Net	319,250			248,025
Allowance for Loan Losses	(48,683)			(40,680)
Total Assets	$6,144,847			$5,159,695
Liabilities
Interest-Bearing Liabilities
Savings	$215,330	$720	0.45%	$196,555	$530	0.36%
Money Market Checking and Savings	1,601,953	19,583	1.63	1,244,149	7,394	0.79
Time Deposits	2,358,709	51,946	2.94	2,121,017	34,337	2.16
Total Savings and Time Deposits	4,175,992	72,249	2.31	3,561,721	42,261	1.58
Other Borrowed Money	415,773	10,976	3.53	281,007	5,207	2.48
Total Interest-Bearing Liabilities	4,591,765	$83,225	2.42%	3,842,728	$47,468	1.65%
Demand Deposits	905,064			766,781
Other Liabilities	29,660			28,732
Total Liabilities	5,526,489			4,638,241
Shareholders’ Equity	618,358			521,454
Total Liabilities and Shareholders’ Equity	$6,144,847			$5,159,695
Net Interest Income(1)		$178,175			$151,432
Less: Tax-Equivalent Adjustment		3,036			2,774
Net Interest Income, As Reported		$175,139			$148,658
Net Interest Margin			4.25%			4.30%

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

The Company’s net interest margin was 4.22% and 4.25% for the three and nine months ended September 30, 2005, respectively. Higher rates on interest-bearing liabilities resulting from competition for deposits within the Company’s market areas and the Company’s mix of interest-earning assets pressured the net interest margin causing a modest 12 basis point decline compared to the third quarter of 2004 and an even smaller five basis point decline compared to the nine month period of 2004.

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

	Three Months Ended September 30, 2005 Compared to 2004				Nine Months Ended September 30, 2005 Compared to 2004
	Net	Due to Change in		Rate/	Net	Due to Change in		Rate/
Tax-Equivalent Basis (1)	Change	Volume	Rate	Volume	Change	Volume	Rate	Volume
	(Unaudited)
Interest Income
Loans Held for Sale	$226	$127	$58	$41	$372	$108	$228	$36
Loans Held for Investment	16,800	7,664	8,097	1,039	53,638	34,204	15,966	3,468
Securities
Taxable	2,736	1,786	831	119	7,311	4,161	2,812	338
Tax-Exempt	452	392	49	11	954	1,164	(170)	(40)
Interest-Bearing and Time Deposits	8	2	3	3	(1)	(25)	52	(28)
Federal Funds Sold	79	24	12	43	226	65	56	105
Total Interest Income	20,301	9,995	9,050	1,256	62,500	39,677	18,944	3,879
Interest Expense
Deposits	12,093	2,042	8,915	1,136	29,988	7,243	19,399	3,346
Other Borrowed Money	2,259	903	951	405	5,769	2,490	2,216	1,063
Total Interest Expense	14,352	2,945	9,866	1,541	35,757	9,733	21,615	4,409
Net Interest Income Before
Allocation of Rate/Volume	5,949	7,050	(816)	(285)	26,743	29,944	(2,671)	(530)
Allocation of Rate/Volume	—	305	(590)	285	—	1,257	(1,787)	530
Changes in Net Interest Income	$5,949	$7,355	$(1,406)	$—	$26,743	$31,201	$(4,458)	$—

(1)        For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% effective federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $8,720,000 for the three months ended September 30, 2005 compared to $6,197,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, the Company recorded a provision for loan losses of $19,928,000 compared to $14,813,000 for the same period in 2004. The increases in the provision for loan losses for the three and nine months ended September 30, 2005 compared to the same periods in 2004 were a result of loan growth, management’s assessment of current regional economic conditions and probable losses in the portfolio. In addition, during third quarter 2005, the Company recorded an additional provision to the allowance for loan losses of $2,500,000 for possible losses on loans to borrowers affected by Hurricane Rita. This additional provision is not allocated to any specific loan or borrower, but was determined in part based upon the total loans made to borrowers in the affected areas or secured by properties located in the affected areas. As of the date of this report, the Company continues to evaluate loans in the areas impacted by the hurricane. Consistent with the Company’s loan policies, as additional information is received and evaluated, the Company will continue analyze the allowance for loan losses. While management is not presently aware of any additional loan losses, management will consider the amount of additional provision for loan losses, if any, that may be needed to properly account for additional losses, if any, sustained by the Company as a result of the hurricane and its aftermath. Net charge-offs totaled $5,374,000 and $15,108,000 for the three and nine months ended September 30, 2005, respectively, compared to $5,000,000 and $11,689,000 for the same comparable periods in 2004. Net charge-offs to average loans held for investment increased during the nine months ended September 30, 2005 to 0.52% compared to 0.49% for the same period in 2004.

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

NONINTEREST INCOME

The Company’s primary sources of noninterest income are service charges on deposit accounts, other banking service related fees, data processing fees and trust fees. Noninterest income totaled $19,848,000 for the three months ended September 30, 2005 compared to $20,595,000 for the same period in 2004. Excluding net realized gains on sales of securities available for sale, noninterest income for third quarter 2005 increased $1,741,000 or 9.9% compared to third quarter 2004. The increase was primarily attributable to a $1,403,000 increase in gains on sales of loans held for sale and mortgage servicing rights. For the nine months ended September 30, 2005, noninterest income totaled $65,612,000, up from $52,934,000 for the same period in 2004. Excluding net realized gains on securities available for sale of $796,000 and $4,845,000 for the nine months ended September 30, 2005 and 2004, respectively, and the aggregate $6,160,000 in special distributions received during the first two quarters of 2005 as a result of the merger of PULSE EFT Association with Discover Financial Services, noninterest income for the nine months ended September 30, 2005 increased $10,567,000 or 22.0% over the same period in 2004. The majority of the increase is attributable to an increase in total service charges, trust fees and gains on sales of loans held for sale and mortgage servicing rights.

Total service charges of $12,783,000 for the three months ended September 30, 2005 increased $59,000 or 0.5% compared to $12,724,000 for the same period in 2004. The increase was largely due to a $507,000 or 23.1% increase in other service charges resulting primarily from a $302,000 increase in merchant credit and debit card income combined with $128,000 in mortgage banking fees generated from Valley Mortgage. The increase was substantially offset by a $448,000 or 4.3% decrease in service charges on deposit accounts. The decrease resulted primarily from a $347,000 reduction in non-sufficient and return item charges. Total service charges were $37,219,000 for the nine months ended September 30, 2005 compared to $34,496,000 for the same period in 2004, reflecting an increase of 7.9%. The increase in total service charges is reflective of the increase in average deposits, excluding time deposits of, $514,862,000 or 23.3% for the nine months ended September 30, 2005 compared with the same period in 2004 combined with a $1,143,000 increase in merchant debit and credit card income. The increase was further affected by an increase in automated teller machine income of $558,000 for the nine months ended September 30, 2005 compared with the comparable prior year period and $363,000 in mortgage banking fees generated from Valley Mortgage.

Insurance commissions, fees and premiums, net for the three months ended September 30, 2005 totaled $997,000 decreasing by $176,000 or 15.0% compared to $1,173,000 for the same period in 2004. The decrease resulted primarily from $110,000 decrease in title insurance income, net during third quarter 2005 compared to third quarter 2004. For the nine months ended September 30, 2005, insurance commissions, fees and premiums, net of $2,974,000 increased $428,000 or 16.8% compared to $2,546,000 for the comparable period in 2004. The increase in insurance commissions, fees and premiums, net for the nine months ended September 30, 2005 resulted primarily from the inclusion of a full nine months of income generated by the title insurance and general lines insurance agencies acquired with the Southeast Texas acquisition. The principal component of insurance commissions, fees and premiums, net, prior to the Southeast Texas transaction, was insurance commissions and fees received from the sale of credit life insurance. Prior to the merger with Southeast Texas, the Company did not have other significant insurance business.

Trust fees of $1,892,000 for the three months ended September 30, 2005 increased $218,000 or 13.0% compared to $1,674,000 for the comparable prior year period. Trust fees were $5,636,000 for the nine months ended September 30, 2005 compared to $3,845,000 for the same period in 2004, increasing by $1,791,000 or 46.6%. The increase in trust fees is reflective of the increase in the average fair value of trust accounts by 48.8% from $1,094,311,000 during the nine months ended September 30, 2004 to $1,627,939,000 for the nine months ended September 30, 2005. The increase in the average fair value of trust accounts is primarily due to the addition of $623,267,000 in trust assets with the Southeast Texas acquisition in March 2004 and additional trust business developed during the last twelve months. The fair market value of trust accounts at September 30, 2005 was $1,806,229,000 compared to $1,466,841,000 at December 31, 2004 and $1,420,664,000 at September 30, 2004. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Net realized gains on sales of securities available for sale for the three months ended September 30, 2005 totaled $475,000 compared to $2,963,000 for the same period in 2004. For the nine months ended September 30, 2005, net realized gains on sales of securities available for sale totaled $796,000 compared to $4,845,000 for the comparable period in 2004. During the nine months ended September 30, 2004, the Company sold various callable securities with unrealized gains before their anticipated call dates. During 2005, opportunities to recognize unrealized gains in the investment portfolio decreased as gross unrealized gains in the available for sale portfolio decreased from $20,900,000 at December 31, 2003 to $7,476,000 at December 31, 2004. Net unrealized holding loss on securities available for sale, net of tax, totaled $16,057,000 at September 30, 2005. See “Shareholders’ Equity”.

Data processing service fees of $2,159,000 for the three months ended September 30, 2005 increased $79,000 or 3.8% compared to $2,080,000 for the three months ended September 30, 2004. During the nine months ended September 30, 2005, data processing service fees increased $601,000 or 9.5% to $6,931,000 compared to $6,330,000 during the same period in 2004. The increase in data processing fees for the nine months ended September 30, 2005 compared to the same period last year was due to an increase in account volume for one data processing client. In addition, during first quarter 2005, the Company collected a nonrecurring $332,000 termination fee. There were 24 data processing clients at September 30, 2005 and 26 at September 30, 2004.

Loan servicing loss, net, which includes amortization of the mortgage servicing rights (“MSR”) asset, decreased $325,000 to a $352,000 net servicing loss for third quarter 2005 compared to a $677,000 net servicing loss for third quarter 2004. During the nine months ended September 30, 2005, loan servicing loss, net decreased $942,000 to a $196,000 net servicing loss compared to a $1,138,000 net servicing loss for the same period in 2004. The decreases resulted primarily from $185,000 and $536,000 in servicing income generated from Valley Mortgage for the three and nine months ended September 30, 2005, respectively, as well as a decrease in MSR amortization of $172,000 and $648,000 for the three and nine months ended September 30, 2005, respectively, compared to the comparable prior year periods. The decrease was primarily attributable to a slowdown in prepayments.

Other noninterest income of $1,894,000 for the three months ended September 30, 2005 increased $1,236,000 compared to $658,000 for the comparable 2004 period. The increase resulted primarily from a $1,403,000 increase in gains on sales of loans held for sale and mortgage servicing rights. During the nine months ended September 30, 2005, other noninterest income increased $10,242,000 to $12,252,000 compared to $2,010,000 during the same period in 2004. The increase for the nine months ended September 30, 2005 compared to the same period in 2004 resulted primarily from an aggregate $6,160,000 in special distributions received during the first two quarters of 2005, as a result of the merger of PULSE EFT with Discover Financial Services. In addition, gains on sales of loans held for sale and mortgage servicing rights increased $3,956,000 during the nine months ending September 30, 2005, respectively, compared to the same 2004 period.

NONINTEREST EXPENSE

Noninterest expense of $40,872,000 for the three months ended September 30, 2005 increased $2,588,000 or 6.8% compared to $38,284,000 for the same period in 2004. For the nine months ended September 30, 2005, noninterest expense totaled $120,966,000 compared to $103,436,000 for the same period in 2004, representing an increase of $17,530,000 or 16.9%. The efficiency ratio was 51.42% for the three months ended September 30, 2005 compared to 51.45% for the same period in 2004. For the nine months ended September 30, 2005, the efficiency ratio improved to 50.25% compared to 51.31% for the same period in 2004. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, of $21,886,000 for the three months ended September 30, 2005 increased by $1,514,000 or 7.4% compared to the same period last year of $20,372,000. Salaries and employee benefits for the nine months ended September 30, 2005 totaled $64,213,000, reflecting an increase of $10,636,000 or 19.9% from the comparable prior year period. The increase resulted primarily from a $2,263,000 and $11,053,000 increase in salaries during three and nine months ended September 30, 2005, respectively, compared to the same 2004 periods, resulting from increases in base salaries and higher levels of staff acquired with the Valley Mortgage and Mercantile acquisitions. In addition, the increase for the nine months ended September 30, 2005 reflects a full nine months of expense for staff acquired with the Southeast Texas acquisition. The increase was partially offset by a $1,264,000 and $2,313,000 decrease in bonus and pension plan expense for the three and nine months ended September 30, 2005, respectively. The number of full-time equivalent employees of 1,976 at September 30, 2005 represents an increase of 3.2% from 1,914 at September 30, 2004. Salaries and employee benefits averaged 1.39% of average assets for the three months ended September 30, 2005 compared to 1.47% for the three months ended September 30, 2004. For the nine months ended September 30, 2005, salaries and employee benefits averaged 1.40% of average assets compared to 1.39% for the nine months ended September 30, 2004.

Net occupancy expense totaled $3,749,000 for the three months ended September 30, 2005 compared to $3,136,000 reported for third quarter 2004, increasing by $613,000 or 19.5%. For the nine months ended September 30, 2005, net occupancy expense increased $2,297,000 or 26.7% to $10,905,000 compared to the same period a year ago. The increase corresponds generally with growth in business volumes during the twelve months ended September 30, 2005, including business volumes attributable to the acquisition of Mercantile and its three banking locations during January 2005 and increases from a new Weslaco banking location opened during February 2005. In addition, net occupancy expense for the nine months ended September 30, 2005 includes a full nine months of expenses associated with the 29 banking locations acquired in the Southeast Texas acquisition in March 2004. Texas State Bank operated 71 banking locations as of September 30, 2005 compared to 67 as of September 30, 2004.

Equipment expense of $3,515,000 for the three months ended September 30, 2005 increased $293,000 or 9.1% from $3,222,000 reported for the same period in 2004. For the nine months ended September 30, 2005, equipment expense totaled $10,448,000, reflecting an increase of $1,264,000 or 13.8% compared to the same period in 2004. The increase is primarily the result of equipment expenses incurred in the acquired and new banking locations. The majority of the increase in equipment expense resulted from increases in depreciation expense on furniture, fixtures and equipment and personal property tax expense. Depreciation expense on furniture, fixtures and equipment increased $256,000 or 16.6% and $696,000 or 16.1% for the three and nine months ending September 30, 2005, respectively, compared to the same periods last year. The increase in depreciation expense resulted primarily from a 9.1% and 10.7% increase in the average balance of the related asset accounts for the three and nine months ended September 30, 2005, respectively, compared to the same 2004 periods. In addition, personal property tax expense increased $80,000 and $281,000 for the three and nine months ending September 30, 2005, respectively, compared to the same periods in 2004.

Other real estate (income) expense, net includes income from foreclosed properties, gain or loss on sale of other real estate properties and direct expenses of foreclosed real estate including property taxes, maintenance costs and write-downs. Write-downs of other real estate are required if the fair value less estimated selling costs of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate expense, net of $305,000 for the three months ended September 30, 2005 increased $362,000 from $57,000 other real estate income, net for the three months ended September 30, 2004. The increase in other real estate expense, net during third quarter 2005 compared to third quarter 2004 resulted primarily from a decrease of $241,000 in net gains recognized on the sale of other real estate properties offset by an increase in net operating losses of $185,000 generated from foreclosed properties. During the nine months ended September 30, 2005, other real estate expense, net of $952,000 increased $316,000 or 49.7% compared to $636,000 reported for the nine months ended September 30, 2004. The increase resulted primarily from a decrease of $332,000 in net gains recognized on the sale of other real estate properties. Management is actively seeking buyers for all other real estate.

Amortization of identifiable intangibles of $1,514,000 for the three months ended September 30, 2005 decreased $473,000 or 23.8% compared to $1,987,000 for the same period in 2004. The decrease resulted primarily from a $343,000 decrease in amortization on the Southeast Texas core deposit intangible. For the nine months ended September 30, 2005, amortization of identifiable intangibles increased $620,000 or 14.1% to $5,007,000, compared to the same prior year period. The increase is primarily the result of a full nine months of amortization on intangibles relating to the Southeast Texas acquisition combined with $125,000 in amortization on intangibles added with the Mercantile acquisition.

A detailed summary of Noninterest Expense follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Salaries and Wages	$16,694	$15,614	$49,505	$40,922
Employee Benefits	5,192	4,758	14,708	12,655
Total Salaries and Employee Benefits	21,886	20,372	64,213	53,577
Net Occupancy Expense	3,749	3,136	10,905	8,608
Equipment Expense	3,515	3,222	10,448	9,184
Other Real Estate Expense, Net
Income	(12)	(125)	(47)	(637)
(Gain) Loss on Sale	45	(196)	137	(195)
Expenses	272	200	743	1,261
Write-Downs	—	64	119	207
Total Other Real Estate (Income) Expense, Net	305	(57)	952	636
Amortization of Identifiable Intangibles	1,514	1,987	5,007	4,387
Other Noninterest Expense
Advertising and Public Relations	1,299	1,341	4,219	3,908
Data Processing and Check Clearing	1,896	1,809	5,717	4,741
Director Fees	192	197	573	530
Franchise Tax	101	79	351	242
Insurance	207	205	508	463
FDIC Insurance	165	167	506	508
Legal	397	540	1,014	1,419
Professional Fees	1,215	772	3,396	2,121
Postage, Delivery and Freight	744	681	2,126	2,060
Printing, Stationery and Supplies	854	845	2,761	2,772
Telephone	412	504	1,369	1,277
Other Losses	502	499	944	1,435
Miscellaneous Expense	1,919	1,985	5,957	5,568
Total Other Noninterest Expense	9,903	9,624	29,441	27,044
Total Noninterest Expense	$40,872	$38,284	$120,966	$103,436

INCOME TAX EXPENSE

The Company recorded income tax expense of $10,073,000 for the three months ended September 30, 2005 compared to $10,114,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, income tax expense totaled $34,315,000, representing an increase of $6,782,000 or 24.6% compared to the same prior year period. The increase in income tax is primarily due to an increased level of pretax income for the nine months ended September 30, 2005 compared to the same periods in 2004. The Company’s effective tax rate was 34.4% for the nine months ended September 30, 2005 and 33.0% for the nine months ended September 30, 2004. The increase in the effective tax rate is primarily attributable to an increase in state income taxes, as well as a decrease in tax-exempt interest income as a percentage of income before income tax expense.

CAPITAL AND LIQUIDITY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2005, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.02%, a Tier I risk-based capital ratio of 10.89% and a leverage ratio of 8.11%.

Shareholders’ equity increased by $37,463,000 or 6.3% during the nine months ended September 30, 2005. The increase was primarily due to net income of $65,542,000, offset by a net change in unrealized holding gains and losses on securities available for sale, net of tax and reclassification adjustment, of $(13,845,000) and dividends of $16,877,000.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future provide asset liquidity. These include cash, federal funds sold, time deposits and U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At September 30, 2005, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, increased to 33.3% compared to 31.3% at December 31, 2004.

Liability liquidity is provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s trade area. The Company does not have nor does it solicit brokered deposits. Foreign deposits represent 7.9% of deposits at September 30, 2005 compared to 8.7% of deposits at September 30, 2004. Federal funds purchased and short-term borrowings are additional sources of liquidity. At September 30, 2005, the Company had lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $802,682,000 from the Federal Home Loan Bank, of which $350,538,000 was advanced at September 30, 2005. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

The Company enters into contractual commitments to extend credit, normally with a fixed expiration date, at specified rates and for specific purposes. All of the Company’s commitments are contingent upon the customer maintaining specific credit standards at the time of the loan funding. At September 30, 2005, the Company had outstanding commitments to extend credit of approximately $770,721,000, commercial letters of credit of $62,000, standby letters of credit of $84,566,000 and credit card guarantees of $1,327,000. The Company guarantees the credit card debt of certain customers to the merchant bank that issues the cards, up to the customers’ credit limit. In addition, the Company had construction and real estate commitments of $4,405,000.

During the nine months ended September 30, 2005, funds for $512,290,000 of securities purchased and $122,854,000 of net loan growth came from various sources, including $273,306,000 of proceeds from security sales and maturities, a net increase in deposits of $195,191,000, a net increase in other borrowed money of $47,426,000 and $112,362,000 from operating activities.

The Company is dependent on dividend and interest income from the Bank and the sale of stock for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines. At September 30, 2005, an aggregate of $66,932,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

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

The following table summarizes the simulated change in net interest income over a twelve month period as of September 30, 2005 and December 31, 2004 (dollars in thousands):

Changes in Interest	Estimated Net	Increase (Decrease) in Net Interest Income
Rates (Basis Points)	Interest Income	Amount	Percent
September 30, 2005 (Unaudited)
+100	$248,132	$4,888	2.0%
-	243,244	—	—
-100	240,049	(3,195)	(1.3)
December 31, 2004
+100	234,971	10,599	4.7
-	224,372	—	—
-100	207,191	(17,181)	(7.7)

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2005, the Company disclosed the filing of a lawsuit styled Andrew W. Dunn and Kenneth D. Rogers, Plaintiffs, vs. Texas State Bank, Texas Regional Bancshares, Inc., Joe Penland, Sr., and others, as Defendants.  Mr. Penland is a director of the Company and Texas State Bank.  Management of the Company is not aware of any material developments in this lawsuit during the three months ended September 30, 2005.

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

ITEM 6. EXHIBITS

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

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

November 8, 2005	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

November 8, 2005	/s/ John A. Martin
John A. Martin
Executive Vice President
& Chief Financial Officer