Form 10-K
period 2005-12-31
TEXAS REGIONAL BANCSHARES INC
filed 2006-03-07
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 000-14517

TEXAS REGIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

www.trbsinc.com

Texas	74-2294235
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Post Office Box 5910
3900 North 10th Street, 11th Floor
McAllen, Texas 78502-5910
(Address of principal executive offices)(zip code)

(956) 631-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Class A Voting Common, $1.00 Par Value Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑                                Accelerated filer ☐                                             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                              Yes ☐ No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, as of June 30, 2005: $1,267,996,499.

Number of shares outstanding of the registrant’s Class A Voting Common Stock, $1.00 par value, as of March 3, 2006: 49,758,906

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into this Form 10-K in response to Part III, Items 10-14.

TEXAS REGIONAL BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

OVERVIEW

Texas Regional Bancshares, Inc. (the Company) is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. Its primary operating subsidiary is Texas State Bank (the Bank). The Company has grown rapidly through a series of strategic acquisitions expanding beyond its original Rio Grande Valley market area to Houston in 2002, Corpus Christi in 2003 and East Texas in 2004. In January 2005, the Company expanded into the Dallas market with the acquisition of Mercantile Bank and Trust, FSB (Mercantile). At December 31, 2005, the Company operated 73 banking centers. The Company reported consolidated total assets of $6.6 billion, loans held for investment of $4.1 billion, deposits of $5.4 billion and shareholders’ equity of $642.5 million. The Bank managed trust assets with a fair value of $1.9 billion at December 31, 2005.

The Company is a Texas-chartered bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. Texas Regional Delaware, Inc. (Texas Regional Delaware), incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary of the Company, owns the Bank. As a result of the acquisition of Southeast Texas Bancshares, Inc. (Southeast Texas) in March 2004, Texas Regional Delaware owns 100% of Southeast Texas Insurance Services, L.P., which offers general lines of insurance, and Port Arthur Abstract and Title Company and its wholly-owned subsidiary, Southeast Texas Title Company, which offer title insurance agency services. The Bank has three active wholly-owned operating subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services, (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets and (iii) Valley Mortgage Company, Inc. (Valley Mortgage), a Texas corporation acquired in November 2004 that originates mortgage loans in several of the Company’s key markets in Texas. An additional wholly-owned subsidiary, Hydrox Holdings, Inc. (Hydrox), was formed by an acquired institution to own foreclosed real property. The only remaining activity of Hydrox is its right to additional consideration from the disposition of certain property.

PRODUCTS AND SERVICES

The Company’s business strategy is to provide its customers with the financial sophistication and breadth of products of a regional bank, while retaining the local decision-making authority of a community bank. The Board of Directors and management have maintained the Bank’s community orientation by tailoring products and services to meet local community and customer needs. Management believes that the Bank is well-positioned to compete in its markets due to its responsive customer service, strong community involvement of management and employees, significant ownership position of its directors, officers and employees and the vitality of the economy in its market areas in Texas. Management’s strategy is to provide a business culture in which individual customers and small and medium-sized businesses are accorded the highest priority in all aspects of the Company’s operations.

The Bank offers traditional commercial and consumer services including checking and savings accounts, certificates of deposit, individual retirement accounts (IRA’s), travelers’ checks, money orders,

safe deposit facilities, short-term loans for working capital purposes, construction financing, commercial and residential mortgage loans, term loans for fixed asset and expansion needs and consumer loans. The Bank also offers internet banking, international banking and trust services. The Bank provides data-processing services for its internal operations and to third-party correspondent banks.

The Company’s subsidiaries offer general line insurance products, title insurance products, mortgage banking services and full service broker-dealer services.

Management believes there will be future expansion opportunities by acquiring other banks, banking assets and deposits, and qualified non-banking businesses which will allow the Company to enter other markets and/or increase market share in existing markets. Management intends to pursue acquisition opportunities under circumstances in which it believes that the Company’s managerial, operational and capital resources will enhance the performance of the acquired business and thereby benefit the Company.

EXPANSION IN 2005

On January 14, 2005, the Company completed the acquisition of Mercantile, a privately held federal savings bank headquartered in Dallas, Texas, with two additional banking centers in the Dallas metropolitan area. The shareholders of Mercantile received $35.6 million in cash in exchange for all of the outstanding shares of Mercantile. The transaction was accounted for under the purchase method of accounting. Mercantile had total assets of $213.8 million, loans held for investment of $118.1 million, deposits of $197.5 million and shareholders’ equity of $14.7 million. Mercantile was merged with and into the Bank. The Company expanded into the Dallas market with the acquisition of Mercantile.

The Company expanded and upgraded its existing network of banking centers by opening a new banking center in Weslaco in February 2005, a new downtown banking center in Dallas opened in October 2005 and a new Houston banking center in The Woodlands opened in November 2005. In addition, in June 2005, the Company moved into a new facility in Eagle Pass.

COMPETITION

The Bank encounters intense competition in its commercial banking business, primarily from other banks located in its market areas. The Bank also competes with insurance, finance and mortgage companies, savings and loan institutions, credit unions, money market funds, brokerage firms and other financial institutions. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, applicable lending limits. A number of the commercial banks in the market areas served by the Bank are branches of much larger organizations affiliated with international, national, regional or state-wide banking companies which are larger than the Bank in terms of capital, resources and personnel. However, as an independent regional bank headquartered in Texas, management believes that the Company’s local decision-making and community involvement in its primary market areas, its 73 banking centers, its solid brand name and reputation, the commitment of its experienced officers and employees and its dedication to quality, personalized banking services are key factors that contribute to the Company’s competitiveness.

REGULATION AND SUPERVISION

While many laws affect all businesses, there are special state and federal laws applicable only to financial institutions and their parent companies. These laws and the related regulations extensively regulate the Company and the Bank, subjecting virtually all aspects of the Company’s operations to specific requirements, restrictions and general regulatory oversight. With few exceptions, state and federal banking laws have as their principal objectives (i) the safety and soundness of the federal deposit insurance system, (ii) protection of depositors and (iii) protection of the Nation’s banking system as a whole, rather than protection of shareholders of the Company.

As a public company, the Company is subject to regulation under the Securities Exchange Act and the Sarbanes-Oxley Act and, because the Company’s shares are traded on The Nasdaq Stock Market®, the Nasdaq Marketplace Rules. Among other things, these require:

•       periodic financial reporting by the Company,

•       maintenance of effective internal accounting and financial controls,

•       periodic certifications by senior management,

•  annual audit by independent accountants,

•       a board of directors comprised of a majority of independent directors, and

•       reporting of changes in share ownership positions by its directors and certain executive officers.

The following is a summary of some of the more important state and Federal banking regulations that affect the Company and its subsidiaries. Not all applicable regulations have been cited. References to statutes, regulations, decisions and interpretations in this summary are qualified by reference to the actual text of the relevant statutes, regulations, decisions and interpretations.

REGULATION OF THE COMPANY

The Company is a bank holding company as that term is defined in the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act), and therefore is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve Board). The Company is required to file reports with the Federal Reserve Board, to furnish other information as required by the Federal Reserve Board, and to subject itself to examination by the Federal Reserve Board. The Federal Reserve Board has the authority to issue bank holding companies orders to cease and desist from unsound practices and violations of conditions imposed by, or violation of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil penalties against companies or individuals who violate the Bank Holding Company Act or orders or regulations thereunder, to order termination of non-approved activities and to order termination of ownership and control of non-approved subsidiaries. Certain violations may also result in criminal penalties.

The Federal Reserve Board takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both.

The Company became a “financial holding company” in June 2000, pursuant to the regulations prescribed under the Gramm-Leach-Bliley Act, enacted by Congress in November 1999. Financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be financial in nature, including activities necessary for financial holding companies to keep abreast of competitive and technological change.

REGULATION OF THE BANK

The Bank is a state-chartered bank subject to regulation by the Texas Department of Banking. The Bank, whose deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC), is also a member of the Federal Reserve System, and therefore the Federal Reserve Board is the primary federal regulator for the Bank. Requirements and regulations applicable to the Bank include:

•       the requirement that adequate reserves be maintained,

•       restrictions on the nature and amount of loans which can be made,

•       restrictions on the business activities in which the Bank may engage,

•       restrictions on the payment of dividends to shareholders,

•       the maintenance of minimum capital requirements, and

•       compliance with laws and regulations.

The Company is dependent in part upon dividends received from the Bank for discharge of the Company’s obligations and for payment of dividends to the Company’s shareholders. However, the application of minimum capital requirements and other rules and regulations applicable to the Bank restrict the amount of dividends that it may declare without prior regulatory approval. The Texas Banking Department and the Federal Reserve Board can each further limit payment of dividends if the regulatory authority finds that the payment of dividends would constitute an unsafe or unsound practice.

The laws of the State of Texas and federal laws govern interest rate limitations on loans made by the Bank. The Bank is further affected by the credit policies of other monetary authorities, including the Federal Reserve Board, which regulate the national supply of bank credit. These regulations influence overall growth of bank loans, investments, and deposits and may affect interest rates charged on loans and paid on deposits. The monetary policies of the Federal Reserve Board typically have a significant effect on the operating results of commercial banks.

CAPITAL ADEQUACY REGULATION

The Federal Reserve Board, the Texas Department of Banking and the FDIC have established guidelines to monitor adequacy of the Company’s and the Bank’s capital under various scenarios. The applicable regulations establish five capital adequacy levels which require or permit the regulatory authorities to take supervisory action. The classifications range from “well capitalized” to “critically undercapitalized”.

Federal bank regulatory authorities must take prompt corrective action or other enforcement actions with respect to any depository institution that does not meet specified minimum capital requirements and is categorized as either “undercapitalized” or “critically undercapitalized”. When and if imposed, such regulatory actions and restrictions, either individually or in the aggregate, could have a significant adverse impact on the operations of any such institution.

At December 31, 2005, the Company and the Bank met or exceeded all capital adequacy requirements and both were categorized as “well capitalized”. As a result, management of the Company believes that no prompt corrective actions are required that will have any material effect on the activities or operations of the Company or the Bank.

A bank’s capital adequacy category is determined solely for the purpose of applying the prompt corrective action regulations and its capital adequacy category alone may not constitute an accurate representation of the Bank’s overall financial condition or future prospects for continuing in such category.

See Note 18 of the Notes to Consolidated Financial Statements for a summary of the Company’s and the Bank’s capital adequacy calculations and related comments.

DEPOSIT INSURANCE REGULATION

Customers’ funds deposited with the Bank are insured against loss by the FDIC up to applicable limits. The FDIC is authorized to charge premiums for this deposit insurance and, based upon the Bank’s rating, the Bank was not required to pay any FDIC insurance premiums in 2005. In addition, under the provisions of the Deposit Insurance Funds Act of 1996, the FDIC has authority, on behalf of the Federal Financing Corporation (FICO), to collect periodic assessments to service outstanding FICO bonds. An institution’s FICO assessment rate fluctuates periodically and is based on quarterly deposit levels.

REGULATION OF ACQUISITIONS

The Bank Holding Company Act, the Change in Bank Control Act, the Federal Bank Merger Act and the Texas Banking Code regulate the acquisition of commercial banks. These regulations require (i) Federal Reserve Board approval for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or bank holding company, (ii) Texas Department of Banking approval for branching, purchasing the assets of other banks and for bank mergers and (iii) Federal Reserve Board approval for new activities and acquisitions of most non-banking companies.

In reviewing bank acquisition and merger applications, regulatory authorities will consider, among other things, the competitive effect and public benefits of the proposed transactions, the capital position of the combined organization, the managerial and financial resources of the companies and the applicant’s record under the Community Reinvestment Act of 1977 and fair housing laws.

COMMUNITY REINVESTMENT ACT REGULATION

The Community Reinvestment Act of 1977 (the CRA) generally requires a financial institution to take affirmative action to ascertain and meet the credit needs of its entire community, including low and moderate income neighborhoods. Periodically, the Bank is examined for compliance with the CRA and must achieve at least a “satisfactory” rating. At its most recent CRA examination, the Bank was rated “outstanding”. As discussed above, if the Company or Bank desires to commence any new activity or consummate an acquisition, its compliance with the CRA is taken into consideration by the appropriate regulators with authority to grant approval.

CUSTOMER PRIVACY REGULATION

The Gramm-Leach-Bliley Act restricts financial institutions from disclosing non-public consumer information to non-affiliated third parties. As a result, the Bank is required to disclose its written privacy policy to its consumers and must restrict dissemination of consumer information as required by law.

ANTI-MONEY LAUNDERING REGULATION

The Bank Secrecy Act of 1970 requires banks to maintain internal systems to prevent banks from being utilized to facilitate the flow of illegal or illicit money. The USA Patriot Act of 2001 was enacted in response to terrorist activities in 2001 and significantly expanded the restrictions on so-called “money laundering” schemes and terrorist financing activities. These statutes and related regulations have required the Bank to implement additional operating systems and controls, to expand record-keeping and positive customer identification policies, and to develop additional reporting systems to ensure compliance and to assist the Federal government in detecting money laundering schemes and terrorist financing activities. Failure to comply could result in legal consequences and/or penalties to the Bank.

Bank regulatory authorities have been placing a special emphasis upon banks’ compliance with the Bank Secrecy Act (BSA) and the USA Patriot Act as a part of the effort to thwart terrorism and other criminal activity in this country. In June 2005, the Federal Financial Institutions Examination Council published a new Bank Secrecy Act/Anti-Money Laundering Examination Manual which provides guidelines for examination of compliance with the Bank Secrecy Act and the USA Patriot Act. The Federal Reserve Bank of Dallas examined Texas State Bank’s Bank Secrecy Act/Anti-Money Laundering compliance system and procedures during the fall of 2005.

In substantial part in response to that examination, the Bank has developed a plan to expand and enhance the Bank’s Bank Secrecy Act/Anti-Money Laundering compliance program. Bank management, at the direction of the Bank’s Board of Directors, has evaluated and is in the process of modifying its controls and procedures to better identify customers and transactions that should be evaluated and reported under the BSA. Among other things, since January 1, 2005, staffing of the Bank’s BSA department has more than doubled, from 9 to 21 persons, and a new reporting system and new procedures for testing the system are being implemented in all of the Bank’s regions.

Bank management expects that the Federal Reserve Bank will continue to review the Bank’s plans relative to Bank Secrecy Act/Anti-Money Laundering compliance and following that review will determine any regulatory action concerning the Bank’s Bank Secrecy Act/Anti-Money Laundering program that may be necessary. Such action may include an agreement with the Federal Reserve Bank to correct the weaknesses by implementing the steps described in the plan or other corrective action deemed necessary by the regulatory authorities. Bank management is committed to enhancing the Bank’s compliance with Bank Secrecy Act/Anti-Money Laundering statutes and regulations and believes that the plan as developed and implemented will be in full compliance with applicable requirements. Other than the ongoing costs of compliance with Bank Secrecy Act/Anti-Money Laundering requirements, the Bank does not expect to incur other costs.

INTERSTATE BANKING AND BRANCHING REGULATION

Banks and bank holding companies are permitted by current federal regulations to conduct interstate business without geographic limitation in another state so long as neither of the states has opted out of interstate branching. Texas law provides a framework for interstate branching in Texas and for de novo branching by banks headquartered in states offering reciprocity to Texas institutions or institutions authorized to branch in Texas. Neither the Company nor the Bank have any locations outside of Texas.

BROKER-DEALER ACTIVITIES

The Bank’s subsidiary, TSB Securities, Inc. a broker-dealer registered with and licensed by the National Association of Securities Dealers, Inc. (NASD) and the Texas State Securities Board, is subject to reporting requirements and regulatory controls imposed by the NASD and the State Securities Board. TSB Securities, Inc., which provides full service broker-dealer services to customers, is registered as an introducing broker-dealer under the Securities Exchange Act of 1934 and does not hold any customer accounts.

INSURANCE ACTIVITIES

Southeast Texas Insurance Services, L.P., operating under the name of Community Insurance, sells general lines of insurance. Port Arthur Abstract and Title Company and its wholly-owned subsidiary, Southeast Texas Title Company, offer title insurance services earning fees for issuing title insurance policies and providing escrow services. Both of these subsidiaries hold insurance licenses issued by the Texas Department of Insurance and are subject to regulation by the Texas Department of Insurance.

MORTGAGE BANKING ACTIVITIES

Valley Mortgage is a full-service residential mortgage banking firm offering a broad range of publicly-traded loan programs including Fannie Mae, Freddie Mac, FHA, VA and the Texas Veterans Land Board. Valley Mortgage also offers conventional loan programs including loans for residential lots and refers interim construction loans to the Bank. Valley Mortgage originated and closed mortgage loans in the aggregate amount of $162.8 million in 2005.

DATA PROCESSING SERVICES

The Bank’s data processing center provides internal data processing services for the Bank and earns revenues by providing similar services to 25 third-party correspondent banks. The data center operates from locations in McAllen and Grapevine, Texas.

OPERATING SEGMENTS

The Company applies the provisions of Financial Accounting Standards Board (FASB) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” in determining its reportable segments and related disclosures. No line of business, except for the Bank, exceeds 10% of revenues, net earnings or assets. The Company is managed as one financial unit and does not presently report by segment.

ECONOMIC ENVIRONMENT

The earnings of the Bank are affected by general economic conditions in the state and in its sub-markets and by the policies of various governmental regulatory authorities. The Federal Reserve Board regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate of financial institution borrowings and varying reserve requirements against financial institutions and their subsidiaries. The deregulation of interest rates has had, and is expected to continue to have, an impact on the competitive environment in which the Bank operates.

Governmental policies are expected to continue to have a significant effect on the operating results of commercial banks in the future. However, the Company cannot accurately predict the nature or extent that future changes in policies may have on its future business and earnings.

EFFECTS OF HURRICANE RITA

Hurricane Rita struck the upper Texas and Louisiana coasts on September 24, 2005, causing widespread property damage and interruptions to businesses in East Texas. A number of the Company’s banking centers in East Texas were closed for several days and the Company experienced approximately $2.0 million in physical damage. The Company believes that substantially all of the physical damage is fully insured.

Many of the Bank’s customers were adversely affected by the storm. In response, the Bank deferred payments for up to three months on affected loans with principal balances totaling $148,952,000. A special $2,500,000 hurricane related provision was added to the allowance for loan losses at September 30, 2005 to cover uncertainties and contingencies related to customers’ loans. As of December 31, 2005, $898,000 in loans have been charged-off against this special allowance and management believes that the allowance is adequate. An unforeseen effect of the storm was a decrease in non-sufficient and return item charges, which negatively affected income during the fourth quarter of 2005, due to reduced levels of non-sufficient and return items processed in the East Texas region following the storm. Management will continue to monitor the long-term residual effects of the storm in order to determine if there are any future additional financial effects on the Company.

PERSONNEL

The Company employed 1,954 full-time equivalent employees at December 31, 2005. The Company offers its employees a variety of employee benefit programs, including the opportunity to participate in the Company’s employee stock ownership plan with 401(k) provisions (ESOP), medical, accident, group life and long-term disability insurance plans and paid vacations. The Company also has stock option programs that benefit officers and key employees. The Company’s employees are not unionized and management believes employee relations to be favorable.

PUBLIC INFORMATION

Under the Securities Exchange Act of 1934, the Company files annual, quarterly and current reports, proxy statements, registration statements and other information electronically with the Securities and Exchange Commission (SEC). Copies of all such filings may be found on the SEC’s website at www.sec.gov. Copies of the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and other recently filed documents are available without charge upon request to the Company and may also be accessed at the Company’s website at www.trbsinc.com

ITEM 1A. RISK FACTORS

The Company is subject to various risks in the normal course of business, including both risk factors that are unique to the Company and risk factors common to financial institutions and the banking industry as a whole. Following is a description of some of the risk factors associated with the Company and its business activities. The Company has taken pro-active steps to address each of these risks in order to ensure continuity of operations and sustainable future earnings growth.

PROFITABILITY LINKED TO BANKING ACTIVITIES

Because the Company’s non-banking activities represent a very small portion of its business, its profitability will be directly attributable to the success of its banking subsidiary, Texas State Bank. The Company’s banking activities compete with other banking institutions on the basis of service, convenience and, to some extent, price. Due in part to both regulatory changes and consumer demands, banks have experienced increased competition from other financial entities offering similar products. Competition from both bank and non-bank organizations is expected to continue.

The Company relies on the profitability of the Bank and dividends received from the Bank for payment of its operating expenses and satisfaction of its obligations. As is the case with other similarly situated financial institutions, the profitability of the Bank, and therefore of the Company, will be subject to the fluctuating cost and availability of money, changes in the prime lending rate, changes in economic conditions in general and, because of the location of its banking centers, changes in economic conditions in Texas in particular.

SUCCESS RELIES ON SPECIFIC GEOGRAPHIC AREAS

The Company’s profitability is dependent on the profitability of the Bank, which operates exclusively in the state of Texas, with substantial concentrations of its activities and assets in the Rio Grande Valley, Houston and East Texas markets. In addition to adverse changes in general conditions in the United States, unfavorable changes in economic conditions affecting the areas in which the Bank operates, such as adverse effects of weather, changes in agricultural production, adverse changes in United States-Mexico relations, and adverse changes in the economic climate in Mexico, may have a significant adverse impact on operations of the Company.

The Company’s entry into the Houston market in 2002, the Company’s acquisition of Southeast Texas and its banking center network in Beaumont, Port Arthur and other East Texas market areas in 2004, the Company’s acquisition of Mercantile in Dallas in early 2005 and its subsequent expansion in each of these areas has resulted in the diversification of the business of the Bank outside of its original base in the Rio Grande Valley.

REGULATED ENVIRONMENT

The Company and the Bank are subject to extensive government regulation and supervision under various state and federal laws, rules and regulations, including rules and regulations promulgated by the Federal Reserve Board and the Texas Department of Banking. These laws and regulations are designed primarily to protect the Bank Insurance Fund of the FDIC, depositors and borrowers, and to further certain social policies and, consequently, may impose limitations on the Company that may not be in the best interests of the Company and its shareholders.

As indicated above, the Bank is subject to the supervision of the Texas Department of Banking and, since the Bank is a Federal Reserve member bank, it is also subject to the supervision of its primary federal regulator, the Federal Reserve Board.

FLUCTUATIONS IN INTEREST RATES

The Company realizes income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” will work against the Company, and its earnings may be negatively affected.

The Company may be unable to predict fluctuations of market interest rates, which are affected by the following factors:

•       inflation,

•       deflation,

•       recession,

•       increased unemployment,

•       tightening money supply, and

•       international disorder and instability in domestic and foreign financial markets.

The Company’s asset-liability management strategy, which is designed to control its risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on its results of operations and financial condition.

The Company places a high priority on matching its interest sensitive assets to its interest sensitive liabilities in order to maintain a predictable, continuing, stable base of net interest income, the largest contributor to the Company’s earnings. See Item 7A herein for a detailed discussion of how the Company manages and monitors the risk resulting from exposure to changes in market interest rates.

ASSET QUALITY

Evaluating and maintaining asset quality is an ongoing activity that applies both to the loan and securities portfolios, which together constitute 90.8% of total assets.

The Company’s loans held for investment, which represent 62.4% of total assets, are made to customers throughout the areas served by the Bank. The Bank has a written loan policy which sets standards for credit extensions and grants loan authority to individual loan officers and/or the loan committee. Loans are carefully underwritten and structured and approved by the loan committee, when applicable, to ensure high-quality originations. The Bank avoids “sub-prime” and high-risk loans, and requires that its loan officers and credit department follow in-house lending limits and monitor the total of loans outstanding to any one borrower. The Bank’s lending policies preclude extending credit to challenged industries and under-capitalized borrowers.

After funding, individual loans and relationships are monitored for compliance with loan agreements and maintenance of collateral through on-site visits by loan officers and periodic credit analysis and review by the Loan Review department. Credit concentrations, geographic diversification, industry trends and other macro-tools are utilized to manage and monitor the entire loan portfolio for asset quality. By way of example, the Bank evaluates the effects of Hurricane Rita on borrowers in East Texas, monitors relationships that may be influenced by the Mexican economy and follows weather conditions in the Rio Grande Valley area that could affect agricultural-based loans. When an existing relationship or credit is adversely affected or downgraded, it is the Bank’s policy to respond quickly to the changed conditions.

If the Company’s loan customers fail to repay their loans according to the terms of their loan agreement or if the collateral securing the payment of customers’ loans is insufficient to assure repayment, the Company may experience significant credit losses which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans.

In determining the size of its allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If the Company’s assumptions prove to be incorrect, its current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different from those of the Company’s management. Material loan losses, or material additions to the Company’s allowance, could materially decrease net income.

The Bank’s securities portfolio represents 27.9% of total assets. Prior to purchase, individual securities are evaluated with reference to credit ratings assessed by outside rating agencies. The Bank’s policy is to purchase securities rated in Moody’s highest four categories. Should subsequent declines in ratings occur, management may liquidate securities to maintain quality levels.

PERSONNEL RETENTION

The Company relies heavily on its Chief Executive Officer. The Company has experienced substantial growth in assets and deposits in the past, particularly since Glen E. Roney became Chairman of the Board and Chief Executive Officer of the Company in 1985. Although Mr. Roney is a substantial shareholder of the Company and is the beneficiary of a deferred compensation arrangement with the Company, the Company does not have an employment agreement with Mr. Roney and the loss of the services of Mr. Roney could have a material adverse effect on the Company’s business and prospects.

Loss of other key officers or experienced staff also represents a potentially serious risk to the Company. The Company believes it has a solid core of management and employees who are fairly compensated and properly motivated to promote the Company’s long term interests and objectives. To help attract and retain employees, the Company offers key employees a benefits package that includes salary, bonus, stock options and participation in the Company’s ESOP, as well as health insurance and paid vacations. The Board of Directors has a Stock Option and Compensation Committee which is responsible for oversight of compensation and retention of employees. The Committee periodically reviews and approves levels of base salaries and bonuses and incentive compensation program. The Company also grants stock options to reward performance and provide incentives to key individuals.

OPERATIONAL RISK

The Company maintains systems of internal control over operations, data processing, customer records, accounting, human resources, security, loan review, insurance, financial reporting and contingency planning. Line managers monitor each of these systems to ensure (i) compliance with regulations and established policies, (ii) minimal disruptions to the business, (iii) security over customer information, (iv) accuracy of information, and (v) compliance with internal and external reporting requirements. The internal audit department tests and monitors systems on a periodic basis. Independent public accountants review internal control systems and audit the consolidated financial statements each year. In the event any issue is not adequately addressed, employees, internal auditors, outside legal counsel and independent auditors are afforded an “open door” to direct such an issue to senior management and to members of the Board of Directors, as appropriate.

REGULATORY RISK

The Bank is subject to federal and state banking laws. As a bank holding company, the Company is subject to the Bank Holding Company Act. As a public company, the Company is subject to legal restrictions and requirements, including reporting requirements, of the SEC, including regulations promulgated following passage by Congress of the Sarbanes-Oxley Act. The regulations that most directly affect the Company and the Bank are in the areas of deposit gathering, lending, asset quality, capital adequacy, customer privacy, financial reporting and financial controls. The Company’s policy is to fully comply with all regulatory requirements and the Company is periodically examined by the Federal Reserve Board. The Bank is periodically examined by both the state banking regulators and the Federal Reserve Board. Non-compliance with any applicable regulation could have material adverse consequences to the Company.

CAPITAL ADEQUACY AND LIQUIDITY

The Company’s capital base is presently in excess of all regulatory minimum levels and is expected to continue to be at or above such levels. However, should asset quality deteriorate, from excessive loan losses or otherwise, it is possible that additional capital or liquidity could be required. Accordingly, the Company closely monitors key ratios to ensure that it maintains healthy margins and it monitors the strength and capacity of its counterparties. The Company keeps an open dialogue with regulators and the policy goal is to meet or exceed all regulatory guidelines. The Company complies with all SEC filing obligations and regularly communicates with larger shareholders, key underwriters and stock analysts to afford continued access to the public capital markets.

COMPETITION

The Bank operates as a Texas regional bank with a market-leading presence in two markets, the Rio Grande Valley and the Beaumont-Port Arthur metropolitan area, and a presence in three additional major Texas markets, Houston, Corpus Christi (Coastal Bend) and Dallas.

In each of the markets in which it operates, the Bank experiences intense competition from other banks, thrifts, credit unions, mortgage banking companies, finance companies, securities brokerage companies, insurance agencies and money market mutual funds. Many of these competitors have greater resources and larger lending limits than the Bank. In addition, non-depository institution competitors are generally not subject to the extensive regulations applicable to the Bank or the Company. The Company believes it successfully competes with these entities by offering superior personal attention to its customers, by empowering its senior lenders to make local-market credit decisions, by the convenience of its 73 retail banking centers, by offering new and innovative products and services, by capitalizing on the Texas State Bank brand name and reputation and through the dedication and motivation of its experienced officers, employees and directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is headquartered in McAllen, Texas in an 11-story office building constructed in 1998. The building provides office space for the Company, serves as home office for the Bank and contains additional space for lease to third-party tenants. Banking centers are located as follows:

	Number of Banking Centers
	2005	2004
Rio Grande Valley	31	30
East Texas	31	31
Houston (metropolitan area)	4	3
Dallas (metropolitan area)	4	—
Coastal Bend	2	2
Eagle Pass	1	1
Total	73	67

At December 31, 2005, 51 of the banking centers were owned and 22 banking centers were leased. An additional banking center in Houston located in a leased facility at Montrose Boulevard and Richmond Avenue, opened in January 2006. The Company’s other subsidiaries operate in 13 locations, eight of which are leased and five of which are owned. None of the owned facilities are subject to mortgage indebtedness.

ITEM 3. LEGAL PROCEEDINGS

In the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2005, the Company disclosed the filing of a lawsuit styled Andrew W. Dunn and Kenneth D. Rogers, Plaintiffs, vs. Texas State Bank, Texas Regional Bancshares, Inc., Joe Penland, Sr., and others, as Defendants (the Dunn Litigation). Mr. Penland is a director of the Company and Texas State Bank.

Mr. Penland subsequently filed a lawsuit styled Joe E. Penland, Sr., Plaintiff, vs. McDorman Motors, Ltd., David Teuscher, Darrell Richmond, John Taylor, S-T Partners, L.P., Jerry D. Clark, Clarkfam, Ltd., Vance B. Riley, Vance B. Riley Family Partnership, Ltd., McDorman Motors GP, L.L.C., Robert L. McDorman and Goodwill Trust, Defendants, pending as Cause No. D 176,061 in the 136th Judicial District Court of Jefferson County, Texas (the Penland Litigation). The Penland Litigation relates to the same businesses involved in the check kiting scheme that is the subject of the Dunn Litigation. The Company and the Bank were not named as original parties in the Penland litigation.

However, in December 2005, Mr. Teuscher, filed a counterclaim and third party petition in the Penland Litigation against the Company and Texas State Bank as the successor-in-interest to Community Bank & Trust, FSB. In his counterclaim and third party petition, Mr. Teuscher claims, among other things, that Community Bank & Trust, FSB, acting in concert with Mr. Penland, tortiously interfered with existing contracts, breached an agreement with Mr. Teuscher and breached fiduciary duties and duties of good faith and fair dealing owed to Mr. Teuscher. Mr. Teuscher also claims that the wrongful actions he asserts in the litigation constitute fraud, constructive fraud and/or fraudulent concealment, and negligence, gross negligence and negligent misrepresentation. Mr. Teuscher claims both actual and punitive damages of an unspecified amount. The Company’s management has notified its insurance carriers and intends to vigorously defend the lawsuit.

The Company and its subsidiaries are also routinely involved in other legal proceedings concerning matters arising from the conduct of the Company’s and its subsidiaries’ business activities, including the prior business activities of acquired companies. In the opinion of management, pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 1994, the Company’s Class A Voting Common Stock has traded on The Nasdaq Stock Market® under the symbol TRBS. The following table shows (i) high and low prices of the Common Stock as provided to the Company by The Nasdaq Stock Market® for transactions occurring on The Nasdaq Stock Market® during the past two years and (ii) the total number of shares involved in such transactions. The information presented has been restated to retroactively give effect to the three-for-two stock split effected as a 50% stock dividend declared and distributed in August 2004.

	Price Per Share		Cash Dividends	Volume
Quarter Ended	High	Low	Declared	Traded
March 31, 2004	$ 28.53	$ 24.15	$ 0.0833	10,147,517
June 30, 2004	31.33	27.09	0.0833	10,673,926
September 30, 2004	31.45	28.07	0.1000	9,875,446
December 31, 2004	36.19	30.38	0.1000	7,939,189
March 31, 2005	33.17	27.21	0.1000	22,931,285
June 30, 2005	32.43	26.92	0.1200	24,560,310
September 30, 2005	32.43	26.00	0.1200	15,803,635
December 31, 2005	30.41	26.00	0.1200	11,561,221

During the two years ended December 31, 2005, an aggregate of 169,875 shares purchased by the Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) are included in the foregoing table.

On December 31, 2005, there were 1,997 holders of record of the Company’s Class A Common Stock.

The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors. There can be no assurance as to future dividends because payment of dividends is dependent on future earnings, satisfaction of required capital requirements and financial conditions. The Company’s principal source of the funds to pay dividends on the Common Stock is dividends from the Bank. The payment of dividends by the Bank is subject to restrictions imposed by federal and state banking laws, regulations and authorities. At December 31, 2005, an aggregate of $68,406,000 was available for payment of dividends by the Bank to the Company under the applicable limitations without regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company and its subsidiaries for, and as of, each of the years in the five-year period ended December 31, 2005. This selected financial data has been derived from the consolidated financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein:

	At/For Years Ended December 31,
Selected Financial Data	2005	2004	2003	2002	2001
	(Amounts in Thousands, Except Per Share Data)
Income Statement Data
Interest Income	$ 355,327	$ 271,909	$ 208,777	$ 201,705	$ 183,302
Interest Expense	118,817	67,807	60,385	71,986	83,776
Net Interest Income	236,510	204,102	148,392	129,719	99,526
Provision for Loan Losses	26,071	20,583	13,155	12,331	8,667
Noninterest Income	84,647	73,095	50,255	40,003	29,213
Noninterest Expense	161,163	142,007	91,890	76,159	59,344
Income Before Income Tax Expense	133,923	114,607	93,602	81,232	60,728
Income Tax Expense	45,555	37,949	31,293	27,385	21,306
Net Income	$ 88,368	$ 76,658	$ 62,309	$ 53,847	$ 39,422
Adjusted Net Income(2)	$ 88,368	$ 76,658	$ 62,309	$ 53,847	$ 41,621
Per Common Share Data
Basic Net Income Per Share(1)	$ 1.78	$ 1.60	$ 1.41	$ 1.25	$ 0.99
Diluted Net Income Per Share(1)	1.77	1.59	1.40	1.24	0.98
Adjusted Basic Net Income Per Share(1)(2)	1.78	1.60	1.41	1.25	1.04
Adjusted Diluted Net Income Per Share(1)(2)	1.77	1.59	1.40	1.24	1.03
Book Value at End of Period(1)	12.92	11.99	9.54	8.64	6.60
Cash Dividends Declared(1)	0.460	0.367	0.320	0.271	0.242
Dividend Payout Ratio	25.85%	23.56%	22.79%	21.95%	24.61%
Weighted Average Shares Outstanding(1)
Basic	49,631	48,043	44,058	42,919	39,939
Diluted	49,885	48,355	44,548	43,323	40,227
Shares Outstanding at End of Period(1)	49,712	49,553	44,206	43,703	40,182
Balance Sheet Data
Total Assets	$ 6,588,319	$ 5,839,347	$ 4,217,936	$ 3,835,187	$ 2,590,812
Loans Held for Investment	4,109,615	3,750,519	2,519,694	2,267,530	1,710,001
Securities	1,840,780	1,530,713	1,386,224	1,196,079	655,635
Interest-Earning Assets	5,985,270	5,311,001	3,930,751	3,534,497	2,366,227
Deposits	5,393,331	4,760,840	3,516,435	3,132,191	2,235,877
Shareholders’ Equity	642,492	594,058	421,731	377,455	265,259
Average Balance Sheet Data
Total Assets	$ 6,203,210	$ 5,293,597	$ 4,044,918	$ 3,414,940	$ 2,489,149
Loans Held for Investment	3,908,620	3,304,499	2,374,353	2,094,256	1,627,901
Securities	1,704,147	1,490,140	1,297,218	1,003,137	636,257
Interest-Earning Assets	5,650,945	4,823,209	3,738,789	3,146,052	2,281,508
Deposits	5,129,315	4,415,777	3,364,405	2,850,216	2,166,106
Shareholders’ Equity	623,562	538,202	404,254	335,551	250,231
Performance Ratios
Return on Average Assets	1.42%	1.45%	1.54%	1.58%	1.58%
Return on Average Shareholders’ Equity	14.17	14.24	15.41	16.05	15.75
Net Interest Margin(3)	4.26	4.31	4.05	4.19	4.44
Efficiency Ratio	50.18	51.23	46.26	44.87	46.10

	At/For Years Ended December 31,
Selected Financial Data (Continued)	2005	2004	2003	2002	2001
	(Amounts in Thousands, Except Per Share Data)
Asset Quality Ratios
Nonperforming Assets to Loans Held for Investment and Repossessed Assets	1.47%	0.72%	0.82%	1.12%	1.27%
Net Loan Charge-Offs to Average Loans Held for Investment	0.58	0.47	0.43	0.48	0.43
Allowance for Loan Losses to Loans Held For Investment	1.22	1.20	1.24	1.24	1.23
Allowance for Loan Losses to Nonperforming Loans	95.57	227.97	308.58	189.97	149.99
Capital Ratios
Total Risk-Based Capital Ratio	11.97%	11.91%	13.94%	13.77%	13.54%
Tier 1 Risk-Based Capital Ratio	10.90	10.84	12.88	12.67	12.39
Leverage Capital Ratio	8.26	8.32	9.26	8.89	9.05
Equity to Assets Ratio	9.75	10.17	10.00	9.84	10.24

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

(3)       For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with U.S. generally accepted accounting principles (GAAP).

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

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes provided in Item 8, herein. It should be read in conjunction with those statements, as well as with the other information presented throughout the report. In addition to historical information, this discussion and other sections contained in this Annual Report include certain forward-looking statements regarding events and trends which may affect the Company’s future results. Such statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis.

ACQUISITIONS DURING THE LAST FIVE YEARS

The following table summarizes purchase acquisitions consummated by the Company during the past five years. In each, the Company acquired the entire ownership interest of the target company. The Company did not hold any ownership interest in any of the target companies as of the date of acquisition, with the exception of Corpus Christi Bancshares, Inc. which was 32% owned as of the date of acquisition. The table reflects the acquisition of the remaining 68% of Corpus Christi Bancshares, Inc. Each entity (including any subsidiary financial institution) was merged into a subsidiary of the Company and its results of operations have been included in the Company’s consolidated financial statements since the date of acquisition. Shares issued for the acquisitions have been adjusted to reflect stock splits and stock dividends effected during the periods.

		Banking				Purchase Consideration
Entity Acquired	Date Acquired	Centers	Assets	Loans	Deposits	Cash	Shares
			(Dollars in Millions)
Riverway Holdings, Inc	February 22, 2002	1	$681.1	$347.0	$504.6	$—	3,158,659
Riverway Bank
Houston, Texas
San Juan Bancshares, Inc.	November 18, 2002	2	49.9	23.0	44.7	—	247,492
Texas Country Bank
San Juan, Texas
Progreso, Texas
Corpus Christi Bancshares, Inc.	February 14, 2003	2	33.4	18.4	29.2	—	61,261
The First State Bank
Bishop, Texas
Corpus Christi, Texas
Southeast Texas Bancshares, Inc.	March 12, 2004	29	1,100.0	687.9	967.0	113.2	4,609,565
Community Bank & Trust, SSB
29 Banking Centers in Seven
Counties in East Texas
Valley Mortgage Company, Inc.	November 23, 2004	—	10.5	—	—	4.6	294,129
McAllen, Texas
Mercantile Bank & Trust, FSB	January 14, 2005	3	213.8	118.1	197.5	35.6	—
Dallas, Texas
Totals		37	$2,088.7	$1,194.4	$1,743.0	$153.4	8,371,106

ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are presented in conformity with GAAP. A summary of significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Many of these policies are straight-forward in their application. However, certain policies are critical because they require application of estimates, assumptions and judgments that materially affect the amounts reported and the Company’s financial condition. Policies most difficult to apply and requiring management’s most critical judgment relate to establishing the level of the Company’s allowance for loan losses and accounting for the carrying value of goodwill, intangibles and mortgage servicing rights. Methods and assumptions utilized in the context of developing and applying estimates, assumptions and judgments and calculating the allowance for loan losses and accounting for the carrying value of goodwill, intangibles and mortgage servicing rights include general economic conditions, historical experience and discount rates applied to future cash flows. The use of different assumptions and estimates or changes in management’s intentions could produce significantly different accounting results which could have material positive or negative effects on the Company’s financial condition and results of its operations. Management has reviewed its application of these critical accounting policies with the Audit Committee.

Allowance for Loan Losses.   The Company has established an allowance for loan losses through periodic provisions for loan losses charged to expense. The amount of the allowance is determined periodically by management after review of the loan portfolio and is management’s best estimate of probable losses which will be incurred in the loan portfolio. In establishing the level of the allowance, management considers historical portfolio losses, specific known risks, status of non-performing and impaired loans, delinquency levels, underlying values of collateral and economic conditions in each of its market areas. An example of the latter was management’s decision in the third quarter of 2005 to increase the amount of the allowance for loan losses to account for potential losses in the loan portfolio resulting from Hurricane Rita. While portions of the allowance may be allocated for specific loans or groups of loans, the entire allowance is available to absorb a loss on any one credit. Notwithstanding management’s careful review and analysis of the allowance for loan losses, actual future losses can and probably will vary from the allowance due to the imperfect nature of estimates and judgments, future performance of the loan portfolio, changes in economic conditions, increases in interest rates, and new regulations or interpretations thereof.

Valuation of goodwill, identifiable intangibles and mortgage servicing rights.   The Company periodically reviews the carrying values of its hard-to-value assets including goodwill, identifiable intangibles and mortgage servicing rights to determine if there has been an impairment of value. In accordance with GAAP, goodwill arising from the excess purchase price over the value of acquired net assets is not amortized. Management conducts an annual review of goodwill to determine if impairment has occurred. Identifiable intangibles are intangible assets recorded when the Company acquires another entity, such as core deposits, customer lists and non-compete agreements. Identifiable intangibles generally are amortized. Management also periodically reviews net identifiable intangibles for impairment. Mortgage servicing rights (MSR’s) relate to the estimated values of capitalized mortgage servicing. The market values of MSR’s are evaluated periodically for impairment based upon analysis of the underlying mortgage loans being serviced, stratified by interest rates and types (fixed or adjustable rate), which are analyzed by estimated servicing cost, estimated remaining lives, estimated prepayment speeds, prevailing interest rates, default rates and other factors. Impairments of value of MSR’s were recorded in 2003 and 2004. See “Goodwill—Critical Accounting Policy” and “Identifiable Intangibles, Net—Critical Accounting Policy” section of this Report and “Goodwill and Identifiable Intangibles” and “Loans Held for Sale and Mortgage Servicing” included in Note 1 of the Notes to Consolidated Financial Statements for further information regarding the Company’s goodwill, identifiable intangibles and mortgage servicing rights.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 became effective for loans or debt securities acquired in fiscal years beginning in 2005. The application of SOP 03-3 did not have a material impact on the Company’s consolidated financial statements.

APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments”. SAB 105 summarizes the view of the staff regarding the application of GAAP to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The application of SAB 105 did not have a material impact on the Company’s consolidated financial statements.

STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004) (Statement 123R), “Share-Based Payment”, a revision of Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R relates to accounting for the costs of stock-based awards issued to employees of the Company. This statement supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”. Statement 123R eliminates an entity’s ability to report employee stock options under the previously applicable methods prescribed by Opinion 25. Statement 123R requires entities to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the awards. See “Stock Option Plan” included in Note 1 of the Notes to Consolidated Financial Statements for the pro-forma effects of the application of Statement 123R to the Company’s net income as reported for 2003, 2004 and 2005. The Company utilizes stock-based compensation as an important component of the Company’s compensation program.

ACCOUNTING CHANGES AND ERROR CORRECTIONS

In May 2005, the FASB issued Statement No. 154 (Statement 154), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 is effective for accounting changes and corrections of errors made in 2006. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with Statement 154 should such change arise after the effective date.

PENDING ACCOUNTING PRONOUNCEMENTS

On August 11, 2005, the FASB released an exposure draft entitled “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140”, which proposes fair market value accounting for loan servicing rights. Servicing rights may thereafter be accounted for under two alternatives: (i) at fair market value with increases and decreases in fair market value being reflected in earnings, or (ii) under current accounting practices with periodic amortization charges to earnings over the estimated life of the servicing assets followed by adjustments to earnings reflecting periodic net changes in fair market value of the servicing rights. The period for comments on the draft has expired and the FASB has not yet issued a final statement indicating its adoption or an effective date, although adoption is expected to be mandatory no later than January 1, 2007. The Company has mortgage servicing rights that will be subject to this proposed new accounting rule but does not anticipate a material impact on the Company’s consolidated financial statements, when and if it is adopted.

On January 25, 2006, the FASB released an exposure draft entitled “The Fair Value Option for Financial Assets and Financial Liabilities” which proposes alternative accounting treatment for qualifying financial assets and liabilities (including hedging and derivative instruments) to be effective for fiscal periods beginning after December 15, 2006. The Company does not anticipate that the proposed rule will have a material impact on the Company’s consolidated financial statements.

ANALYSIS OF RESULTS OF OPERATIONS

NET INCOME

The Company reported a 15.3% increase in net income for 2005 as compared to 23.0% in 2004 and 15.7% in 2003. The relatively large increase in 2004 was the result of the addition of 29 banking centers and $687,884,000 in loans held for investment acquired in connection with the acquisition of Southeast Texas in March 2004 and the Valley Mortgage acquisition in November 2004. The Mercantile acquisition, which added three banking centers and $118,129,000 in loans held for investment, was consummated in January 2005. The Company achieved a 17.2% increase in average interest-earning assets in 2005 to $5,650,945,000 which contributed to the 15.9% increase in net interest income. Furthermore, the Company benefited from an aggregate $6,160,000 in special distributions received during 2005 as the Company’s share of the proceeds from the merger of PULSE EFT Association with Discover Financial Services, Inc., a business unit of Morgan Stanley.

Net income was $88,368,000, $76,658,000 and $62,309,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and diluted net income per share was $1.77, $1.59 and $1.40 for these same periods. Return on assets averaged 1.42%, 1.45% and 1.54% and return on shareholders’ equity averaged 14.17%, 14.24% and 15.41% for the years ended 2005, 2004 and 2003, respectively. The Company’s efficiency ratio was 50.18% in 2005, 51.23% in 2004 and 46.26% in 2003. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

NET INTEREST INCOME

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Comparing net interest income on a tax-equivalent basis is standard practice in the financial services industry. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. The net interest margin represents the ratio of tax-equivalent net interest income to average interest-earning assets.

Income and yield on interest-earning assets include amounts to convert tax-exempt income to a tax-equivalent basis, assuming a 35% effective tax rate for 2005, 2004 and 2003:

	Years Ended December 31,
	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
Tax-Equivalent Basis(1)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Assets
Interest-Earning Assets
Loans Held for Sale(2)	$ 23,876	$ 1,512	6.33%	$ 20,026	$ 976	4.87%	$ 38,851	$ 2,407	6.20%
Loans Held for Investment(2)
Commercial	1,215,204	85,907	7.07	1,118,283	66,457	5.94	801,638	49,122	6.13
Real Estate	2,526,008	192,274	7.61	2,020,187	140,981	6.98	1,443,196	102,903	7.13
Consumer	167,408	13,373	7.99	166,029	13,492	8.13	129,519	11,143	8.60
Total Loans Held for Investment	3,908,620	291,554	7.46	3,304,499	220,930	6.69	2,374,353	163,168	6.87
Securities
Taxable	1,545,508	57,909	3.75	1,361,095	46,971	3.45	1,207,813	40,619	3.36
Tax-Exempt	158,639	8,138	5.13	129,045	6,799	5.27	89,405	5,271	5.90
Total Securities	1,704,147	66,047	3.88	1,490,140	53,770	3.61	1,297,218	45,890	3.54
Interest-Bearing and Time Deposits	2,290	51	2.23	4,911	51	1.04	13,098	177	1.35
Federal Funds Sold	12,012	382	3.18	3,633	46	1.27	15,269	170	1.11
Total Interest-Earning Assets	5,650,945	$ 359,546	6.36%	4,823,209	$ 275,773	5.72%	3,738,789	$ 211,812	5.67%
Cash and Due from Banks	138,531			127,263			119,668
Premises and Equipment, Net	142,822			125,064			100,183
Other Assets	320,263			259,778			116,861
Allowance for Loan Losses	(49,351)			(41,717)			(30,583)
Total Assets	$ 6,203,210			$ 5,293,597			$ 4,044,918
Liabilities
Interest-Bearing Liabilities Savings	$ 214,966	$ 985	0.46%	$ 200,141	$ 822	0.41%	$ 146,985	$ 673	0.46%
Money Market Checking and Savings	1,624,669	29,241	1.80	1,279,630	11,208	0.88	895,764	8,532	0.95
Time Deposits	2,354,587	72,999	3.10	2,142,885	47,769	2.23	1,813,085	44,328	2.44
Total Savings and Time Deposits	4,194,222	103,225	2.46	3,622,656	59,799	1.65	2,855,834	53,533	1.87
Other Borrowed Money	418,540	15,592	3.73	310,764	8,008	2.58	246,256	6,852	2.78
Total Interest-Bearing Liabilities	4,612,762	$ 118,817	2.58%	3,933,420	$ 67,807	1.72%	3,102,090	$ 60,385	1.95%
Demand Deposits	935,093			793,121			508,571
Other Liabilities	31,793			28,854			30,003
Total Liabilities	5,579,648			4,755,395			3,640,664
Shareholders’ Equity	623,562			538,202			404,254
Total Liabilities and Shareholders’ Equity	$ 6,203,210			$ 5,293,597			$ 4,044,918
Net Interest Income(1)		$ 240,729			$ 207,966			$ 151,427
Tax-Equivalent Adjustment		4,219			3,864			3,035
Net Interest Income, As Reported		$ 236,510			$ 204,102			$ 148,392
Net Interest Margin			4.26%			4.31%			4.05%

Certain amounts in the prior periods’ presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

(1)                    For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

(2)                    Average balances of loans include nonaccrual loans and are presented net of unearned income and unamortized deferred fees and costs.

2005 Compared to 2004.   Net interest income, reported on a tax-equivalent basis, increased $32,763,000 or 15.8% to $240,729,000 in 2005 compared to $207,966,000 in 2004. The increase in tax-equivalent net interest income was largely due to growth in average interest-earning assets, which rose to $5,650,945,000 in 2005 compared to $4,823,209,000 in 2004. The increase was further affected by a 64 basis point increase in the yield on average interest-earning assets. Tax-equivalent interest income on loans held for investment increased by $70,624,000 or 32.0% in 2005 compared to 2004 primarily as a result of an 18.3% increase in average loans held for investment. The increase was further affected by a 77 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 4.34% in 2004 to 6.19% in 2005. Tax-equivalent interest income on securities increased to $66,047,000, an increase of $12,277,000 or 22.8% from 2004. The increase was principally related to a $214,007,000 or 14.4% increase in average securities to $1,704,147,000 for 2005. The increase in average securities from 2004 compared to 2005 resulted primarily from an increase in average mortgage-backed securities of $196,134,000 or 42.7%. The increase was further affected by a 27 basis point increase in the yield on average securities in 2005 compared to 2004.

Interest expense on interest-bearing deposits increased by $43,426,000 or 72.6% to $103,225,000 in 2005 compared to 2004. The increase was affected by an 81 basis point increase in the yield on average interest-bearing deposits resulting primarily from higher rates paid on deposits due to increases in market rates since July 2004. Average interest-bearing deposits increased by $571,566,000 or 15.8% to $4,194,222,000 for 2005 compared to 2004. The increase in average interest-bearing deposits of 15.8% was primarily attributable to an internal growth rate of 7.2% for 2005. Interest expense on other borrowed money increased to $15,592,000 for 2005 compared to $8,008,000 for 2004. The increase was primarily attributable to a $107,776,000 or 34.7% increase in average other borrowed money to $418,540,000 during 2005 compared to $310,764,000 during 2004 resulting primarily from a $99,881,000 increase in the average balance of Federal Home Loan Bank advances. In addition, the cost of other borrowed money increased by 115 basis points primarily due to an increase of 172 and 137 basis points in the cost of Federal Home Loan Bank advances and junior subordinated debentures, respectively, resulting from increasing interest rates.

The Company’s net interest margin was 4.26% in 2005. Higher rates on interest-bearing liabilities resulting from competition for deposits within the Company’s market areas and the Company’s mix of interest-earning assets pressured the net interest margin causing a modest five basis point decline compared to 2004.

2004 Compared to 2003.   Tax-equivalent net interest income increased $56,539,000 or 37.3% to $207,966,000 in 2004 compared to $151,427,000 in 2003. The increase in tax-equivalent net interest income was largely due to growth in average interest-earning assets, which rose to $4,823,209,000 in 2004 compared to $3,738,789,000 in 2003. The increase was further affected by a five basis point increase in the yield on average interest-earning assets, as well as a 23 basis point decrease in the rate paid on interest-bearing liabilities. Tax-equivalent interest income on loans held for investment increased by 35.4% in 2004 compared to 2003 primarily as a result of a 39.2% increase in average loans held for investment. Although the average prime rate increased from 4.12% in 2003 to 4.34% in 2004, the yield in average loans held for investment decreased by 18 basis points as a result of lower yields earned on loans obtained with the Southeast Texas acquisition. Tax-equivalent interest income on securities increased to $53,770,000, an increase of $7,880,000 or 17.2% from 2003. The increase was principally related to a 14.9% increase in average securities to $1,490,140,000 for 2004. The increase in the yield on average securities from 2003 compared to 2004 resulted from a decrease in average unrealized gains on securities available for sale from $27,430,000 in 2003 to $6,297,000 in 2004.

Although average interest-bearing deposits increased by 26.9% in 2004 compared to 2003, interest expense on deposits increased by only 11.7% as a result of a 22 basis point decrease in the average rate paid on interest-bearing deposits. Although rates paid on deposits slowly increased during 2004, the higher interest rates paid on deposits during the first six months of 2003 resulted in a higher average rate for that year. In addition, the change in the deposit mix contributed to a reduction in the average rate paid since 63.5% of average interest-bearing deposits in 2003 were invested in time deposits compared to only 59.2% in 2004. The decrease in the average rate paid on other borrowed money by 20 basis points was primarily attributable to the December 2003 repayment of a $15,000,000 repurchase agreement with a major brokerage firm that had a fixed interest rate of 5.815%. The net interest margin increased to 4.31% in 2004 compared to 4.05% in 2003.

Interest on Impaired Loans.   Net interest income and the yield on average interest-earning assets were reduced by interest foregone on impaired loans. If interest on those loans had been accrued at the original contractual rates, additional interest income would have totaled $4,190,000, $1,557,000 and $1,298,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The amount of interest income on impaired loans included in net income for cash payments received was $665,000 in 2005, $115,000 in 2004 and $258,000 in 2003.

Effect on Rate and Volume.   The following table presents the effects of changes in volume, rate and rate/volume on interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities. Nonaccrual loans are included in assets, thereby reducing yields (see Nonperforming Assets). The allocation of the rate/volume variance has been made pro-rata on the percentage that volume and rate variances produce in each category. An analysis of changes in net interest income follows:

	Increase (Decrease)
	Year Ended December 31, 2005 Compared to 2004				Year Ended December 31, 2004 Compared to 2003
	Net	Due to Change in		Rate/	Net	Due to Change In		Rate/
Tax-Equivalent Basis(1)	Change	Volume	Rate	Volume	Change	Volume	Rate	Volume
	(Dollars in Thousands)
Interest Income
Loans Held for Sale	$ 536	$ 188	$ 292	$ 56	$ (1,431)	$ (1,166)	$ (514)	$ 249
Loans Held for Investment	70,624	40,390	25,561	4,673	57,762	63,921	(4,425)	(1,734)
Securities
Taxable	10,938	6,364	4,028	546	6,352	5,155	1,062	135
Tax-Exempt	1,339	1,559	(179)	(41)	1,528	2,337	(561)	(248)
Interest-Bearing and Time Deposits	—	(27)	58	(31)	(126)	(111)	(41)	26
Federal Funds Sold	336	106	70	160	(124)	(130)	23	(17)
Total Interest Income	83,773	48,580	29,830	5,363	63,961	70,006	(4,456)	(1,589)
Interest Expense
Deposits	43,426	9,435	29,359	4,632	6,266	14,374	(6,392)	(1,716)
Other Borrowed Money	7,584	2,777	3,569	1,238	1,156	1,795	(506)	(133)
Total Interest Expense	51,010	12,212	32,928	5,870	7,422	16,169	(6,898)	(1,849)
Net Interest Income Before Allocation of Rate/Volume	32,763	36,368	(3,098)	(507)	56,539	53,837	2,442	260
Allocation of Rate/Volume	—	1,735	(2,242)	507	—	(198)	458	(260)
Changes in Net Interest Income	$ 32,763	$ 38,103	$ (5,340)	$ —	$ 56,539	$ 53,639	$ 2,900	$ —

(1)                    For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

PROVISION FOR LOAN LOSSES—CRITICAL ACCOUNTING POLICY

The Company recorded a provision for loan losses of $26,071,000 for 2005 compared to $20,583,000 for 2004 and $13,155,000 for 2003. The increase in the provision for loan losses is primarily a result of loan growth, management’s assessment of current regional economic conditions and probable losses in the portfolio. Internal growth of loans held for investment was $240,967,000 or 6.4% for 2005. In addition, the provision for loan losses for 2005 included a $2,500,000 provision for borrowers affected by Hurricane Rita. This additional provision is not allocated to any specific loan or borrower, but was determined in part based upon the total loans made to borrowers in the affected areas or secured by properties located in the affected areas. During 2005, the Company recorded charge-offs of $898,000 against this allowance. The Company continues to evaluate loans in the areas impacted by the hurricane. Consistent with the Company’s loan policies, as additional information is received and evaluated, the Company will continue to analyze the allowance for loan losses. While management is not presently aware of any additional loan losses, management will consider the amount of additional provision for loan losses, if any, that may be needed to properly account for additional losses, if any, sustained by the Company as a result of the hurricane.

Net charge-offs totaled $22,592,000 and $15,588,000 for 2005 and 2004, respectively, and increased to 0.58% of average loans held for investment in 2005 compared to 0.47% of average loans held for investment in 2004. The increase in net charge-offs in 2005 is primarily attributable to $6,600,000 charged off on two loan relationships. Net charge-offs were $10,265,000 or 0.43% of average loans held for investment in 2003.

Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate based on estimated probable losses in the loan portfolio. Management bases its decision on many factors which include historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, specific provisions for individual nonperforming loans, regulatory policies, GAAP and general economic conditions, particularly as they relate to the Company’s lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the “Allowance for Loan Losses-Critical Accounting Policy” section of this Report.

NONINTEREST INCOME

Noninterest income totaled $84,647,000 for 2005 compared to $73,095,000 for 2004 and $50,255,000 for 2003. Excluding net realized gains on sales of securities available for sale and the aggregate $6,160,000 in special distributions received during 2005 as the Company’s share of the proceeds from the merger of PULSE EFT Association with Discover Financial Services, noninterest income increased $10,449,000 or 15.5% in 2005 compared to 2004 and $27,825,000 or 70.6% in 2004 compared to 2003. The noninterest income growth in 2005 resulted primarily from an increase in mortgage banking revenues, other service charges and trust fees.

Total service charges were $48,261,000 for 2005 compared to $47,220,000 for 2004 and $30,876,000 for 2003. The increase in total service charges in 2005 by $1,041,000 or 2.2% compared to 2004 was primarily due to a $1,420,000 increase in merchant credit and debit card income. The increase was partially offset by an $876,000 or 2.3% decrease in service charges on deposit accounts. Non-sufficient and return item charges, which comprise 66.0% of service charges on deposit accounts in 2005, decreased $1,368,000 or 5.2% primarily due to a decrease in the number of non-sufficient and return items processed during the fourth quarter of 2005 in the East Texas region following Hurricane Rita in September 2005. This corresponds to an increase in the average deposit balances in the East Texas region since September 2005. The increase in total service charges during 2004 by $16,344,000 or 52.9% compared to 2003 was primarily due to an increase in average demand deposits of 56.0% for the year ended December 31, 2004 compared to the comparable prior year period, attributable primarily to the Southeast Texas acquisition in March 2004. Non-sufficient and return item charges, which comprise 68.0% of service charges on deposit accounts in 2004, increased by $9,455,000 or 56.4% for 2004 compared to 2003. The increase in non-sufficient and return item charges resulted from deposit growth, as well as an increase in the non-sufficient fund item charges implemented by the Company in July 2003 from $25 per item to $30 per item.

Insurance commissions, fees and premiums, net were $3,803,000 for 2005 compared to $3,805,000 for 2004 and $279,000 for 2003. Insurance commissions, fees and premiums, net during 2005 remained comparable to 2004 decreasing by $2,000. Although 2005 includes a full twelve month period related to the Southeast Texas acquisition, as compared to only 9½ months during 2004, the additional revenues from the extra months were offset by the effects of Hurricane Rita. The increase in insurance commissions, fees and premiums, net of $3,526,000 for 2004 compared to 2003 is attributable to income generated by the title insurance and general lines insurance agencies acquired with the Southeast Texas acquisition in March 2004. The principal component of insurance commissions, fees and premiums, net prior to the Southeast Texas transaction was insurance commissions and fees received from the sale of credit life insurance. Prior to the Southeast Texas acquisition, the Company did not have significant insurance business.

Trust fees were $7,504,000 for 2005 compared to $5,688,000 for 2004 and $2,870,000 for 2003. The increase in trust fees during 2005 by $1,816,000 or 31.9% is reflective of the increase in the average fair value of trust accounts, which increased by 42.1% from $1,185,068,000 during the year ended December 31, 2004 to $1,684,511,000 for the year ended December 31, 2005. The increase in the average fair value of trust accounts is primarily due to the addition of $623,267,000 in trust assets with the Southeast Texas acquisition in March 2004 and additional trust business developed during 2005. The fair market value of assets managed was $1,864,145,000 at December 31, 2005 compared to $1,466,841,000 at December 31, 2004. Trust fees increased by $2,818,000 or 98.2% in 2004 compared to 2003 primarily due to an increase in the average fair market value of trust accounts managed by 148.7%. The increase in the average fair value of trust accounts is primarily due to the Southeast Texas acquisition and additional trust business developed in the East Texas market areas. The fair market value of assets managed at December 31, 2003 was $495,593,000. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

Mortgage banking revenues were $6,193,000 for 2005 compared to $666,000 for 2004 and $1,599,000 for 2003. The increase in mortgage banking revenues of $5,527,000 during 2005 was primarily due to an increase of $4,604,000 in gains on sales of loans held for sale and gains on sales of mortgage servicing rights. The decrease in mortgage banking revenues of $933,000 for 2004 compared to 2003 resulted primarily from a $1,182,000 decrease in gains on sales of loans held for sale attributable to a change in the nature of mortgage banking activities acquired in the Riverway transaction, in that, the Bank reduced the level of loans acquired for resale for 2004. Mortgage banking revenues include origination fees, gains on sales of loans held for sale, gains on sales of mortgage servicing rights and other fees associated with mortgage banking.

Net realized gains on sales of securities available for sale were $798,000 for 2005 compared to $5,855,000 for 2004 and $10,840,000 for 2003. During 2004, the Company sold various callable securities with unrealized gains before their anticipated call dates. During 2005, opportunities to recognize unrealized gains in the investment portfolio decreased as gross unrealized gains in the available for sale portfolio decreased from $7,476,000 at December 31, 2004 to $2,280,000 at December 31, 2005. Net realized gains on sales of securities available for sale decreased $4,985,000 during 2004 compared to 2003 since opportunities to recognize unrealized gains in the investment portfolio during 2004 decreased as gross unrealized gains in the available for sale portfolio decreased from $20,900,000 at December 31, 2003 to $7,476,000 at December 31, 2004.

Data processing service fees of $9,153,000 for 2005 increased $622,000 or 7.3% compared to $8,531,000 for 2004. Data processing service fees increased during 2005 primarily due to an increase in account volumes from existing data processing clients. In addition, during 2005 the Company collected a nonrecurring $332,000 termination fee received from a data processing service client who terminated services during the year. Data processing service fees increased by $1,238,000 or 17.0% in 2004 compared to $7,293,000 in 2003 primarily due to an increase in the volume of transactions for four data processing clients. The data processing contracts stipulate an increase in monthly fees based on volume levels. The number of data processing clients as of December 31, 2005, 2004 and 2003 was 25, 27 and 26, respectively.

Loan servicing loss, net, which includes amortization of the MSR asset, decreased $916,000 to $410,000 for 2005 compared to $1,326,000 for 2004. The decrease in 2005 compared to 2004 resulted primarily from a $325,000 increase in loan servicing income, as well as a $590,000 decrease in MSR amortization attributable to a slowdown in prepayments due to rising interest rates. Loan servicing loss, net decreased $3,504,000 to $1,326,000 in 2004 compared to $4,830,000 for 2003. The decrease in 2004 compared to 2003 resulted primarily from a $4,067,000 decrease in MSR amortization resulting from a reduction in mortgage prepayments experienced during 2004 compared to 2003 as a result of rising interest rates. MSR amortization expense relating to mortgage loan prepayments totaled $1,188,000, $907,000 and $1,580,000 for 2005, 2004 and 2003, respectively. The carrying value of mortgage servicing rights was $8,187,000, $10,111,000 and $10,401,000 at December 31, 2005, 2004 and 2003, respectively.

Other noninterest income of $9,345,000 for 2005 increased by $6,689,000 compared to $2,656,000 for 2004. The increase was primarily due to an aggregate $6,160,000 in special distributions received during 2005 as the Company’s share of the proceeds from the merger of PULSE EFT with Discover Financial Services. Other noninterest income of $2,656,000 for 2004 increased by $1,328,000 compared to $1,328,000 reported for 2003. The increase in 2004 compared to 2003 resulted primarily from a $490,000 increase in miscellaneous income, as well as a $311,000 increase in gains on sales of other assets. In addition, income from a check printing company, resulting from deposit growth, increased by $262,000.

NONINTEREST EXPENSE

A detailed summary of noninterest expense during the last three years follows:

(Dollars in Thousands)	2005	2004	2003
Salaries and Wages	$65,916	$57,051	$35,260
Employee Benefits	19,521	17,053	12,322
Total Salaries and Employee Benefits	85,437	74,104	47,582
Net Occupancy Expense	14,077	11,591	6,848
Equipment Expense	13,887	12,852	8,837
Other Real Estate Expense, Net
Rental Income	(56)	(703)	(535)
(Gain) Loss on Sale	168	(506)	(21)
Operating Expenses	865	1,404	1,200
Write-Downs	144	242	90
Total Other Real Estate Expense, Net	1,121	437	734
Amortization of Identifiable Intangibles	6,604	6,178	3,370
Other Noninterest Expense, Net
Advertising and Public Relations	5,620	5,737	3,755
Data Processing and Check Clearing	7,710	6,592	3,470
Director Fees	728	766	523
Franchise Tax	447	324	254
Insurance	720	717	559
FDIC Insurance	677	673	517
Legal	1,613	1,575	1,764
Professional Fees	4,515	3,133	2,909
Postage, Delivery and Freight	2,788	2,754	1,695
Printing, Stationery and Supplies	3,601	3,770	2,345
Software Amortization	2,604	2,422	1,673
Telephone	1,813	1,657	948
Other Losses	1,618	1,558	829
Miscellaneous Expense	5,583	5,167	3,278
Total Other Noninterest Expense, Net	40,037	36,845	24,519
Total Noninterest Expense	$161,163	$142,007	$91,890

Noninterest expense of $161,163,000 for 2005 increased $19,156,000 or 13.5% compared to $142,007,000 for 2004. Noninterest expense for 2004 increased $50,117,000 or 54.5% compared to $91,890,000 for 2003. The increase in 2005 resulted from growth in banking operations. Noninterest expense related to the banking operations from Southeast Texas are included for a full twelve month period in 2005, as compared to only 9½ months during 2004. Noninterest expense for 2005 also reflects an entire year of expenses associated with the Valley Mortgage business acquired in November 2004 and expenses attributable to the Dallas banking operations acquired with the acquisition of Mercantile in January 2005. The efficiency ratio of expense to total revenue was 50.18% for 2005 compared to 51.23% for 2004 and 46.26% for 2003. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, were $85,437,000 in 2005, $74,104,000 in 2004 and $47,582,000 in 2003. The increase in 2005 over 2004 by $11,333,000 or 15.3% is attributable to growth including the effect of acquisitions during 2004 and 2005, as well as the increase in salaries and employee benefits associated with the three additional banking centers opened during 2005.

The number of average full-time equivalent employees increased by 13.0% in 2005 from 2004. The increase in 2004 over 2003 of $26,522,000 or 55.7% is attributable to the higher levels of staff, including staff acquired as a result of the Southeast Texas and Valley Mortgage acquisitions and also reflects higher base salaries and increases in other compensation. In addition, the Company expanded its medical benefits for eligible part-time employees in February 2004. Salaries and employee benefits was 1.38% of average assets in 2005 compared to 1.40% in 2004 and 1.18% in 2003.

Net occupancy expense of $14,077,000 for 2005 increased $2,486,000 or 21.4% compared to $11,591,000 for 2004. The increase corresponds generally with growth in business volumes during the twelve months ended December 31, 2005, including business volumes attributable to the acquisition of Mercantile and its three banking centers during January 2005 and increases from a new Weslaco banking center opened during February 2005, a new Dallas banking center opened in October 2005 and a new Houston banking center opened in November 2005. In addition, net occupancy expense for 2005 includes a full twelve months of expenses associated with the 29 banking centers acquired in the Southeast Texas acquisition in March 2004. Net occupancy expense of $11,591,000 for 2004 increased $4,743,000 or 69.3% compared to $6,848,000 for 2003. The increase in 2004 was primarily attributable to an increase in the number of banking centers, including the banking centers acquired in the Southeast Texas acquisition.

Equipment expense of $13,887,000 for 2005 increased $1,035,000 or 8.1% compared to $12,852,000 for 2004. The increase in 2005 compared to 2004 was primarily the result of expenses related to equipment located in the acquired and new banking centers. The majority of the increase in equipment expense during 2005 resulted from increases in depreciation expense on furniture, fixtures and equipment and increases in furniture and equipment rental expense. Depreciation expense on furniture, fixtures and equipment increased $796,000 or 13.4% resulting primarily from a 5.5% increase in the average balance of the related asset accounts. In addition, furniture and equipment rental expense increased $246,000 or 63.6% in 2005 compared to 2004. During 2004, equipment expense increased $4,015,000 or 45.4% compared to $8,837,000 for 2003. The increase in 2004 compared to 2003 was primarily the result of expenses related to equipment located in the acquired Southeast Texas banking centers and new banking centers. The majority of the increase in equipment expense during 2004 resulted from increases in depreciation expense on furniture, fixtures and equipment and equipment service contract expense. Depreciation expense on furniture, fixtures and equipment increased $1,654,000 or 38.6% resulting primarily from a 30.8% increase in the average balance of the related asset accounts. In addition, equipment service contract expense increased $1,304,000 or 50.9% in 2004 compared to 2003.

Other real estate expense, net, includes rental income from foreclosed properties, gain or loss on sale of other real estate properties, operating expenses and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate expense, net was $1,121,000 for 2005, increasing by $684,000 compared to $437,000 for 2004. The increase resulted primarily from a decrease of $674,000 in net gains recognized on the sale of other real estate properties. Other real estate expense, net was $437,000 in 2004, decreasing by $297,000 or 40.5% compared to $734,000 for 2003. The decrease resulted primarily from a $485,000 increase in net gains recognized on the sale of other real estate properties. This increase was partially offset by a $204,000 increase in operating expenses during 2004 compared to 2003. Management is actively seeking buyers for all other real estate.

Amortization of identifiable intangibles of $6,604,000 for 2005 increased $426,000 or 6.9% compared to $6,178,000 for 2004. The increase is primarily the result of a full year of amortization of intangibles relating to the Southeast Texas acquisition of $2,645,000 compared to $2,367,000 recognized in 2004. Amortization of identifiable intangibles of $6,178,000 for 2004 increased $2,808,000 or 83.3% compared to $3,370,000 for 2003. The increase is primarily the result of amortization totaling $2,367,000 on intangibles added with the Southeast Texas acquisition.

Other noninterest expense of $40,037,000 for 2005 increased by $3,192,000 or 8.7% compared to $36,845,000 for 2004. The increase during 2005 compared to 2004 resulted primarily from a $1,118,000 or 17.0% increase in data processing and check clearing expense from $6,592,000 for 2004 to $7,710,000 for 2005 largely due to communication network enhancements and volume related debit and credit card costs. In addition, professional fees increased $1,382,000 or 44.1% from $3,133,000 for 2004 to $4,515,000 for 2005 primarily due to increased professional services incurred for compliance and regulatory initiatives combined with professional services incurred for an efficiency analysis. During 2004, other noninterest expense increased by $12,326,000 or 50.3% compared to $24,519,000 for 2003. The increase for 2004 compared to 2003 was primarily attributable to an increased volume of business conducted by the Company, primarily due to the 2004 and 2003 acquisitions.

INCOME TAX EXPENSE

The Company recorded income tax expense of $45,555,000 for 2005 compared to $37,949,000 for 2004 and $31,293,000 for 2003. The changes in income tax expense are due primarily to changes in the level of pretax income. The Company’s effective tax rate for 2005 was 34.0% compared to 33.1% for 2004 and 33.4% for 2003. The increase in the effective tax rate in 2005 compared to 2004 resulted from an increase in state income taxes, as well as a decrease in the percentage of tax-exempt interest to pretax income from 5.4% in 2004 to 4.8% in 2005.

ANALYSIS OF FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service areas. It also acts as a correspondent to a number of banks in its service areas, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $180,214,000 at December 31, 2005, an increase of $33,907,000 or 23.2% compared to $146,307,000 in cash and cash equivalents at December 31, 2004.

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

At December 31, 2005 and December 31, 2004, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to hedge interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table displays the carrying amount (fair value) of securities available for sale:

	December 31,
Securities Available for Sale	2005	2004	2003
	(Dollars in Thousands)
U.S. Treasury	$5,201	$6,045	$6,220
U.S. Government Agency	845,370	785,843	892,505
Mortgage-Backed	761,102	545,310	345,876
States and Political Subdivisions	185,383	151,457	110,089
Other	43,724	41,848	31,124
Total	$1,840,780	$1,530,503	$1,385,814

The following table presents the maturities, amortized cost, estimated fair value and weighted average yields of securities available for sale at December 31, 2005. Mortgage-backed securities were allocated based on weighted average life.

	Amortized Cost Maturing
		After One	After Five			Estimated
	One Year	Through	Through	After	Amortized	Fair
Securities Available for Sale	or Less	Five Years	Ten Years	Ten Years	Cost	Value
	(Dollars in Thousands)
U.S. Treasury	$200	$5,123	$—	$—	$5,323	$5,201
U.S. Government Agency	200,376	662,567	—	—	862,943	845,370
Mortgage-Backed	989	745,049	32,592	—	778,630	761,102
States and Political Subdivisions	16,559	55,478	50,341	62,859	185,237	185,383
Other	832	350	5,044	37,495	43,721	43,724
Total	$218,956	$1,468,567	$87,977	$100,354	$1,875,854	$1,840,780
Weighted Average Yields
(Tax-Equivalent Basis)
U.S. Treasury	2.26%	2.53%	—%	—%	2.52%
U.S. Government Agency	2.72	3.66	—	—	3.44
Mortgage-Backed	5.86	4.23	4.70	—	4.25
States and Political Subdivisions	3.94	4.05	5.86	5.91	5.16
Other	4.20	5.65	7.63	3.58	4.08
Total	2.83%	3.96%	5.53%	5.04%	3.96%

Net unrealized holding losses on securities available for sale, net of tax, of $22,563,000 and $2,212,000 at December 31, 2005 and December 31, 2004, respectively, were reported as accumulated other comprehensive loss, net of tax, in shareholders’ equity. The increases in net unrealized holding losses resulted from the general rise in interest rates which affected the fair market value of securities available for sale. The Company has both the ability and intent to hold these securities for the time period necessary to recover the costs.

The following table displays the carrying amount (amortized cost) of securities held to maturity:

	December 31,
Securities Held to Maturity	2005	2004	2003
	(Dollars in Thousands)
States and Political Subdivisions	$—	$210	$410
Total	$—	$210	$410

The investments in states and political subdivisions, all of which are included in the available for sale category as of December 31, 2005, are investments in entities within the State of Texas. No single issuer, other than U.S. Goverment Agency securities, exceeded 10.0% of total shareholders’ equity at December 31, 2005. Of the obligations of states and political subdivisions held by the Company at December 31, 2005, 74.4% were rated A or better by Moody’s Investor Services, Inc. and 30.9% of the non-rated issues or $14,369,000 are local issues purchased in private placement transactions.

LOANS HELD FOR SALE

Loans held for sale of $34,490,000 at December 31, 2005 increased $5,508,000 or 19.0% compared to the December 31, 2004 balance of $28,982,000. The increase during 2005 resulted primarily from an increase in the volume of mortgage business.

The majority of the Company’s loans are loans held for investment except for certain mortgage loans originated and intended for sale in the secondary market. Loans held for sale represent 0.83% of total loans at December 31, 2005.

LOANS HELD FOR INVESTMENT

The Company manages its credit risk by establishing and implementing strategies and guidelines appropriate to the risk characteristics of borrowers, industries and geographic locations. Diversification of risk within each of these areas is a primary objective. Management continually refines the Company’s credit policies and procedures to address the risks in the current and prospective environment and to reflect management’s current strategic focus. The credit process is controlled with continuous credit review and analysis, and review by internal auditors, external auditors and regulatory authorities. The Company’s loans are diversified by borrower and industry group. The Company does not maintain any single loan relationship that it considers material to the overall portfolio.

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

Management of the Company believes that the Company has benefited from increased loan demand due to passage of the North American Free Trade Agreement (NAFTA) and the strong population growth in the Rio Grande Valley. The effects of NAFTA have also increased cross-border trade and industrial development including activity at twin manufacturing plants located on each side of the border (referred to as maquiladoras), which benefit the Rio Grande Valley economy. Management believes that NAFTA will continue to have a positive impact on the Company’s growth and earnings prospects.

International loans are loans to borrowers that are domiciled in a country other than the United States of America. The Company’s total international loans at December 31, 2005 were $54,215,000 or 1.32% of total loans held for investment.

Total loans held for investment of $4,109,615,000 at December 31, 2005 increased $359,096,000 or 9.6% compared to December 31, 2004 levels of $3,750,519,000. Loans held for investment increased $1,230,825,000 or 48.8% during 2004 compared to $2,519,694,000 at December 31, 2003. The increase in total loans held for investment during 2005 is primarily attributable to an increased volume of business conducted by the Company and reflects growth in commercial and real estate loans. The Mercantile acquisition accounted for $118,129,000 of the increase in 2005. Internal loan growth during 2005 amounted to $240,967,000, an increase of 6.4% since December 31, 2004.

The following table presents loans held for investment at the end of each of the last five years:

	December 31,
Loans Held for Investment	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Commercial	$1,196,762	$1,098,028	$750,687	$667,470	$539,988
Commercial Tax-Exempt	50,579	49,622	56,717	29,474	13,832
Total Commercial	1,247,341	1,147,650	807,404	696,944	553,820
Agricultural	67,037	78,761	62,319	63,522	57,995
Real Estate
Construction	943,782	768,497	309,994	238,763	151,911
Commercial Mortgage	1,260,618	1,199,600	993,662	848,993	621,701
Agricultural Mortgage	111,290	100,628	54,591	57,985	49,883
1-4 Family Mortgage	318,384	286,809	177,606	221,090	162,341
Total Real Estate	2,634,074	2,355,534	1,535,853	1,366,831	985,836
Consumer	163,724	172,571	116,598	139,432	112,763
Total Principal Amount of Loans Held for Investment	4,112,176	3,754,516	2,522,174	2,266,729	1,710,414
Less: Unearned Income and Net Unamortized Fees and Costs	(2,561)	(3,997)	(2,480)	801	(413)
Total Loans Held for Investment	$4,109,615	$3,750,519	$2,519,694	$2,267,530	$1,710,001

The contractual maturity schedule of the principal amount of loans held for investment at December 31, 2005 follows:

	One	After One Year	After
	Year	Through	Five
Loans Held for Investment Maturity Schedule	or Less	Five Years	Years	Total
	(Dollars in Thousands)
Commercial	$ 644,486	$ 418,956	$ 133,320	$ 1,196,762
Commercial Tax-Exempt	39,958	2,316	8,305	50,579
Total Commercial	684,444	421,272	141,625	1,247,341
Agricultural	55,756	9,171	2,110	67,037
Real Estate
Construction	526,978	383,069	33,735	943,782
Commercial Mortgage	225,465	758,438	276,715	1,260,618
Agricultural Mortgage	42,231	58,066	10,993	111,290
1-4 Family Mortgage	29,216	132,717	156,451	318,384
Total Real Estate	823,890	1,332,290	477,894	2,634,074
Consumer	61,945	89,605	12,174	163,724
Total Principal Amount of Loans Held for Investment	$ 1,626,035	$ 1,852,338	$ 633,803	$ 4,112,176
Variable-Rate Loans	$ 1,127,729	$ 1,194,095	$ 483,703	$ 2,805,527
Fixed-Rate Loans	498,306	658,243	150,100	1,306,649
Total Principal Amount of Loans Held for Investment	$ 1,626,035	$ 1,852,338	$ 633,803	$ 4,112,176

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

Nonperforming assets consist of nonperforming (impaired) loans and other assets, primarily real estate, acquired in partial or full satisfaction of loan obligations. Nonperforming loans include loans that are on nonaccrual status or that have been restructured. The Company’s policy generally is to place a loan on nonaccrual status when payment of principal or interest is contractually past due 90 days, or earlier when concern exists as to the ultimate collection of principal and interest. At the time a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income unless the collateral provides more than adequate coverage to ensure collection of that interest. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower’s financial condition. The Company’s classification of nonperforming loans includes those loans for which management believes collection is doubtful. Management is not aware of any specific borrower relationships that are not reported as nonperforming where management has serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which would cause nonperforming assets to increase materially.

Nonperforming assets of $60,373,000 at December 31, 2005 increased $33,225,000 or 122.4% compared to December 31, 2004 levels of $27,148,000. Nonperforming assets increased as a percentage of total assets from 0.46% at December 31, 2004 to 0.92% at December 31, 2005. During 2004, nonperforming assets increased $6,479,000 or 31.3% compared with December 31, 2003 levels of $20,669,000.

Nonaccrual loans of $50,218,000 at December 31, 2005 increased $30,468,000 or 154.3% compared to December 31, 2004 levels of $19,750,000. The increase was primarily the result of the addition of three loan relationships totaling $31,754,000. Nonaccrual loans of $19,750,000 at December 31, 2004 increased $9,628,000 or 95.1% compared to December 31, 2003 levels of $10,122,000. The increase was primarily the result of the addition of 12 loan relationships totaling $12,340,000. The increase was partially offset by a total of $2,730,000 paid off from one loan relationship as of December 31, 2004. During 2005, the Company reduced the interest rates on one real estate loan and one commercial loan and identified them as troubled debt restructured loans. The Company had $2,127,000 in restructured loans at December 31, 2005.

Foreclosed and other assets of $8,028,000 at December 31, 2005 increased $630,000 or 8.5% compared to December 31, 2004 levels of $7,398,000. The increase in foreclosed and other assets during 2005 was primarily attributable to the addition of a property totaling $2,900,000, partially offset by the sale of four properties totaling $2,201,000. Management actively seeks buyers for all foreclosed and other assets. During 2005 and 2004, the proceeds received from the sale of foreclosed real estate were $11,152,000 and $11,333,000, respectively. See “Noninterest Expense” above for recap of noninterest expense related to Other Real Estate.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at December 31, 2005, 2004 and 2003 that are not classified as nonaccrual totaled $11,781,000, $19,684,000 and $8,886,000, respectively. The decrease in accruing loans past due 90 days or more at December 31, 2005 compared to December 31, 2004 of $7,903,000 was primarily a result of a $7,211,000 loan relationship, a portion of which was paid off and the remainder of which is current and another relationship totaling $3,235,000 that was transferred to foreclosed and other assets. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of loans held for investment and foreclosed and other assets at December 31, 2005 increased to 1.75% from 1.25% at December 31, 2004.

An analysis of the components of nonperforming assets for each of the last five years follows:

	December 31,
Nonperforming Assets	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Nonaccrual Loans	$ 50,218	$ 19,750	$ 10,122	$ 14,800	$ 14,034
Restructured Loans	2,127	—	—	—	—
Nonperforming Loans	52,345	19,750	10,122	14,800	14,034
Foreclosed and Other Assets	8,028	7,398	10,547	10,610	7,796
Total Nonperforming Assets	60,373	27,148	20,669	25,410	21,830
Accruing Loans 90 Days or More Past Due	11,781	19,684	8,886	4,411	12,164
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$ 72,154	$ 46,832	$ 29,555	$ 29,821	$ 33,994
Nonperforming Loans as a Percentage of Loans Held for Investment	1.27%	0.53%	0.40%	0.65%	0.82%
Nonperforming Assets as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	1.47	0.72	0.82	1.12	1.27
Nonperforming Assets as a Percentage of Total Assets	0.92	0.46	0.49	0.66	0.84
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	1.75	1.25	1.17	1.31	1.98

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at December 31, 2005, all such loans had been identified and are included in the nonaccrual, restructured or 90 days or more past due loan totals reflected in the table above.

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

In assessing the adequacy of the allowance, management reviews the amount, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, status and amount of nonperforming assets, collateral positions and economic conditions. Specific percentages are allocated to various categories of loans based upon various factors including historical losses, while additional amounts are added for individual loans considered to have specific loss potential. Loans (or portions of loans) identified as losses are generally charged off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank’s allowance for loan losses on a quarterly basis. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio. There can be no assurance that future additions or reductions to the allowance will not be necessary.

The allowance for loan losses at December 31, 2005 was $50,027,000, representing a net increase of $5,003,000 or 11.1% compared to $45,024,000 at December 31, 2004. The acquisition of Mercantile during the first quarter of 2005 represented $1,524,000 of the increase. In addition, during the third quarter of 2005, the Company recorded an additional provision to the allowance for loan losses of $2,500,000 for probable losses on loans to borrowers affected by Hurricane Rita. This additional provision resulted from the decision of management to make an addition to the allowance to provide for the Bank’s loans to customers located in, or secured by collateral located in, the areas most severely impacted by Hurricane Rita. Management believes that the allowance for loan losses at December 31, 2005 adequately reflects the probable losses in the loan portfolio. State and federal bank regulatory authorities, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for each of the last five years:

	Years Ended December 31,
Allowance for Loan Loss Activity	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at Beginning of Period	$ 45,024	$ 31,234	$ 28,116	$ 21,050	$ 19,458
Balance from Acquisitions	1,524	8,795	228	4,732	—
Provision for Loan Losses	26,071	20,583	13,155	12,331	8,667
Charge-Offs
Commercial	18,955	14,534	6,413	6,989	5,105
Agricultural	60	190	1,773	60	341
Real Estate	2,626	332	866	1,897	122
Consumer	3,161	2,949	2,358	1,970	1,979
Total Charge-Offs	24,802	18,005	11,410	10,916	7,547
Recoveries
Commercial	1,088	1,239	384	226	112
Agricultural	27	36	57	39	4
Real Estate	138	245	65	106	4
Consumer	957	897	639	548	352
Total Recoveries	2,210	2,417	1,145	919	472
Net Charge-Offs	22,592	15,588	10,265	9,997	7,075
Balance at End of Period	$ 50,027	$ 45,024	$ 31,234	$ 28,116	$ 21,050
Allowance for Loan Losses as a Percentage of Loans Held for Investment, Net of Unearned Discount	1.22%	1.20%	1.24%	1.24%	1.23%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	95.57	227.97	308.58	189.97	149.99
Net Charge-Offs as a Percentage of Average Loans Held for Investment, Net of Unearned Discount	0.58	0.47	0.43	0.48	0.43

The allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans in the loans held for investment portfolio at the end of each of the last five years follows:

	Years Ended December 31,
	2005		2004		2003		2002		2001
Allocation		Loans as		Loans as		Loans as		Loans as		Loans as
of the		Percent		Percent		Percent		Percent		Percent
Allowance for		of Total		of Total		of Total		of Total		of Total
Loan Losses	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Commercial	$ 28,321	30.3%	$ 24,049	30.6%	$ 13,706	32.1%	$ 9,053	30.8%	$ 8,797	32.4%
Agricultural	930	1.6	1,215	2.1	876	2.5	2,602	2.8	462	3.4
Real Estate	17,448	64.1	15,676	62.7	13,213	60.8	13,552	60.3	9,851	57.7
Consumer	1,456	4.0	1,729	4.6	1,338	4.6	1,290	6.1	617	6.5
Environmental	1,872	—	2,355	—	2,101	—	1,619	—	1,323	—
Total	$ 50,027	100.0%	$ 45,024	100.0%	$ 31,234	100.0%	$ 28,116	100.0%	$ 21,050	100.0%

PREMISES AND EQUIPMENT, NET

Premises and equipment, net of $149,698,000 at December 31, 2005 increased $15,435,000 or 11.5% compared to $134,263,000 at December 31, 2004. The increase was partially attributable to $7,732,000 of premises and equipment acquired in the Mercantile acquisition during the first quarter of 2005. In addition, an increase of $5,137,000 was attributable to the three new banking centers opened in 2005. The Company incurred damage from Hurricane Rita to its banking centers and offices located in East Texas. The Company estimates property damage claims for remediation and repairs may exceed $2,000,000. The Company believes substantially all of the physical damage sustained by its banking centers and offices in the affected areas, as well as certain costs incurred in reopening banking centers and offices, are fully insured. Premises and equipment, net of $134,263,000 at December 31, 2004 increased $26,388,000 or 24.5% compared to $107,875,000 at December 31, 2003. The increase resulted primarily from $18,575,000 and $1,219,000 of premises and equipment acquired with the Southeast Texas and Valley Mortgage acquisitions, respectively, during 2004, as well as $1,396,000 in real estate purchased during the second quarter of 2004 in The Woodlands, Texas for a banking location that opened in November 2005.

GOODWILL—CRITICAL ACCOUNTING POLICY

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. The Company performs an annual impairment test for goodwill at the end of November each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill in 2005, 2004 or 2003. Goodwill of $192,740,000 at December 31, 2005 increased $18,237,000 compared to $174,503,000 at December 31, 2004. The increase is primarily attributable to $18,000,000 in goodwill added with the Mercantile acquisition. The Company is continuing to evaluate the goodwill recorded with the Mercantile acquisition. Goodwill of $174,503,000 at December 31, 2004 increased $144,647,000 compared to $29,856,000 at December 31, 2003. The increase is primarily attributable to $134,233,000 and $6,928,000 in goodwill added with the Southeast Texas and Valley Mortgage acquisitions, respectively.

IDENTIFIABLE INTANGIBLES, NET—CRITICAL ACCOUNTING POLICY

Identifiable intangibles, net totaled $25,624,000 at December 31, 2005 decreased $3,983,000 or 13.5% compared to $29,607,000 at December 31, 2004. The decrease resulted primarily from $6,587,000 in amortization expense recorded on the core deposit premium intangibles, customer list intangibles, data processing contract intangible, non-compete intangibles and the trust intangible. The decrease was partially offset by a $1,841,000 core deposit intangible added with the Mercantile acquisition. In addition, the decrease was further offset by $723,000 in amortization recorded on the unfavorable lease commitment obtained with the Southeast Texas acquisition included as a reduction of net occupancy expense. Identifiable intangibles, net totaled $29,607,000 at December 31, 2004 increased $14,344,000 or 94.0% compared to $15,263,000 at December 31, 2003. Identifiable intangibles, net increased primarily as a result of $19,890,000 in identifiable intangibles, primarily core deposit intangibles, added with the Southeast Texas acquisition. The increase was offset by net amortization of $5,586,000 for the year ended December 31, 2004 including amortization of $573,000 on the unfavorable lease commitment obtained with the Southeast Texas acquisition included as a reduction of net occupancy expense.

DEPOSITS

Total deposits of $5,393,331,000 at December 31, 2005 increased $632,491,000 or 13.3% compared to December 31, 2004 levels of $4,760,840,000, which increased $1,244,405,000 or 35.4% compared to December 31, 2003 levels of $3,516,435,000. The increase in total deposits for the year ended December 31, 2005 is primarily attributable to $173,444,000 in net deposits obtained with the Mercantile acquisition, with the remainder attributable to growth in the volume of business conducted by the Company. Total noninterest-bearing deposits of $1,104,501,000 at December 31, 2005 represented an increase of $237,728,000 or 27.4% compared to December 31, 2004 which increased $330,562,000 or 61.6% compared to December 31, 2003. Total public fund deposits (consisting of Public Fund Demand Deposits, Savings, Money Market Checking and Savings and Time Deposits) of $864,737,000 at December 31, 2005 decreased $199,798,000 or 18.8% compared to $1,064,535,000 at December 31, 2004. The Bank actively seeks consumer and commercial deposits, including deposits from correspondent banks and public fund deposits.

The following table presents the composition of total deposits at the end of the last three years:

	December 31,
Deposit Composition	2005	2004	2003
	(Dollars in Thousands)
Demand Deposits
Commercial and Individual	$1,088,288	$849,865	$530,754
Public Funds	16,213	16,908	5,457
Total Demand Deposits	1,104,501	866,773	536,211
Interest-Bearing Deposits
Savings
Commercial and Individual	222,679	211,393	146,836
Public Funds	484	432	400
Money Market Checking and Savings
Commercial and Individual	1,282,155	980,005	575,689
Public Funds	463,427	460,202	388,747
Time Deposits
Commercial and Individual	1,935,472	1,655,042	1,280,589
Public Funds	384,613	586,993	587,963
Total Interest-Bearing Deposits	4,288,830	3,894,067	2,980,224
Total Deposits	$5,393,331	$4,760,840	$3,516,435
Weighted Average Rate on Interest-Bearing Deposits	2.96%	1.88%	1.63%

Time deposits of $100,000 or more are solicited from markets served by the Bank and are not sought through brokered sources. Time deposits continue to be a significant source of funds. The following table presents the maturities of time deposits of $100,000 or more as of December 31, 2005:

Maturities of Time Deposits of $100,000 or More
(Dollars in Thousands)
Three Months or Less	$538,911
After Three through Six Months	289,520
After Six through Twelve Months	343,417
After Twelve Months	219,965
Total	$1,391,813
Weighted Average Rate on Time Deposits of $100,000 or More	3.36%

Mexico is a part of the trade territory of the Company’s banking centers in the Rio Grande Valley and foreign deposits from Mexican sources have traditionally been a source of funding. Foreign deposits increased by 3.2% compared to 9.6% internal growth in total deposits. Foreign deposits are received and paid in U.S. dollars. The following table presents foreign deposits, a substantial portion of which are from Mexican sources:

	December 31,
Foreign Deposits	2005	2004
	(Dollars in Thousands)
Demand Deposits	$28,437	$25,989
Interest-Bearing Deposits
Savings	18,465	19,019
Money Market Checking and Savings	44,281	41,984
Time Deposits Under $100,000	80,731	77,754
Time Deposits of $100,000 or More	238,473	232,961
Total Interest-Bearing Deposits	381,950	371,718
Total Foreign Deposits	$410,387	$397,707
Percent of Total Deposits	7.61%	8.35%
Weighted Average Rate on Foreign Deposits	3.02%	1.99%

The decrease in foreign deposits as a percent of total deposits reflects the continuing diversification of the Company’s business as the Company has made acquisitions outside of the Rio Grande Valley, including the Southeast Texas acquisition in March 2004 and the Mercantile acquisition in January 2005, as well as continued growth experienced in the Houston market area.

CAPITAL ADEQUACY

Shareholders’ equity at December 31, 2005 increased $48,434,000 from December 31, 2004 to $642,492,000, an increase of 8.2%. The increase resulted primarily from comprehensive income for the twelve months ended December 31, 2005 of $68,017,000 less dividends of $22,843,000. Comprehensive income for the year included net income of $88,368,000 offset by a net unrealized loss on securities available for sale, net of tax and reclassification adjustment, of $20,351,000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2005, the Company exceeded all applicable capital requirements, having a Total risk-based capital ratio of 11.97%, a Tier I risk-based capital ratio of 10.90% and a Tier I leverage ratio of 8.26%.

At December 31, 2005, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by federal bank regulators.

LIQUIDITY

Liquidity management assures that adequate funds are available to meet deposit withdrawals, loan demand and maturing liabilities. Insufficient liquidity can result in higher costs of obtaining funds, while excessive liquidity can lead to a decline in earnings due to the cost of foregoing alternative investments. The ability to renew and acquire additional deposit liabilities is a major source of liquidity. The Company’s principal sources of liquidity come from the local markets of the Bank and consist of deposits, interest and principal payments on loans and securities, sales of loans and securities and borrowings.

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future, provide asset liquidity. These include cash, interest-bearing deposits, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At December 31, 2005, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, increased to 33.9% compared to 31.3% at December 31, 2004.

Liquidity is also provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s market areas. The Company does not have, nor does it solicit, brokered deposits. Foreign deposits represent 7.6% of deposits at December 31, 2005. Federal funds purchased and short-term borrowings are additional sources of liquidity. At December 31, 2005, the Company had lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of $1,196,623,000 from the Federal Home Loan Bank, of which $369,432,000 was advanced at December 31, 2005. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

The Company enters into contractual commitments to extend credit, normally with a fixed expiration date, at specified rates and for specific purposes. All of the Company’s commitments are contingent upon the customer maintaining specific credit standards at the time of the loan funding. At December 31, 2005, the Company had outstanding commitments to extend credit of $763,691,000, commercial letters of credit of $62,000, standby letters of credit of $96,215,000 and credit card guarantees of $1,358,000. In addition, the Company had contractual construction and real estate purchase commitments of $4,365,000 at December 31, 2005.

During 2005, funds for $654,982,000 of securities purchased and $275,123,000 of net loan growth came from various sources, including $309,052,000 of proceeds from security sales and maturities, a net increase in deposits of $459,048,000, a net increase in other borrowed money of $71,624,000 and $133,196,000 from operating activities.

The Company is dependent on dividend and interest income from the Bank and the sale of stock for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines. At December 31, 2005, an aggregate of $68,406,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

EFFECTS OF INFLATION

Financial institutions are affected differently by inflation than are most industrial companies. While industrial and manufacturing companies generally have significant investments in inventories and fixed assets, financial institutions ordinarily do not have such investments. As a result, financial institutions are generally in a better position than industrial companies to respond to inflationary trends by monitoring the spread between interest costs and interest income yields through adjustments of maturities and interest rates of assets and liabilities. In addition, inflation tends to increase demand for loans from financial institutions as industrial companies attempt to maintain a growing level of goods in inventory and assets. As consumers of goods and services, financial institutions are affected by inflation as prices increase, causing an increase in costs of salaries, employee benefits, occupancy expense and similar items.

OFF BALANCE SHEET COMMITMENTS, CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents contractual cash obligations of the Company as of December 31, 2005:

	Payments due by Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in Thousands)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$86,931	$86,931	$—	$—	$—
Federal Home Loan Bank Advances	369,432	369,432	—	—	—
Junior Subordinated Debentures	67,012	—	—	—	67,012
Operating Leases	20,003	3,725	4,920	2,733	8,625
Construction and Real Estate Commitments	4,365	4,365	—	—	—
Total Contractual Cash Obligations	$547,743	$464,453	$4,920	$2,733	$75,637

The following table presents contractual commercial commitments of the Company as of December 31, 2005:

	Amount of Commitment Expiration Per Period
Contractual Commercial Commitments	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in Thousands)
Lines of Credit	$763,691	$518,589	$177,183	$38,967	$28,952
Commercial Letters of Credit	62	62	—	—	—
Standby Letters of Credit	96,215	89,987	6,223	5	—
Credit Card Guarantees	1,358	714	644	—	—
Total Contractual Commercial Commitments	$861,326	$609,352	$184,050	$38,972	$28,952

See Note 13 in the Notes to Consolidated Financial Statements for additional information about off balance sheet commitments. Credit card guarantees represent the credit card debt of certain customers for which the Company has guaranteed the debt to the merchant bank that issues the cards, up to the customers’ credit limit.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Quarterly Income Statements (Dollars in Thousands, Except Per Share Data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2005
Interest Income	$ 96,963	$ 91,734	$ 85,922	$ 80,708
Interest Expense	35,592	32,088	27,841	23,296
Net Interest Income	61,371	59,646	58,081	57,412
Provision for Loan Losses	6,143	8,720	5,801	5,407
Noninterest Income	18,737	19,959	20,945	25,006
Noninterest Expense	39,899	40,983	39,182	41,099
Income Before Income Tax Expense	34,066	29,902	34,043	35,912
Income Tax Expense	11,240	10,073	12,129	12,113
Net Income	$ 22,826	$ 19,829	$ 21,914	$ 23,799
Per Common Share Data
Basic EPS	$ 0.46	$ 0.40	$ 0.44	$ 0.48
Diluted EPS	0.46	0.40	0.44	0.48
2004
Interest Income	$ 75,783	$ 71,557	$ 67,631	$ 56,938
Interest Expense	20,340	17,736	15,897	13,834
Net Interest Income	55,443	53,821	51,734	43,104
Provision for Loan Losses	5,769	6,197	4,693	3,924
Noninterest Income	20,161	20,595	18,944	13,395
Noninterest Expense	38,571	38,284	38,369	26,783
Income Before Income Tax Expense	31,264	29,935	27,616	25,792
Income Tax Expense	10,416	10,114	8,784	8,635
Net Income	$ 20,848	$ 19,821	$ 18,832	$ 17,157
Per Common Share Data(1)
Basic EPS	$ 0.42	$ 0.41	$ 0.39	$ 0.38
Diluted EPS	0.42	0.40	0.38	0.38

Certain amounts in the prior periods’ presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

(1)       Restated to retroactively give effect to the three-for-two stock split declared and distributed during the third quarter of 2004, effected as a 50% stock dividend.

FOURTH QUARTER RESULTS

FOURTH QUARTER OF 2005 COMPARED TO THIRD QUARTER OF 2005

The fourth quarter net income for 2005 of $22,826,000 or $0.46 per diluted common share reflected an increase of $2,997,000 or 15.1% compared to $19,829,000 or $0.40 per diluted common share for third quarter 2005. Net interest income, on a tax-equivalent basis, of $62,554,000 for fourth quarter 2005 increased $1,792,000 or 2.9% compared to $60,762,000 for third quarter 2005, reflecting a continued increase in the volume of interest-earning assets. Average interest-earning assets of $5,802,945,000 for fourth quarter 2005 increased $84,335,000 or 1.5% compared to $5,718,610,000 for third quarter 2005. The fourth quarter 2005 net interest margin was 4.28% compared to 4.22% in third quarter 2005.

The provision for loan losses for fourth quarter 2005 of $6,143,000 decreased $2,577,000 or 29.6% compared to $8,720,000 reported for third quarter 2005. The decrease in the provision is primarily attributable to a $2,500,000 additional provision recorded for probable losses on loans to borrowers affected by Hurricane Rita. Net charge-offs of $7,484,000 for fourth quarter 2005 increased $2,110,000 or 39.3% compared to net charge-offs of $5,374,000 for third quarter 2005.

Noninterest income of $18,737,000 for fourth quarter 2005 decreased $1,222,000 or 6.1% compared to $19,959,000 for third quarter 2005. The decrease was primarily attributable to a $1,280,000 or 12.7%

decrease in service charges on deposits resulting primarily from a $1,220,000 reduction in non-sufficient and return item charges during fourth quarter 2005 compared to third quarter 2005. The decrease in non-sufficient and return item charges was primarily a result of the decrease in the number of non-sufficient and return items processed in the East Texas region following Hurricane Rita in September 2005.

Noninterest expense of $39,899,000 for fourth quarter 2005 decreased $1,084,000 or 2.6% compared to $40,983,000 for third quarter 2005. The decrease was primarily a result of a decrease of $662,000 or 3.0% in salaries and employee benefits and a decrease of $577,000 or 15.4% in net occupancy expense for fourth quarter 2005 compared to third quarter 2005. The decrease in salaries and employee benefits resulted mainly from a decrease of $650,000 or 22.2% in medical insurance expenses primarily due to lower than projected claims during fourth quarter 2005 compared to third quarter 2005. The decrease in net occupancy expense resulted primarily from a decrease of $357,000 or 53.5% in property tax expenses due to lower than expected ad valorem taxes for 2005. The efficiency ratio of noninterest expense to total revenue averaged 49.81% for fourth quarter 2005 compared to 51.48% for third quarter 2005.

The nonperforming loans at December 31, 2005 of $52,345,000 increased $11,466,000 or 28.0% compared to $40,879,000 at September 30, 2005. The increase was primarily due to the addition of two large loan relationships totaling $11,358,000.

FOURTH QUARTER OF 2005 COMPARED TO FOURTH QUARTER OF 2004

The fourth quarter net income for 2005 of $22,826,000 or $0.46 per diluted common share reflected an increase of $1,978,000 or 9.5% compared to $20,848,000 or $0.42 per diluted common share for fourth quarter 2004.

Net interest income, on a tax-equivalent basis, of $62,554,000 for fourth quarter 2005 increased $6,021,000 or 10.7% compared to $56,533,000 for fourth quarter 2004. Average interest-earning assets increased by $629,967,000 or 12.2% to $5,802,945,000 for the three months ended December 31, 2005 compared to the same period in 2004. The increase in average interest-earning assets resulted primarily from an increase in average loans held for investment and average securities of $336,689,000 or 9.3% and $277,477,000 or 18.3%, respectively. The net interest margin for fourth quarter 2005 was 4.28% compared to 4.35% for fourth quarter 2004.

The provision for loan losses for fourth quarter 2005 totaled $6,143,000 compared to $5,769,000 for fourth quarter 2004, reflecting an increase of $374,000 or 6.5%. The increase in the provision is primarily due to an increase in loan volume combined with a $3,585,000 increase in net charge-offs. Net charge-offs for fourth quarter 2005 totaled $7,484,000 compared to $3,899,000 for fourth quarter 2004. The increase in net charge-offs during fourth quarter 2005 is primarily attributable to $3,059,000 charged-off on three loan relationships.

Noninterest income of $18,737,000 for fourth quarter 2005 decreased $1,424,000 or 7.1% compared to $20,161,000 for fourth quarter 2004. The majority of the decrease is attributable to a $1,647,000 or 15.8% decrease in service charges on deposits resulting primarily from a $1,324,000 reduction in non-sufficient and return item charges during fourth quarter 2005 compared to fourth quarter 2004. The reduction in non-sufficient and return item charges resulted primarily from a decrease in the number of non-sufficient and return items processed in the East Texas region following Hurricane Rita in September 2005. This corresponds to an increase in the average deposit balances in the East Texas region since September 2005.

Noninterest expense of $39,899,000 for fourth quarter 2005 increased $1,328,000 or 3.4% compared to $38,571,000 for fourth quarter 2004. This increase corresponds generally with growth in business volumes during the 12 months ended December 31, 2005, including business volumes attributable to the acquisition of Mercantile and its three banking centers in January 2005 combined with three additional banking centers opened in 2005. The efficiency ratio of noninterest expense to total revenue averaged 49.81% for fourth quarter 2005 compared to 51.02% for fourth quarter 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a twelve month time horizon. The prime rate serves as a “driver” and is made to rise or fall evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.

The following table summarizes the simulated change in net interest income over a 12-month period as of December 31, 2005 and December 31, 2004:

		Increase (Decrease) in
Changes in Interest	Estimated Net	Net Interest Income
Rates (Basis Points)	Interest Income	Amount	Percent
	(Dollars in Thousands)
December 31, 2005
+100	$271,550	$6,333	2.4%
—	265,217	—	—
-100	262,679	(2,538)	(1.0)
December 31, 2004
+100	$234,971	$10,599	4.7%
—	224,372	—	—
-100	207,191	(17,181)	(7.7)

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

The interest rate sensitivity gap represents the dollar amount of difference between rate sensitive assets and rate sensitive liabilities scheduled to mature or reprice within a given time period (GAP). A GAP is considered positive when the amount of rate sensitive assets exceeds the amount of rate sensitive liabilities and is considered negative when the amount of rate sensitive liabilities exceeds rate sensitive assets. During periods of rising interest rates, a negative GAP would tend to adversely affect net interest income by reducing the interest rate margin, while a positive GAP would tend to result in an increase in net interest income. During periods of falling interest rates, a negative GAP would tend to result in an increase in net interest income by increasing the interest rate margin, while a positive GAP would tend to adversely affect net interest income. A GAP ratio is determined by dividing rate sensitive assets by rate sensitive liabilities within such time period. A ratio of 1.0 indicates a perfectly matched position, in which case the effect on net interest income due to interest rate movements would be minimal.

A simple interest rate sensitivity analysis may not be an accurate indicator of how net interest income will be affected by changes in interest rates. The magnitude and duration of changes in interest rates may have a significant impact on net interest income. Certain assets, such as variable rate loans, have features, generally referred to as “interest rate floors” and “interest rate caps”, which limit changes in interest rates over the life of the asset. In the event of a change in interest rates, loan prepayments and early withdrawal levels on time deposits could deviate significantly from those assumed in the interest rate sensitivity analysis.

The following table summarizes interest rate sensitive assets and liabilities by their repricing dates at December 31, 2005:

Interest Rate Sensitivity Analysis	0-3 Months	4-6 Months	7-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Loans Held for Investment	$2,809,904	$142,367	$266,741	$739,117	$151,486	$4,109,615
Loans Held for Sale	34,490	—	—	—	—	34,490
Securities Available for Sale	23,280	27,306	166,262	1,436,487	187,445	1,840,780
Interest-Bearing and Time Deposits	385	—	—	—	—	385
Total Interest-Earnings Assets	2,868,059	169,673	433,003	2,175,604	338,931	5,985,270
Savings	223,163	—	—	—	—	223,163
Money Market Checking and Savings Accounts	1,745,582	—	—	—	—	1,745,582
Time Deposits	781,926	429,006	623,358	485,794	1	2,320,085
Other Borrowed Money	504,622	5,155	2,771	517	10,310	523,375
Total Interest-Bearing Liabilities	3,255,293	434,161	626,129	486,311	10,311	4,812,205
Rate Sensitivity GAP(1)	$(387,234)	$(264,488)	$(193,126)	$1,689,293	$328,620	$1,173,065
Cumulative Rate Sensitivity GAP	$(387,234)	$(651,722)	$(844,848)	$844,445	$1,173,065
Cumulative Rate Sensitivity GAP as a percentage of Total Assets	(5.88)%	(9.89)%	(12.82)%
Ratio of Cumulative Rate Sensitive Interest-Earning Assets to Cumulative Rate Sensitive Interest-Bearing Liabilities	0.88:1	0.82:1	0.80:1

(1)                    Rate sensitive interest-earning assets less rate sensitive interest-bearing liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Texas Regional Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Regional Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas Regional Bancshares, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 7, 2006

CONSOLIDATED FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets	December 31,
(Dollars in Thousands, Except Share Data)	2005	2004
Assets
Cash and Due From Banks	$179,829	$145,528
Interest-Bearing Deposits at Other Banks	385	779
Total Cash and Cash Equivalents	180,214	146,307
Time Deposits	—	8
Securities Available for Sale, at Fair Value	1,840,780	1,530,503
Securities Held to Maturity, at Amortized Cost (Fair Value of $0 in 2005 and $215 in 2004)	—	210
Loans Held for Sale, Net of Unearned Discount of $16 in 2005 and $17 in 2004	34,490	28,982
Loans Held for Investment, Net of Unearned Discount of $92 in 2005 and $376 in 2004	4,109,615	3,750,519
Less: Allowance for Loan Losses	(50,027)	(45,024)
Net Loans Held for Investment	4,059,588	3,705,495
Premises and Equipment, Net	149,698	134,263
Accrued Interest Receivable	42,628	36,082
Other Real Estate	7,086	6,223
Goodwill	192,740	174,503
Identifiable Intangibles, Net	25,624	29,607
Other Assets	55,471	47,164
Total Assets	$6,588,319	$5,839,347
Liabilities
Deposits
Demand	$1,104,501	$866,773
Savings	223,163	211,825
Money Market Checking and Savings	1,745,582	1,440,207
Time Deposits	2,320,085	2,242,035
Total Deposits	5,393,331	4,760,840
Other Borrowed Money	523,375	461,751
Accounts Payable and Accrued Liabilities	29,121	22,698
Total Liabilities	5,945,827	5,245,289
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock—Class A; $1.00 Par Value, Authorized 100,000,000 Shares in 2005 and 50,000,000 Shares in 2004; Issued 49,733,990 Shares in 2005 and 49,574,900 Shares in 2004	49,734	49,575
Paid-In Capital	404,515	401,414
Retained Earnings	211,545	146,020
Accumulated Other Comprehensive Loss, Net of Tax	(22,563)	(2,212)
Treasury Stock; 21,780 Shares in 2005 and 2004, at Cost	(739)	(739)
Total Shareholders’ Equity	642,492	594,058
Total Liabilities and Shareholders’ Equity	$6,588,319	$5,839,347

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2005	2004	2003
Interest Income
Loans Held for Sale	$1,512	$976	$2,407
Loans Held for Investment, Including Fees	290,183	219,446	161,978
Securities
Taxable	57,909	46,971	40,619
Tax-Exempt	5,290	4,419	3,426
Interest-Bearing and Time Deposits	51	51	177
Federal Funds Sold	382	46	170
Total Interest Income	355,327	271,909	208,777
Interest Expense
Deposits	103,225	59,799	53,533
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	2,390	2,202	3,410
Federal Home Loan Bank Advances	8,576	2,516	2,057
Other Borrowed Money	4,626	3,290	1,385
Total Interest Expense	118,817	67,807	60,385
Net Interest Income Before Provision for Loan Losses	236,510	204,102	148,392
Provision for Loan Losses	26,071	20,583	13,155
Net Interest Income After Provision for Loan Losses	210,439	183,519	135,237
Noninterest Income
Service Charges on Deposit Accounts	37,665	38,541	24,920
Other Service Charges	10,596	8,679	5,956
Insurance Commissions, Fees and Premiums, Net	3,803	3,805	279
Trust Fees	7,504	5,688	2,870
Mortgage Banking Revenues	6,193	666	1,599
Net Realized Gains on Sales of Securities Available for Sale	798	5,855	10,840
Data Processing Service Fees	9,153	8,531	7,293
Loan Servicing Loss, Net	(410)	(1,326)	(4,830)
Other Noninterest Income	9,345	2,656	1,328
Total Noninterest Income	84,647	73,095	50,255
Noninterest Expense
Salaries and Employee Benefits	85,437	74,104	47,582
Net Occupancy Expense	14,077	11,591	6,848
Equipment Expense	13,887	12,852	8,837
Other Real Estate Expense, Net	1,121	437	734
Amortization of Identifiable Intangibles	6,604	6,178	3,370
Other Noninterest Expense, Net	40,037	36,845	24,519
Total Noninterest Expense	161,163	142,007	91,890
Income Before Income Tax Expense	133,923	114,607	93,602
Income Tax Expense	45,555	37,949	31,293
Net Income	88,368	76,658	62,309
Other Comprehensive Loss, Net of Tax
Net Unrealized Losses on Securities Available for Sale
Net Unrealized Holding Losses Arising During Period	(19,832)	(8,762)	(4,726)
Less: Reclassification Adjustment for Net Realized Gains Included in Net Income	519	3,806	7,046
Total Other Comprehensive Loss	(20,351)	(12,568)	(11,772)
Comprehensive Income	$68,017	$64,090	$50,537
Net Income Per Common Share
Basic	$1.78	$1.60	$1.41
Diluted	1.77	1.59	1.40

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Texas Regional Bancshares, Inc.				Accumulated
and Subsidiaries				Other
Consolidated Statements of	Common			Comprehensive		Total
Changes in Shareholders’ Equity	Stock—	Paid-In	Retained	Income	Treasury	Shareholders’
(Dollars in Thousands)	Class A	Capital	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2002	$26,488	$186,169	$142,670	$22,128	$—	$377,455
Net Income	—	—	62,309	—	—	62,309
Other Comprehensive Loss	—	—	—	(11,772)	—	(11,772)
Total Comprehensive Income	—	—	62,309	(11,772)	—	50,537
Exercise of Stock Options—277,914 Shares	278	5,522	—	—	—	5,800
Tax Benefit Related to Stock-Based Compensation	—	1,033	—	—	—	1,033
10 Percent Stock Dividend	2,668	84,292	(87,004)	—	—	(44)
Issuance of Common Stock	37	1,115	—	—	—	1,152
Cash Dividends—$0.320 per share	—	—	(14,202)	—	—	(14,202)
Balance, December 31, 2003	$29,471	$278,131	$103,773	$10,356	$—	$421,731
Net Income	—	—	76,658	—	—	76,658
Other Comprehensive Loss	—	—	—	(12,568)	—	(12,568)
Total Comprehensive Income	—	—	76,658	(12,568)	—	64,090
Exercise of Stock Options—178,180 Shares	178	3,268	—	—	—	3,446
Tax Benefit Related to Stock-Based Compensation	—	705	—	—	—	705
Three-For-Two Stock Split	16,311	—	(16,348)	—	—	(37)
Issuance of Common Stock	3,615	119,310	—	—	(739)	122,186
Cash Dividends—$0.367 per share	—	—	(18,063)	—	—	(18,063)
Balance, December 31, 2004	$49,575	$401,414	$146,020	$(2,212)	$(739)	$594,058
Net Income	—	—	88,368	—	—	88,368
Other Comprehensive Loss	—	—	—	(20,351)	—	(20,351)
Total Comprehensive Income	—	—	88,368	(20,351)	—	68,017
Exercise of Stock Options—159,090 Shares	159	2,626	—	—	—	2,785
Tax Benefit Related to Stock-Based Compensation	—	475	—	—	—	475
Cash Dividends—$0.460 per share	—	—	(22,843)	—	—	(22,843)
Balance, December 31, 2005	$49,734	$404,515	$211,545	$(22,563)	$(739)	$642,492

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Cash Flows from Operating Activities
Net Income	$88,368	$76,658	$62,309
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion	29,382	28,806	29,517
Provision for Loan Losses	26,071	20,583	13,155
Provision for Estimated Losses on Other Real Estate and Other Assets	169	978	237
Provision for Estimated Losses on Mortgage Servicing Rights	—	907	1,580
Net Realized Gains on Sale of Securities Available for Sale	(798)	(5,855)	(10,840)
(Gain) Loss on Sale of Other Assets	132	(209)	106
(Gain) Loss on Sale of Other Real Estate	168	(506)	(21)
Gain on Disposal of Premises and Equipment	(318)	(7)	(11)
Gain on Sale of Loans Held for Sale	(3,259)	(417)	(1,599)
Gain on Sale of Mortgage Servicing Rights	(1,914)	(152)	—
Deferred Tax Benefit	(4,648)	(3,695)	(3,292)
Net Change in Loans Held for Sale	(2,249)	1,450	33,696
Net Change in Accrued Interest Receivable and Other Assets	(3,774)	917	(3,986)
Net Change in Accounts Payable and Accrued Liabilities	5,866	(101)	108
Net Cash Provided by Operating Activities	133,196	119,357	120,959
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	8	191	100
Proceeds from Sales of Securities Available for Sale	139,932	397,515	504,843
Proceeds from Maturing Securities Available for Sale	168,910	170,061	278,327
Proceeds from Maturing Securities Held to Maturity	210	200	5
Purchases of Securities Available for Sale	(654,982)	(589,637)	(988,089)
Loan Originations and Advances, Net	(275,123)	(565,957)	(250,538)
Recoveries of Charged-Off Loans	2,210	2,417	1,145
Proceeds from Sale of Premises and Equipment	825	365	25
Purchases of Premises and Equipment	(21,414)	(20,755)	(27,052)
Proceeds from Sale of Other Real Estate	5,965	7,670	2,846
Proceeds from Sale of Other Assets	2,247	1,594	1,197
Net Cash Provided by Mergers	20,298	68,383	5,883
Net Cash Used in Investing Activities	(610,914)	(527,953)	(471,308)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	415,673	173,297	204,480
Net Increase in Time Deposits	43,375	105,815	150,542
Net Increase (Decrease) in Other Borrowed Money	71,624	188,321	(34,403)
Cash Dividends Paid on Class A Common Stock	(21,832)	(16,662)	(13,842)
Cash Paid in Lieu of Fractional Shares	—	(37)	(44)
Proceeds from Exercise of Stock Options	2,785	3,446	5,800
Net Cash Provided by Financing Activities	511,625	454,180	312,533
Increase (Decrease) in Cash and Cash Equivalents	33,907	45,584	(37,816)
Cash and Cash Equivalents at Beginning of Year	146,307	100,723	138,539
Cash and Cash Equivalents at End of Year	$180,214	$146,307	$100,723

(Continued)

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Texas Regional Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Supplemental Disclosures of Cash Flow Information
Interest Paid	$114,033	$65,913	$61,523
Income Taxes Paid	46,855	40,903	33,558
Supplemental Schedule of Noncash Investing and Financing Activities
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	14,678	5,792	8,359
Financing Provided for Sales of Other Real Estate	5,324	3,664	1,857
Net Increase (Decrease) in Security Purchase Trades Not Settled	1,190	1,055	(1,357)
Net Increase in Dividends Payable	1,011	1,401	360
The Company acquired Corpus Christi Bancshares, Inc. and its subsidiary, The First State Bank, on February 14, 2003.
Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	—	—	25,205
Net Cash and Cash Equivalents Received	—	—	5,883
Fair Value of Liabilities Assumed	—	—	29,936
Fair Value of Stock Issued	—	—	1,152
The Company acquired Southeast Texas Bancshares, Inc. and its subsidiary, Community Bank and Trust, SSB, on March 12, 2004.
Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	—	1,028,630	—
Net Cash and Cash Equivalents Received	—	71,569	—
Fair Value of Liabilities Assumed	—	990,125	—
Fair Value of Stock Issued	—	110,074	—
The Company acquired Valley Mortgage Company, Inc. on November 23, 2004.
Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	—	11,815	—
Net Cash and Cash Equivalents Paid	—	(3,824)	—
Fair Value of Liabilities Assumed	—	3	—
Fair Value of Stock Issued	—	8,727	—
Fair Value of Treasury Stock Acquired	—	739	—
The Company acquired Mercantile Bank & Trust, FSB on January 14, 2005.
Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	144,570	—	—
Net Cash and Cash Equivalents Received	20,324	—	—
Fair Value of Liabilities Assumed	164,894	—	—

The accompanying notes are an integral part of the consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Texas Regional Bancshares, Inc. (the Parent or Corporation), its primary subsidiary, Texas State Bank (the Bank), and its other subsidiaries (collectively, the Company) is headquartered in McAllen, Texas. The Company provides a broad array of customary banking services and operates 73 banking centers, including 31 throughout the Rio Grande Valley, 31 in the East Texas area, one each in Bishop, Corpus Christi, Eagle Pass, four banking centers in Houston and four banking centers in Dallas, at December 31, 2005. The accounting and reporting policies followed by the Company conform to U.S. generally accepted accounting principles (GAAP) and to general practices within the banking industry.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. and its wholly-owned subsidiaries. The Company eliminates all significant intercompany transactions and balances in consolidation. The Corporation accounts for investments in the subsidiaries on the equity method in the Parent’s financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, and valuation of goodwill and other intangibles and their respective analysis of impairment.

TRUST ASSETS

Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the consolidated balance sheets.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and investments with maturities of three months or less at the date of purchase.

SECURITIES

Securities that management has both the positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for amortization of premium or accretion of discount, using the interest method. Amortization and accretion on mortgage-backed securities are adjusted for prepayments. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, to changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available for sale and carried at fair value with any adjustments to fair value reported in shareholders’ equity as a component of

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accumulated other comprehensive income (loss), net of tax. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in net income as realized losses. Securities purchased for trading purposes are held in the trading portfolio at fair value, with changes in fair value included in noninterest income.

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

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NONACCRUAL LOANS

The Company discontinues the accrual of interest on loans at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income unless the collateral provides more than adequate coverage to ensure collection of that interest. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for a return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period and when the borrower has demonstrated payment performance history.

ALLOWANCE FOR LOAN LOSSES

The Company has established the allowance for loan losses through provisions for loan losses charged against income. The Company charges off portions of loans deemed uncollectible against the allowance for loan losses and credits subsequent recoveries, if any, to the allowance.

The Company’s allowance for loan losses represents estimations based on guidance provided by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”, as amended by Statement No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures-an amendment of FASB Statement No. 114” and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate, or for collateral-dependent loans, the fair value, less selling costs, of the collateral. When a loan becomes probable of foreclosure, the Company charges it down to fair value, less estimated cost to sell.

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

Management believes that the allowance for loan losses at December 31, 2005 and 2004 adequately reflects the estimated probable losses in the loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FORECLOSED ASSETS

Foreclosed assets, which include other real estate and other foreclosed assets reported in other assets, are properties acquired through foreclosure in full or partial satisfaction of the related loan.

The Company records foreclosed assets initially at the lower of fair value, net of estimated selling costs, or cost, at the date of foreclosure. After foreclosure, the Company carries the assets at the lower of (i) cost or (ii) fair value, less estimated costs to sell, based on valuations periodically performed by management. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (Statement 141), “Business Combinations” and Statement No. 142 (Statement 142), “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

in accordance with FASB Statement No. 144 (Statement 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company adopted the provisions of Statement 141 as of June 30, 2001 and Statement 142 as of January 1, 2002. The adoption of Statement 141 did not have an impact on the Company’s consolidated financial statements. Upon adoption of Statement 142, the Company no longer amortizes goodwill. In accordance with Statement 142, the Company completed the necessary transitional impairment reviews for goodwill in 2002, and no impairments were indicated. The Company performs its annual impairment test for goodwill at the end of November each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill in 2005 or 2004.

DERIVATIVES

The Company’s risk management activities do not presently include entering into derivative contracts to manage interest rate risk. In connection with single family mortgage loan originations, the Company enters into commitments with customers to extend mortgage loans and forward sales commitments for individual loans. The Company has identified these as derivative financial instruments and accordingly records these loan origination and sales commitments at estimated fair market value. As of December 31, 2005, the Company has not identified any other financial instruments as derivatives.

TRANSFER OF FINANCIAL ASSETS

Transfers of financial assets, typically residential mortgages for the Company, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the unconditional right to pledge or exchange the transferred assets and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

STOCK OPTION PLAN

In December 2002, the FASB issued Statement No. 148 (Statement 148), “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”. Statement 148 amends FASB Statement No. 123 (Statement 123), “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation for those companies that have elected to continue to apply Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”. The adoption of Statement 148 did not have an impact on the Company’s consolidated financial statements.

At December 31, 2005, the Company had 10 stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of Opinion 25 and related interpretations. No stock-based employee

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2005	2004	2003
Net Income, As Reported	$ 88,368	$ 76,658	$ 62,309
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(2,631)	(2,427)	(1,545)
Pro Forma Net Income	$ 85,737	$ 74,231	$ 60,764
Net Income per Share
Basic EPS—As Reported	$ 1.78	$ 1.60	$ 1.41
Basic EPS—Pro Forma	1.73	1.55	1.38
Diluted EPS—As Reported	1.77	1.59	1.40
Diluted EPS—Pro Forma	1.72	1.54	1.36

In December 2004, the FASB issued Statement No. 123 (revised 2004) (Statement 123R), “Share-Based Payment”, a revision of Statement 123. This statement supersedes Opinion 25. Statement 123R eliminates an entity’s ability to report employee stock options under the methods prescribed by Opinion 25. Statement 123R requires entities to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the awards. In April 2005, the Securities and Exchange Commission amended the required effective date of Statement 123R. Statement 123R will be effective as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005 and was adopted by the Company effective with reporting periods beginning January 1, 2006. The Company expects to incur additional pre-tax compensation cost of $1,633,000 in 2006 as a result of its adoption.

NET INCOME PER COMMON SHARE

Basic net income per share (EPS) is calculated by dividing net income available to common shareholders, by the weighted-average number of common shares outstanding during the period. The computation of diluted net income per share assumes the issuance of common shares for all potential dilutive common shares outstanding during the reporting period. The dilutive effect of stock options is considered in net income per share calculations if dilutive, using the treasury stock method.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company applies the provisions of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” in determining its reportable segments and related disclosures. No line of business, except for the Bank, exceeds 10% of revenues, net earnings or assets. The Company is managed as one financial unit and does not presently report by segment.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser’s initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (i) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (ii) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (iii) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 was adopted during the first quarter of 2005. The application of SOP 03-3 did not have a material impact on the Company’s consolidated financial statements.

APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments”. SAB 105 summarizes the view of the staff regarding the application of GAAP to loan commitments accounted for as derivative instruments including recognition of the loan commitment and financial statement disclosures. The requirements of SAB 105 did not have a material impact on the Company’s consolidated financial statements.

STOCK BASED COMPENSATION

In December 2004, the FASB issued Statement No. 123 (revised 2004) (Statement 123R) “Share-Based Payment”, a revision of Statement 123. This statement supersedes Opinion 25. Statement 123R eliminates an entity’s ability to report employee stock options under the methods prescribed by Opinion 25. Statement 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires entities to recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the awards. In April 2005, the Securities and Exchange Commission amended the required effective date of Statement 123R. Statement 123R will be effective as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005 and was adopted by the Company effective with reporting periods beginning January 1, 2006.

Statement 123R provides alternative methods of adoption which include using either a “modified prospective application” or a “modified retrospective application”. The “modified prospective application” requires the recognition of compensation cost, beginning with the effective date, for all awards granted after the adoption date based on the requirements of Statement 123R and for all unvested awards granted

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

prior to the adoption date of Statement 123R, based on the requirements of Statement 123. The “modified retrospective application” includes the requirements of the “modified prospective application”, but also permits the restatement of financial statements of previous periods based on amounts previously disclosed in accordance with Statement 123. The Company is currently evaluating the adoption alternatives. Based on stock options granted to employees through December 31, 2005, for which service is not expected to be fully rendered prior to December 31, 2006, the Company expects to recognize additional pre-tax compensation costs of $1,633,000 during 2006 as a result of the adoption of Statement 123R. The adoption of Statement 123R will result in higher levels of compensation cost related to stock-based compensation from previous awards, as well as future awards.

ACCOUNTING CHANGES AND ERROR CORRECTIONS

In May 2005, the FASB issued Statement No. 154 (Statement 154), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement replaces Accounting Principles Board Opinion No. 20 (Opinion 20), “Accounting Changes” and FASB Statement No. 3 (Statement 3), “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 will require companies to recognize a change in accounting principle by applying that change retrospectively to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Statement 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with Statement 154 should such a change arise after the effective date.

RECLASSIFICATIONS

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 2: SECURITIES

An analysis of securities available for sale as of December 31, 2005 follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value
U.S. Treasury	$5,323	$—	$(122)	$5,201
U.S. Government Agency	862,943	480	(18,053)	845,370
Mortgage-Backed	778,630	198	(17,726)	761,102
States and Political Subdivisions	185,237	1,372	(1,226)	185,383
Other	43,721	230	(227)	43,724
Total	$1,875,854	$2,280	$(37,354)	$1,840,780

An analysis of securities available for sale as of December 31, 2004 follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value
U.S. Treasury	$6,110	$—	$(65)	$6,045
U.S. Government Agency	789,514	2,837	(6,508)	785,843
Mortgage-Backed	547,505	1,593	(3,788)	545,310
States and Political Subdivisions	149,073	2,967	(583)	151,457
Other	41,780	79	(11)	41,848
Total	$1,533,982	$7,476	$(10,955)	$1,530,503

The carrying amount and estimated fair value of securities held to maturity as of December 31, 2004 follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value
States and Political Subdivisions	$210	$5	$—	$215
Total	$210	$5	$—	$215

The net change in unrealized holding losses on securities available for sale, net of tax, of $20,351,000 and $12,568,000 for 2005 and 2004, respectively, was reported as accumulated other comprehensive loss, net of tax, in shareholders’ equity.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 2: SECURITIES (CONTINUED)

Provided below is a summary of securities available for sale which were in an unrealized loss position at December 31, 2005. The Company has both the ability and intent to hold these securities for the time period necessary to recover the costs. In addition, the Company believes the decrease in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$—	$—	$5,201	$(122)	$5,201	$(122)
U.S. Government Agency	248,879	(4,510)	551,677	(13,543)	800,556	(18,053)
Mortgage-Backed	439,435	(7,603)	275,795	(10,123)	715,230	(17,726)
States and Political Subdivisions	62,879	(559)	52,399	(667)	115,278	(1,226)
Other	847	(188)	805	(39)	1,652	(227)
Total Temporarily Impaired Securities	$752,040	$(12,860)	$885,877	$(24,494)	$1,637,917	$(37,354)

Proceeds from the sale of securities available for sale were $139,932,000, $397,515,000 and $504,843,000 in 2005, 2004 and 2003, respectively. Gross realized gains and gross realized losses on sales of securities available for sale were $1,148,000 and $350,000, respectively, in 2005, $7,809,000 and $1,954,000, respectively, in 2004, and $11,189,000 and $349,000, respectively, in 2003. There were no sales of securities held to maturity in 2005, 2004 or 2003.

The scheduled maturities of securities available for sale at December 31, 2005 follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
Maturity in Years	Amortized	Fair
(Dollars in Thousands)	Cost	Value
1 Year or Less	$217,967	$215,130
After 1 Year through 5 Years	723,518	708,113
After 5 Years through 10 Years	55,385	56,345
After 10 Years	100,354	100,090
Subtotal	1,097,224	1,079,678
Mortgage-Backed Securities	778,630	761,102
Total	$1,875,854	$1,840,780

Securities available for sale and securities held to maturity with carrying values of $1,168,811,410 and $0, respectively, at December 31, 2005 and $1,416,232,000 and $210,000, respectively, at December 31, 2004 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 3: LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES

Loans held for investment consisted of the following:

	December 31,
(Dollars in Thousands)	2005	2004
Commercial	$1,196,762	$1,098,028
Commercial Tax-Exempt	50,579	49,622
Total Commercial	1,247,341	1,147,650
Agricultural	67,037	78,761
Real Estate
Construction	943,782	768,497
Commercial Mortgage	1,260,618	1,199,600
Agricultural Mortgage	111,290	100,628
1-4 Family Mortgage	318,384	286,809
Total Real Estate	2,634,074	2,355,534
Consumer	163,724	172,571
Total Principal Amount of Loans Held for Investment	4,112,176	3,754,516
Less: Unearned Income and Net Unamortized Deferred Fees and Costs	(2,561)	(3,997)
Total Loans Held for Investment	$4,109,615	$3,750,519

In the ordinary course of business, the Bank makes loans to the Company’s officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or include other unfavorable features. As of December 31, 2005 and 2004, loans outstanding to directors, officers and their affiliates were $57,831,000 and $46,706,000, respectively, with additional unfunded loan commitments to these related parties of $35,286,000 and $18,475,000, respectively.

The activity in the allowance for loan losses follows:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Balance at Beginning of Year	$45,024	$31,234	$28,116
Balance from Acquisitions	1,524	8,795	228
Provision for Loan Losses	26,071	20,583	13,155
Loans Charged Off	(24,802)	(18,005)	(11,410)
Recoveries of Loans Previously Charged Off	2,210	2,417	1,145
Balance at End of Year	$50,027	$45,024	$31,234

Loans that the Company does not expect to collect the full principal and interest based on the terms of the original loan agreement are identified as impaired loans. These include loans that are on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 3: LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

or a partial forgiveness of indebtedness on an existing loan. The balance of impaired loans was $52,345,000 at December 31, 2005 and $19,750,000 at December 31, 2004. The total allowance for loan losses related to these loans was $12,033,000 and $5,379,000 on December 31, 2005 and 2004, respectively. The Company had no additional funds committed to borrowers with impaired loans at December 31, 2005. The Company was committed to lend an additional $16,000 to borrowers with impaired loans at December 31, 2004. At December 31, 2005 and 2004, the Company had $441,000 and $605,000, respectively, in impaired loans for which there was no related allowance for loan losses. The average recorded investment in impaired loans during 2005 and 2004 was $38,997,000 and $14,590,000, respectively. Interest income on impaired loans of $665,000, $115,000 and $258,000 was recognized for cash payments received during 2005, 2004 and 2003, respectively. If interest on these impaired loans had been accrued at the original contractual rates, interest income would have been increased by $4,190,000, $1,557,000 and $1,298,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

During the third quarter of 2005, Hurricane Rita struck the upper Texas and Louisiana coasts causing widespread property damage and interruptions to businesses in East Texas. Many of the Bank’s customers were adversely affected by the storm. In response, the Bank deferred payments for up to three months on affected loans with principal balances totaling $148,952,000. A special $2,500,000 provision was added to the allowance for loan losses at September 30, 2005 to cover uncertainties and contingencies related to these customers’ loans. At December 31, 2005, $898,000 in loans had been charged-off against this special allowance.

NOTE 4: PREMISES AND EQUIPMENT, NET

A summary of premises and equipment and related accumulated depreciation and amortization follows:

	Estimated	December 31,
(Dollars in Thousands)	Useful Lives	2005	2004
Land		$34,977	$30,727
Buildings and Leasehold Improvements	2-40 Years	109,312	95,720
Construction in Progress		6,608	5,205
Furniture and Equipment	2-15 Years	55,307	49,100
Subtotal		206,204	180,752
Less: Accumulated Depreciation and Amortization		(56,506)	(46,489)
Total		$149,698	$134,263

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $11,254,000, $9,666,000 and $6,689,000, respectively.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 5: GOODWILL AND IDENTIFIABLE INTANGIBLES, NET

Changes in the carrying amount of goodwill are as follows:

(Dollars in Thousands)	2005	2004
Balance at Beginning of Year	$174,503	$29,856
Goodwill Acquired During the Year	18,237	144,647
Balance at End of Year	$192,740	$174,503

Information regarding the Company’s identifiable intangible assets follows:

(Dollars in Thousands)	Average Amortization Period	Carrying Amount	Accumulated Amortization	Net
December 31, 2005
Core Deposit Premium	14 years	$52,189	$(27,063)	$25,126
Customer List	23 years	316	(70)	246
Data Processing Contract Intangible	8 years	849	(631)	218
Non-Compete Agreements	8 years	1,144	(691)	453
Trust Intangible	12 years	1,180	(243)	937
Unfavorable Lease Commitment	4 years	(2,652)	1,296	(1,356)
Total	14 years	$53,026	$(27,402)	$25,624
December 31, 2004
Core Deposit Premium	15 years	$50,348	$(20,997)	$29,351
Customer List	23 years	276	(33)	243
Data Processing Contract Intangible	8 years	849	(407)	442
Non-Compete Agreements	8 years	1,144	(565)	579
Trust Intangible	12 years	1,180	(109)	1,071
Unfavorable Lease Commitment	4 years	(2,652)	573	(2,079)
Total	15 years	$51,145	$(21,538)	$29,607

Net amortization expense was $6,604,000, $6,178,000 and $3,370,000 for 2005, 2004 and 2003, respectively. Amortization of $723,000 and $573,000 for 2005 and 2004, respectively, on the unfavorable lease commitments obtained with the Southeast Texas Bancshares, Inc. (Southeast Texas) acquisition is included as a reduction of net occupancy expense in the consolidated statements of income and comprehensive income. Estimated amortization expense for identifiable intangibles for the five succeeding fiscal years and thereafter is as follows:

(Dollars in Thousands)	Total
2006	$4,777
2007	3,896
2008	3,791
2009	3,139
2010	2,165
Thereafter	7,856
Total	$25,624

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 6: MORTGAGE SERVICING RIGHTS

The Bank owns the rights to service residential mortgage loans with unpaid principal balances of $425,392,000 and $459,213,000 at December 31, 2005 and 2004, respectively. These loans are not assets of the Bank and are not included in the consolidated balance sheets. The carrying value of the related mortgage loan servicing rights is included in other assets.

Activity in mortgage servicing rights and the related valuation allowance follows:

(Dollars in Thousands)	Mortgage Servicing Rights	Valuation Allowance	Net
Balance at December 31, 2003	$13,664	$(3,263)	$10,401
Balance from acquisitions	2,386	—	2,386
Additions	382	—	382
Amortization expense	(2,151)	—	(2,151)
Provision for impairment	—	(907)	(907)
Balance at December 31, 2004	$14,281	$(4,170)	$10,111
Balance from acquisitions	5	—	5
Additions	539	—	539
Amortization expense	(2,468)	—	(2,468)
Write-down of valuation allowance	(3,027)	3,027	—
Balance at December 31, 2005	$9,330	$(1,143)	$8,187

Net amortization expense for mortgage servicing rights was $2,468,000, $2,151,000 and $5,545,000 for 2005, 2004 and 2003, respectively. Estimated fair market value of mortgage servicing rights was $9,236,000 and $9,959,000 at December 31, 2005 and 2004, respectively. Estimated fair market values of mortgage servicing rights are obtained by discounting estimated future cash flows from loans based upon assumptions and estimates of future mortgage interest rates, loan prepayment rates, loan servicing costs, escrow levels and other factors that are then applied to different loan type/maturity/interest rate strata of the loans. The valuation allowance has been established to record an impairment in the carrying value of mortgage servicing rights that was experienced in prior years.

Estimated amortization expense of mortgage servicing rights for the five succeeding fiscal years and thereafter is as follows:

(Dollars in Thousands)	Total
2006	$1,613
2007	1,402
2008	1,211
2009	1,048
2010	904
Thereafter	2,009
Total	$8,187

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 7: TIME DEPOSITS

Time deposits of $100,000 or more totaled $1,391,813,000 and $1,470,885,000 at December 31, 2005 and 2004, respectively. Interest expense for the years ended December 31, 2005, 2004 and 2003 on time deposits of $100,000 or more was $46,838,000, $32,019,000 and $30,816,000, respectively.

The maturities of time deposits of $100,000 or more as of December 31, 2005 follows:

(Dollars in Thousands)
2006	$1,171,848
2007	159,278
2008	40,481
2009	5,381
2010	14,825
Total	$1,391,813

NOTE 8: OTHER BORROWED MONEY

The components of other borrowed money are as follows:

	December 31,
(Dollars in Thousands)	2005	2004
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$86,931	$108,891
Federal Home Loan Bank Advances	369,432	285,848
Junior Subordinated Debentures	67,012	67,012
Total Other Borrowed Money	$523,375	$461,751

The following table summarizes selected information regarding other borrowed money:

	December 31,
(Dollars in Thousands)	2005	2004	2003
Federal Funds Purchased and Securities Sold Under Repurchase Agreements
Balance at End of Year	$86,931	$108,891	$91,565
Rate on Balance at End of Year	2.52%	2.17%	2.34%
Average Daily Balance	$91,260	$89,842	$92,281
Average Interest Rate	2.62%	2.45%	3.70%
Maximum Month-End Balance	$133,572	$109,753	$127,781
Federal Home Loan Bank Advances
Balance at End of Year	$369,432	$285,848	$153,000
Rate on Balance at End of Year	4.00%	2.32%	1.05%
Average Daily Balance	$261,333	$161,452	$137,903
Average Interest Rate	3.28%	1.56%	1.49%
Maximum Month-End Balance	$369,432	$287,881	$240,000

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 8: OTHER BORROWED MONEY (CONTINUED)

Securities sold under agreements to repurchase are comprised of customer deposit agreements with maturities ranging from overnight to 17 months. These obligations are not federally insured but are collateralized by a security interest in various securities available for sale. These pledged securities are segregated and maintained by a third party bank.

Federal Home Loan Bank (FHLB) advances are collateralized by a blanket lien on all qualifying first lien real estate loans, certain pledged securities, the FHLB capital stock owned by the Company and any funds on deposit with the FHLB. The FHLB advances outstanding as of December 31, 2005 consisted of $369,000,000 in advances with terms ranging from four to six days and a $432,000 advance, obtained with the Southeast Texas acquisition, that matures in December 2006.

At December 31, 2005, the Company had lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs and $827,191,000 available at the FHLB.

As of December 31, 2005, the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and Texas Regional Statutory Trust I (the Trusts) had the following trust preferred securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding:

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

On March 1, 2005, the Federal Reserve Board issued a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Under the rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The final rule provides a five-year transition period ending March 31, 2009 for application of the quantitative limits. The Company’s trust preferred securities are fully included in Tier 1 Capital as permitted by the Federal Reserve’s final rule.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 9: INCOME TAX

The components of income tax expense consisted of the following:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Current Income Tax Expense
Federal	$ 48,975	$ 41,017	$ 34,025
State	1,228	627	560
Total Current Income Tax Expense	50,203	41,644	34,585
Deferred Income Tax Benefit
Federal	(4,482)	(3,564)	(3,169)
State	(166)	(131)	(123)
Total Deferred Income Tax Benefit	(4,648)	(3,695)	(3,292)
Total Income Tax Expense	$ 45,555	$ 37,949	$ 31,293

Following is a reconciliation between the amount of reported income tax expense and the amount computed by multiplying the income before income tax expense by the federal statutory tax rate:

	Years Ended December 31,
	2005		2004		2003
(Dollars in Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at Federal Statutory Rate	$ 46,873	35%	$ 40,112	35%	$ 32,760	35%
Additions (Reductions)
Tax-Exempt Interest	(2,228)	(2)	(2,152)	(2)	(1,633)	(2)
State Earned Surplus Tax, Net of Federal Income Tax Effect	690	1	323	—	286	—
Other, Net	220	—	(334)	—	(120)	—
Total Income Tax Expense	$ 45,555	34%	$ 37,949	33%	$ 31,293	33%

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 9: INCOME TAX (CONTINUED)

As part of the Mercantile Bank & Trust, FSB acquisition, the Company assumed $1,735,000 in net deferred tax liabilities. The net deferred tax asset (liability) included in the accompanying consolidated balance sheets is comprised of the following deferred tax assets and liabilities:

	December 31,
(Dollars in Thousands)	2005	2004
Deferred Tax Liability
Premises and Equipment	$ 11,243	$ 11,069
Identifiable Intangibles	9,118	10,429
FHLB Dividends	619	619
Securities	1,517	1,856
Other	937	407
Total Deferred Tax Liability	23,434	24,380
Deferred Tax Asset
Allowance for Loan Losses	18,175	16,302
Net Unrealized Loss on Securities Available for Sale	12,405	1,205
Deferred Compensation	1,790	1,701
Mortgage Servicing Rights	187	157
Net Operating Loss from an Acquired Institution	388	421
State Income Taxes	465	239
Loans	99	99
Loan Origination Costs	903	1,284
Other Real Estate	66	79
Other	49	214
Total Deferred Tax Asset	34,527	21,701
Net Deferred Tax Asset (Liability)	$ 11,093	$ (2,679)

Based upon the level of historical taxable income and projections for future taxable income over the periods when the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and therefore has provided no valuation allowance. The Company’s conclusion that it is “more likely than not” that the deferred tax assets will be realized is based on federal taxable income of $211,037,000 in the carryback period, as well as a history of growth in earnings and the prospects for continued growth. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 10: PREFERRED STOCK

The Corporation has 10,000,000 authorized shares of $1 par value preferred stock. The articles of incorporation of the Corporation grant discretion to the Board of Directors to establish series of preferred stock with such rights, preferences and limitations as may be determined by resolution of the Board. No shares of preferred stock are currently outstanding.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 11: COMMON STOCK

On April 25, 2005, the Company’s shareholders authorized an increase from 50,000,000 shares to 100,000,000 shares of $1 par value common stock. At December 31, 2005, 2004 and 2003, the number of common shares outstanding was 49,712,210, 49,553,120 and 29,470,659, respectively.

On March 14, 2003, the Board of Directors declared a 10 percent stock dividend distributed on April 15, 2003 to shareholders of record on April 1, 2003. Furthermore, on August 10, 2004, the Board of Directors declared a three-for-two stock split effected as a 50 percent stock dividend distributed on August 30, 2004 to shareholders of record on August 23, 2004. The per share information for all previous years presented has been restated to retroactively give effect to the 10 percent stock dividend and the three-for-two stock split effected as a 50 percent stock dividend.

NOTE 12: EMPLOYEE BENEFITS

Employee Stock Ownership Plan.   The Company had an Employee Stock Ownership Plan (with section 401(k) provisions) covering substantially all of its employees. Effective December 31, 2001, the Company adopted the Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with section 401(k) provisions) (the KSOP) primarily to add additional investment options. Employer contributions to the KSOP are discretionary, and as such, determined at the sole discretion of the Board of Directors. The KSOP covers employees who have attained age 21 and completed twelve consecutive months and 1,000 hours of credited service, as defined in the plan, except for the 401(k) provisions which require three consecutive months and 250 hours of credited service. In order to be eligible to receive the Company’s matching discretionary contribution, an employee must meet the eligibility requirements for the 401(k) provisions and have attained 1,000 hours of credited service. The Company’s discretionary optional contribution is fully vested after six years of credited service. The Company’s discretionary matching contribution is fully vested when made. Contribution expense, which includes employer matching for the years ended December 31, 2005, 2004 and 2003 was $1,051,000, $1,200,000 and $1,027,000, respectively.

The Company acquired an existing 401(k) plan in connection with its acquisition of Southeast Texas Bancshares, Inc. The plan is restricted to pre-acquisition participation by qualified employees.

Stock Option Plans.   During the last three years, the Company has granted stock options providing for the purchase of Class A Common Stock by certain key employees under 10 separate option plans approved by the shareholders. The following discussion concerning stock option plans has been adjusted to reflect stock splits and stock dividends effected during the periods.

The 1995 Nonstatutory Stock Option Plan (the 1995 NSO Plan) authorized the award of options up to an aggregate maximum of 367,528 shares at an exercise price of fair market value on the grant date. The Company granted options in 1996 with contractual terms of seven years and a vesting period of four years. In addition, the Company granted options available under the plan in 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 3,570 shares at a weighted average exercise price of $18.85 per share were outstanding, with 3,570 shares exercisable at December 31, 2005. Outstanding options expire May 31, 2012.

The 1997 Nonstatutory Stock Option Plan (the 1997 NSO Plan) authorized the award of options up to an aggregate maximum of 340,323 shares at an exercise price of fair market value on the grant date. The

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 12: EMPLOYEE BENEFITS (CONTINUED)

Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options to acquire 247,907 shares at a weighted average exercise price of $12.44 per share were exercised under the 1997 NSO Plan during 2003. The plan expired on July 1, 2003.

The 1997 Incentive Stock Option Plan (the 1997 ISO Plan) authorized the award of options up to an aggregate maximum of 272,265 shares at an exercise price of fair market value on the grant date. The Company granted options in 1998 with contractual terms of approximately five years and a vesting period of approximately three years. Options were also granted in 2002 with contractual terms of approximately 10 years and a vesting period of approximately three years. Options to acquire 23,787 shares at a weighted average exercise price of $18.85 per share were outstanding, with 23,787 shares exercisable at December 31, 2005. Outstanding options expire on May 31, 2012.

The 2000 Incentive Stock Option Plan (the 2000 ISO Plan) authorized the award of options up to an aggregate maximum of 680,643 shares at an exercise price of fair market value on the grant date. The Company granted options in 2001 and 2002 with contractual terms of approximately ten years and a vesting period of approximately three years. Options were also granted in 2003 with contractual terms of approximately nine years and a vesting period of three to four years. In addition, options were granted in 2004 with contractual terms of eight to ten years and a vesting period of approximately three to four years. In 2005, options were granted with contractual terms of nine to ten years with a five year vesting period. Options to acquire 170,172 shares at a weighted average exercise price of $16.61 per share were outstanding, with 153,086 shares exercisable at December 31, 2005. Options to acquire 105,711 shares under the 2000 ISO Plan expire on April 15, 2011. In addition, options to acquire 46,933 shares expire on May 31, 2012, options to acquire 12,323 shares expire on April 15, 2014 and options to acquire 5,205 shares expire April 15, 2015.

The 2002 Nonstatutory Stock Option Plan (the 2002 NSO Plan) authorized the award of options up to an aggregate maximum of 247,500 shares at an exercise price of fair market value on the grant date. The Company granted options in 2002 and 2003 with contractual terms of approximately 10 years and nine years, respectively, and a vesting period of approximately three years to four years. Options were also granted in 2004 with contractual terms of ten years and a vesting period of approximately four years. In 2005, the Company granted options with contractual terms of nine to ten years and a vesting period of five years. Options to acquire 182,688 shares at a weighted average exercise price of $20.16 per share were outstanding, with 167,257 shares exercisable at December 31, 2005. Options to acquire 170,653 shares under the 2002 NSO Plan expire on May 31, 2012. In addition, options to acquire 10,891 shares expire on April 15, 2014 and options to acquire 1,114 shares expire April 15, 2015.

The 2002 Incentive Stock Option Plan (the 2002 ISO Plan) authorized the award of options up to an aggregate maximum of 247,500 shares at an exercise price of fair market value on the grant date. The Company granted options in 2002 and 2003 with contractual terms of approximately 10 years and nine years, respectively, and a vesting period of approximately three years to four years. Options were also granted in 2004 with contractual terms of ten years and a vesting period of approximately four years. In 2005, the Company granted options with contractual terms of ten years and a vesting period of five years. Options to acquire 187,031 shares at a weighted average exercise price of $22.09 per share were outstanding with 123,783 shares exercisable at December 31, 2005. Options to acquire 163,171 shares

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 12: EMPLOYEE BENEFITS (CONTINUED)

under the 2000 ISO Plan expire on May 31, 2012. In addition, options to acquire 16,333 shares expire on April 15, 2014 and options to acquire 7,527 shares expire April 15, 2015.

The 2004 Nonstatutory Stock Option Plan (the 2004 NSO Plan) authorized the award of options up to an aggregate maximum of 375,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 2004 with contractual terms of ten years and a vesting period of approximately four years. Options were also granted in 2005 with contractual terms of nine to ten years and a vesting period of five years. Options to acquire 355,170 shares at a weighted average exercise price of $27.41 per share were outstanding, with 128,399 shares exercisable at December 31, 2005. Options to acquire 290,303 under the 2004 NSO Plan expire April 15, 2014 and options to acquire 64,867 expire April 15, 2015.

The 2004 Incentive Stock Option Plan (the 2004 ISO Plan) authorized the award of options up to an aggregate maximum of 375,000 shares at an exercise price of fair market value on the grant date. The Company granted options in 2004 with contractual terms of ten years and a vesting period of approximately four years. Options were also granted in 2005 with contractual terms of nine to ten years and vesting periods of five years. Options to acquire 343,920 shares at a weighted average price of $27.38 per share were outstanding with 124,990 exercisable at December 31, 2005. Options to acquire 297,109 shares under the 2004 ISO plan expire on April 15, 2014. In addition, options to acquire 46,811 shares expire on April 15, 2015.

The 2005 Nonstatutory Stock Option Plan (the 2005 NSO Plan) authorized the award of options up to an aggregate maximum of 300,000 shares at an exercise price of fair value on the grant date. The Company granted options in 2005 with contractual terms of 10 years and a vesting period of five years. Options to acquire 213,239 shares at a weighted average exercise price of $27.51 per share were outstanding, with 143,589 shares exercisable at December 31, 2005. Outstanding options expire April 15, 2015.

The 2005 Incentive Stock Option Plan (the 2005 ISO Plan) authorized the award of options up to an aggregate maximum of 300,000 shares at an exercise price of fair value on the grant date. The Company granted options in 2005 with contractual terms of 10 years and a vesting period of five years. Options to acquire 262,607 shares at a weighted average exercise price of $27.50 per share were outstanding, with 50,910 shares exercisable at December 31, 2005. Outstanding options expire April 15, 2015.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 12: EMPLOYEE BENEFITS (CONTINUED)

A summary of the status of the Company’s 10 option plans as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is presented below:

	Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
Fixed Options	Options	Price	Options	Price	Options	Price
Outstanding at Beginning of Year	1,337,531	$22.86	901,865	$17.70	1,226,389	$15.31
Granted	628,200	27.56	688,649	27.34	161,624	23.34
Exercised	(159,090)	17.51	(218,993)	15.74	(441,327)	13.15
Forfeited	(64,457)	26.44	(33,990)	22.60	(44,821)	17.57
Outstanding at End of Year	1,742,184	$24.91	1,337,531	$22.86	901,865	$17.70
Options Exercisable at End of Year	919,371	$22.98	593,955	$19.52	418,089	$16.74
Options Available for Grant at End of Year	159,217		122,960		27,619
Weighted Average Fair Value of Options Granted During the Year	$5.59		$8.23		$6.33

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2005	2004	2003
Expected Life in Years	4.66	5.74	8.98
Interest Rate	3.94%	3.72%	3.59%
Volatility	20.51	28.89	28.31
Dividend Yield	1.73	1.22	1.37

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 12: EMPLOYEE BENEFITS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted	Exercisable	Weighted
	Shares	Average	Average	Shares	Average
	Underlying	Remaining	Exercise	Underlying	Exercise
Range of Exercise Prices	Options	Life (Years)	Price	Options	Price
$13.39	105,711	5.3	$13.39	105,711	$13.39
$18.85 to $19.31	291,824	6.4	18.87	271,487	18.87
$21.50 to $21.99	1,500	6.4	21.99	—	—
$23.70 to $23.91	114,790	6.4	23.71	79,716	23.71
$27.34 to $27.46	1,204,859	8.8	27.40	459,857	27.44
$29.24 to $30.11	15,500	9.0	29.70	1,000	30.11
$30.35 to $31.30	8,000	8.3	30.71	1,600	30.71
$13.39 to $31.30	1,742,184	8.0	$24.91	919,371	$22.98

Deferred Compensation Plans.   Effective as of December 14, 1993, the Company adopted a Deferred Compensation Plan for the benefit of Glen E. Roney, Chief Executive Officer of the Company. The Deferred Compensation Plan provides for a retirement benefit payable to Mr. Roney (the Employee) (or his designated beneficiary or his estate if Mr. Roney dies prior to payment of the full amount of deferred compensation) of $100,000 per year commencing October 29, 2002, and continuing annually thereafter for 14 years. In the event payments are to commence after October 30, 2002, the Company shall pay to Employee on the Late Retirement Date a lump sum equal to the amount of money that would have been paid to Employee had payments commenced on October 30, 2002 (the Catch-Up Amount), and in addition, the Company shall pay to Employee $100,000 per year commencing on October 30 of the year next following the Late Retirement Date and continuing regularly on the same calendar day of each year thereafter, (including the Catch-Up Amount and all other payments) the aggregate sum of $1,500,000; and on the Late Retirement Date, the Company shall pay Employee an amount intended to compensate for Employee’s lost earnings potential on the Catch-Up Amount. If Mr. Roney dies prior to commencement of the retirement benefit, payments would commence immediately and be paid to his designated beneficiary or his estate. The Company also adopted the Trust Under Glen E. Roney Deferred Compensation Plan, in the form prescribed by applicable regulations adopted by the Internal Revenue Service for nonqualified deferred compensation plans. Among other things, the Plan and Trust provide for an initial deposit into the Trust by the Company and subsequent deposits at the discretion of the Board of Directors, and further provide for full funding of the amount necessary to discharge the retirement benefit in the event of a change of control, as that term is defined in the Trust. Since Mr. Roney did not retire on October 29, 2002, payments will be based on the Late Retirement Date.

With the consummation of prior mergers, the Company acquired seven separate deferred compensation plans for the benefit of certain Texas State Bank employees, a former San Juan Bancshares, Inc. employee and two former employees of a bank acquired by Southeast Texas. The plans provide for retirement benefits to be paid to the specific employee (or a designated beneficiary or estate if death occurs prior to payment of the full amount of deferred compensation) on reaching age 65, or age 60 in the case of the former San Juan Bancshares, Inc. employee. One plan entered into on December 10,

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 12: EMPLOYEE BENEFITS (CONTINUED)

1963, commenced payments of $12,903 each year in January 1988, continuing annually thereafter through June 2003. A second plan, entered into on September 1, 1979, provides for payments of $13,333 each year commencing in April 1990, continuing annually thereafter through March 2005; however, the employee elected to receive an amount less than that provided for in the plan over a longer period of time. The third plan, entered into on June 13, 1985, commenced payments of $50,000 per year in March 1999, continuing annually thereafter through February 2019. The fourth plan, entered into on January 1, 1990, commenced payments of $13,350 each year in January 1995 and continuing annually thereafter through December 2009. The fifth plan, entered into on September 13, 1994, commenced payments of $50,000 per year in August 2003, continuing annually thereafter through August 2018. The sixth plan, entered into on July 22, 1997, commenced payments of $38,000 per year in January 2001, continuing annually thereafter for the life of the surviving spouse. The seventh plan, entered into on July 22, 1997, commenced payments of $12,000 per year in January 2001, continuing annually thereafter for the life of the surviving spouse.

The Company has incurred deferred compensation expense of $163,000, $105,000 and $66,000 for the years ended December 31, 2005, 2004 and 2003, respectively, related to the deferred compensation plans previously discussed.

The Bank owns and is the beneficiary of four life insurance policies on the former employees covered by the deferred compensation plans mentioned above. The life insurance policies’ face values are amounts equal to the total benefits paid under the plans.

Southeast Texas Salary Continuation Plan and Executive Deferred Compensation Plan.   As part of the Southeast Texas acquisition during 2004, the Company acquired the Salary Continuation Plan and the Executive Deferred Compensation Plan (the Southeast Texas Plan). At December 31, 2005, there were 18 plan participants. The Southeast Texas Plan provides for payment of a death benefit to the employee’s beneficiary in the event of the employee’s death prior to the payment of all retirement benefits. Life insurance acquired by the Company indemnifies it against this risk. The life insurance is also being used to finance postretirement benefits to employees under the plan. Earnings generated on the cash surrender values offset the benefit costs. The Southeast Texas Plan is a defined contribution plan.

Under the Southeast Texas Plan, the employees contribute a predetermined percentage of their compensation until their normal retirement date of 65 years of age. The Company makes a matching contribution of 50% of the employee’s deferral contribution and credits interest on the deferral account balance each year until payments begin.

At December 31, 2005, the cash surrender value of the life insurance totaled $10,222,000 and is included in other assets in the consolidated balance sheets. The total accrued plan liability at December 31, 2005 was $2,925,000, and is included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company incurred total expenses of $271,000 and $303,000 in 2005 and 2004, respectively, related to the Southeast Texas Plan.

Executive Incentive Compensation Plan.   The Company’s shareholders approved the Texas Regional Bancshares, Inc. Executive Incentive Compensation Plan (the Executive Incentive Compensation Plan or the Plan) on April 19, 2004, which permits the payment of incentive bonuses to the Company’s Chief Executive Officer and other senior executive officers of the Company. The Executive Incentive Compensation Plan is structured to meet the Section 162(m) requirements under which cash awards of

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 12: EMPLOYEE BENEFITS (CONTINUED)

incentive compensation may be granted. To date, the only officer of the Company who has been awarded incentive bonuses under this plan is the Chief Executive Officer.

The Performance Goals related to an award made, and the total dollar amount of the proposed incentive payment, are established by the Compensation Committee (the Committee) prior to the completion of 25% of the Incentive Period. Incentive payments are paid in cash at such time or times as are determined by the Committee. No payment may be made unless at least one of the return targets is met. The Executive Incentive Compensation Plan authorizes the Compensation Committee to determine the Performance Goals applicable to an incentive period, which may be based on one or more of the following: amount of annual earnings, amount or percentage of annual earnings growth, amount of quarterly earnings, amount or percentage of quarterly earnings growth, earnings growth as compared to the comparable prior period (whether composed of one or several quarterly earnings periods), basic earnings per share, increase in basic earnings per share, fully diluted earnings per share, increase in fully diluted earnings per share, total assets, increase in total assets, amount or percentage of return on average total assets, total equity, amount or percentage of return on total shareholders’ equity, return on average shareholders’ equity, stock price (threshold) and increase in stock price, in each case with or without the exclusion of unusual or extraordinary items. No individual participant may receive more than a maximum of 2.5% of the total income before income taxes of the Company for the year as an award under the Plan in any calendar year. The Committee has the authority to amend or terminate the Executive Incentive Compensation Plan, but no such action may adversely affect any rights or obligations with respect to any awards theretofore made under the Plan. Unless the shareholders have first approved it, no amendment of the Plan shall be effective which would increase the maximum amount which can be paid to any one participant under the Plan, which would change the specified performance goal for payment, or which would modify the requirements for eligibility for participation in the Plan. No award shall be made under the Plan after December 31, 2008. During 2005, amounts owed under the Plan were waived. Payments to the Company’s Chief Executive Officer under the Executive Incentive Compensation Plan totaled $1,500,000 for 2004 based upon the Company having met the specified target of percentage increase in diluted earnings per share. The Committee has established earning targets related to the percentage increase in income before federal income taxes and the percentage increase in earnings per share as targets for award payments after the initial award.

NOTE 13: COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included on the consolidated balance sheets. These transactions are referred to as “off balance sheet commitments”. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and letters of credit which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual notional amount of those instruments. The Company subjects off balance sheet commitments to the same credit approval and monitoring procedures as its other credit facilities.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 13: COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

At December 31, 2005, the Company had outstanding commitments to extend credit of $763,691,000, commercial letters of credit of $62,000, standby letters of credit of $96,215,000, and credit card guarantees of $1,358,000. In addition, the Company had contractual construction and real estate purchase commitments of $4,365,000.

The Company enters into standby letters of credit to guarantee performance of customers to third parties. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2005, the maximum potential amount of future payments is $96,215,000.

The majority of the Company’s letters of credit are collateralized by cash or other assets of its customers. In the event a letter of credit is called by its beneficiary, the Company funds the amount to the beneficiary from the customer’s cash collateral or from the proceeds of a loan to its customer typically secured by the customer’s collateral. The fair value of the standby letters of credit was $263,000 and $297,000 at December 31, 2005 and 2004, respectively.

The Company was obligated under non-cancelable leases for premises and equipment with terms, including renewal options, ranging from one to forty years. Lease expense was $4,020,000, $3,020,000 and $1,216,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum future lease payments on operating leases, with original terms of one year or more, as of December 31, 2005 are as follows:

	Office		Parking
(Dollars in Thousands)	Space	Equipment	Garage	Total
2006	$3,381	$157	$187	$3,725
2007	2,842	153	187	3,182
2008	1,455	96	187	1,738
2009	1,228	19	185	1,432
2010	1,116	—	185	1,301
Thereafter	5,192	—	3,433	8,625
Total Future Minimum Lease Payments	$15,214	$425	$4,364	$20,003

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 13: COMMITMENTS AND CONTINGENCIES (CONTINUED)

In the normal course of business, the Company also leases space in buildings it owns to third parties. Lease income was $1,907,000, $1,612,000 and $1,549,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Lease income is recorded in net occupancy expense in the consolidated statements of income and comprehensive income. Minimum future rentals from buildings owned as of December 31, 2005 are as follows:

(Dollars in Thousands)	Total
2006	$1,615
2007	1,302
2008	838
2009	419
2010	42
Thereafter	—
Total Minimum Future Rentals	$4,216

The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the consolidated financial position and results of operations of the Company will not be materially affected by the final outcome of these legal proceedings.

The Company has been notified of the filing of a lawsuit in which the Company, a Director, and other individuals and entities have been named as defendants. The plaintiffs in the lawsuit purport to act as the assignees of another bank and as co-agents on behalf of the former shareholders of the other bank. Among other things, the lawsuit seeks recovery of funds lost by that bank arising out of an alleged check kiting scheme involving cashier’s checks issued by that bank and customer checks drawn on Community Bank & Trust, SSB (Community) and a third bank. Plaintiffs seek recovery of $3,374,256, plus an unspecified amount of consequential damages, interest, attorneys’ fees and expense. Community was acquired by the Company as part of its acquisition of Southeast Texas Bancshares, Inc. in March 2004.

A lawsuit was subsequently filed by the Company’s Director against certain third parties related to the same businesses involved in the check kiting scheme that is the subject of the litigation referred to above. The Company and the Bank were not named as original parties in this litigation. However, in December 2005, a counterclaim and third party petition was filed in this litigation against the Company. In the counterclaim and third party petition, the Plaintiff claims, among other things, that Community, acting in concert with the Director, tortiously interfered with existing contracts, breached an agreement and breached fiduciary duties and duties of good faith and fair dealing. The Plaintiff also claims that the wrongful actions he asserts in the litigation constitute fraud, constructive fraud and/or fraudulent concealment, and negligence, gross negligence and negligent misrepresentation. The Plaintiff claims both actual and punitive damages of an unspecified amount. The Company’s management has notified its insurance carriers and intends to vigorously defend the lawsuits.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 14: OTHER NONINTEREST EXPENSE, NET

Other noninterest expense, net consisted of the following:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Advertising and Public Relations	$5,620	$5,737	$3,755
Data Processing and Check Clearing	7,710	6,592	3,470
Directors Fees	728	766	523
Franchise Tax	447	324	254
Insurance	720	717	559
FDIC Insurance	677	673	517
Legal	1,613	1,575	1,764
Professional	4,515	3,133	2,909
Postage, Delivery and Freight	2,788	2,754	1,695
Printing, Stationery and Supplies	3,601	3,770	2,345
Software Amortization	2,604	2,422	1,673
Telephone	1,813	1,657	948
Other Losses	1,618	1,558	829
Miscellaneous Expense	5,583	5,167	3,278
Total	$40,037	$36,845	$24,519

NOTE 15: NET INCOME PER COMMON SHARE COMPUTATIONS

Basic net income per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year, retroactively adjusted for the stock splits and stock dividends effected during the periods.

Diluted net income per share was computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year, retroactively adjusted for the stock splits and stock dividends effected during the periods. The diluted net income per share computation includes the effects of common stock equivalents applicable to stock option contracts and contingently issuable shares.

The number of shares outstanding and related net income per share amounts for 2005, 2004 and 2003 have been adjusted to reflect stock splits and stock dividends effected during the periods.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 15: NET INCOME PER COMMON SHARE COMPUTATIONS (CONTINUED)

The table below presents basic and diluted net income per share computations.

	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2005	2004	2003
Net Income Available to Common Shareholders	$88,368	$76,658	$62,309
Weighted Average Number of Common Shares Outstanding	49,630,692	48,042,638	44,057,833
Add Assumed Exercise of Dilutive Stock Options Outstanding	254,682	311,865	242,692
Riverway Holdback Shares	—	—	247,500
Weighted Average Number of Common Shares Outstanding and Common Share Equivalents	49,885,374	48,354,503	44,548,025
Basic EPS	$1.78	$1.60	$1.41
Diluted EPS	1.77	1.59	1.40

NOTE 16: TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY) CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	December 31,
(Dollars in Thousands)	2005	2004
Assets
Cash in Subsidiary Bank	$25,502	$24,578
Total Cash and Cash Equivalents	25,502	24,578
Investments in Consolidated Subsidiaries	626,081	576,705
Furniture and Equipment, Net	71	86
Other Assets	2,175	2,073
Total Assets	$653,829	$603,442
Liabilities
Accounts Payable and Accrued Liabilities	$5,369	$4,427
Dividends Payable	5,968	4,957
Total Liabilities	11,337	9,384
Shareholders’ Equity	642,492	594,058
Total Liabilities and Shareholders’ Equity	$653,829	$603,442

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 16: TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY) CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Condensed Statements of Income	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Income
Dividends Received	$19,234	$129,089	$7,759
Other	—	(25)	3
Total Income	19,234	129,064	7,762
Expense
Occupancy Expense	17	17	17
Equipment Expense	21	25	22
Directors Fees	290	297	198
Legal and Professional	269	302	209
Printing, Stationery and Supplies	231	204	157
Other	85	50	37
Total Expense	913	895	640
Income Before Income Tax Benefit and Equity in Undistributed Net Income (Loss) of Subsidiaries	18,321	128,169	7,122
Income Tax Benefit	(320)	(322)	(227)
Income Before Equity in Undistributed Net Income (Loss) of Subsidiaries	18,641	128,491	7,349
Equity in Undistributed Net Income (Loss) of Subsidiaries	69,727	(51,833)	54,960
Net Income	$88,368	$76,658	$62,309

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 16: TEXAS REGIONAL BANCSHARES, INC. (PARENT ONLY) CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Condensed Statements of Cash Flows	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Cash Flows from Operating Activities
Net Income	$88,368	$76,658	$62,309
Adjustment to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and Amortization	20	15	15
Loss on Disposal of Premises and Equipment	—	25	—
Undistributed Net (Income) Loss of Subsidiaries	(69,727)	51,833	(54,960)
(Increase) Decrease in Other Assets	(917)	(715)	335
Increase (Decrease) in Income Taxes Payable	814	(605)	(412)
Increase in Deferred Income Taxes	(4)	(6)	(5)
Increase in Accounts Payable and Accrued Liabilities	1,417	3,404	1,615
Net Cash Provided by Operating Activities	19,971	130,609	8,897
Cash Flows from Investing Activities
Purchase of Fixed Assets	—	(105)	—
Proceeds from Sale of Premises and Equipment	—	41	—
Contribution to Subsidiary	—	—	(1,706)
Net Cash Used in Mergers	—	(118,097)	(36)
Net Cash Used in Investing Activities	—	(118,161)	(1,742)
Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options	2,785	3,446	5,800
Cash Dividends Paid on Common Stock	(21,832)	(16,662)	(13,842)
Cash Paid in Lieu of Fractional Shares	—	(37)	(44)
Net Cash Used in Financing Activities	(19,047)	(13,253)	(8,086)
Net Increase (Decrease) in Cash and Cash Equivalents	924	(805)	(931)
Cash and Cash Equivalents at Beginning of Year	24,578	25,383	26,314
Cash and Cash Equivalents at End of Year	$25,502	$24,578	$25,383
Supplemental Disclosures of Cash Flow Information
Income Taxes Paid	$46,855	$40,903	$33,558

NOTE 17: RESTRICTIONS ON RETAINED EARNINGS

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The amount of retained earnings in the Bank at December 31, 2005 was $224,390,000. On December 31, 2005, the aggregate amount of dividends which legally could be paid to the Corporation without prior approval of various regulatory agencies was $68,406,000.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 18: REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject at December 31, 2005.

At December 31, 2005, the most recent notification from the Federal Reserve Board categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

The Company’s and Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
December 31, 2005
Total Capital (to Risk-Weighted Assets)	$561,347	11.97%	$375,321	8.00%	$469,151	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	511,320	10.90	187,661	4.00	281,491	6.00
Tier 1 Capital (to Average Assets)	511,320	8.26	247,642	4.00	309,553	5.00
December 31, 2004
Total Capital (to Risk-Weighted Assets)	$501,326	11.91%	$336,800	8.00%	$421,001	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	456,302	10.84	168,400	4.00	252,600	6.00
Tier 1 Capital (to Average Assets)	456,302	8.32	219,331	4.00	274,163	5.00
Texas State Bank
December 31, 2005
Total Capital (to Risk-Weighted Assets)	$536,233	11.45	$374,816	8.00%	$468,520	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	486,206	10.38	187,408	4.00	281,112	6.00
Tier 1 Capital (to Average Assets)	486,206	7.86	247,370	4.00	309,213	5.00
December 31, 2004
Total Capital (to Risk-Weighted Assets)	$475,282	11.31%	$336,320	8.00%	$420,399	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	430,258	10.23	168,160	4.00	252,240	6.00
Tier 1 Capital (to Average Assets)	430,258	7.86	218,899	4.00	273,624	5.00

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 19: FAIR VALUE OF FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and Due From Banks	$179,829	$179,829	$145,528	$145,528
Interest-Bearing and Time Deposits	385	385	787	787
Securities Available for Sale	1,840,780	1,840,780	1,530,503	1,530,503
Securities Held to Maturity	—	—	210	215
Loans Held for Sale	34,490	34,484	28,982	29,002
Loans Held for Investment	4,109,615	4,038,107	3,750,519	3,729,208
Financial Liabilities:
Demand Deposits	1,104,501	1,104,501	866,773	866,773
Savings	223,163	223,163	211,825	211,825
Money Market Checking and Savings	1,745,582	1,745,582	1,440,207	1,440,271
Time Deposits	2,320,085	2,320,704	2,242,035	2,257,398
Federal Funds Purchased and Securities Sold Under Repurchase Agreement	86,931	86,854	108,891	109,259
Federal Home Loan Bank Advances	369,432	369,314	285,848	285,895
Junior Subordinated Debentures	67,012	62,063	67,012	69,981
Off Balance-Sheet Instruments:
Commitments to Extend Credit	1,027	1,027	1,051	1,051
Standby Letters of Credit	263	263	297	297

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

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 19: FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

LOANS HELD FOR SALE

The fair value of loans held for sale is based on outstanding commitments from investors.

LOANS HELD FOR INVESTMENT

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

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES

These financial instruments are not sold or traded, and estimated fair values are not readily available. The carrying amount of commitments to extend credit and standby letters of credit is the net unamortized deferred fees arising from these unrecognized financial instruments. The estimated fair value of these commitments is considered to be the carrying value. Financial guarantees consist of obligations for credit cards issued to certain customers. Substantially all of the liability for financial guarantees are collateralized by deposits pledged to the Company.

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

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 19: FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Fair value estimates are based on existing on- and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets and liabilities, premises, equipment and goodwill. In addition, tax effects related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

NOTE 20: BUSINESS COMBINATIONS

On February 22, 2002, the Company completed the acquisition of Riverway Holdings, Inc. (Riverway) and its subsidiary, Riverway Bank located in Houston, Harris County, Texas. The shareholders of Riverway received 2,911,159 shares (adjusted to reflect stock splits and stock dividends effected since date of acquisition) of Texas Regional common stock in exchange for their shares of Riverway common stock. In addition, 247,500 shares (adjusted to reflect stock splits and stock dividends effected since date of acquisition) of Texas Regional were issued and held in escrow pursuant to a holdback escrow agreement. During the fourth quarter of 2004, the Company terminated the holdback escrow agreement and released the shares in escrow after certain contingencies were resolved. Riverway had total assets of approximately $681.1 million, loans held for investment of $347.0 million, deposits of $504.6 million and equity of $30.4 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements since the date of acquisition. Riverway Bank merged with and into the Bank.

On November 18, 2002, the Company completed the acquisition of San Juan Bancshares, Inc. (San Juan) and its subsidiary, Texas Country Bank located in San Juan, Hidalgo County, Texas, with one additional banking location in Progreso, Hidalgo County, Texas. The shareholders of San Juan received 247,492 shares (adjusted to reflect stock splits and stock dividends effected since date of acquisition) of Texas Regional common stock in exchange for their shares of San Juan common stock. San Juan had total assets of $49.9 million, loans held for investment of $23.0 million, deposits of $44.7 million and equity of $4.3 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements since the date of acquisition. Texas Country Bank merged with and into the Bank.

On February 14, 2003, the Company completed the acquisition of Corpus Christi Bancshares, Inc. (Corpus Christi) and its subsidiary, The First State Bank located in Bishop, Nueces County, Texas, with one additional banking location in Corpus Christi, Nueces County, Texas. The shareholders of Corpus Christi received 61,261 shares (adjusted to reflect stock splits and stock dividends effected since date of acquisition) of Texas Regional common stock in exchange for their shares of Corpus Christi common stock not owned by Texas Regional. Texas Regional already owned approximately 32 percent of the shares of Corpus Christi. Corpus Christi had total assets of $33.4 million, loans of $18.4 million, deposits of $29.2 million and equity of $2.3 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements since the date of acquisition. The First State Bank merged with and into the Bank.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005, 2004 AND 2003

NOTE 20: BUSINESS COMBINATIONS (CONTINUED)

On March 12, 2004, the Company completed the acquisition of Southeast Texas and its subsidiaries, Community Bank and Trust, SSB, Port Arthur Abstract and Title Company, Southeast Texas Title Company and Southeast Texas Insurance Services,  L. P., which operates under the name of Community Insurance. Community Bank and Trust, SSB operated through 29 banking locations in a seven county area. The shareholders of Southeast Texas received $113,197,000 in cash and 4,609,565 shares (adjusted to reflect stock split effected since date of acquisition) of Texas Regional common stock in exchange for all of the outstanding shares of Southeast Texas. Southeast Texas had total assets of $1.1 billion, loans held for investment of $687.9 million, deposits of $967.0 million and equity of $106.9 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements since the date of acquisition. Community Bank and Trust, SSB merged with and into the Bank.

On November 23, 2004, the Company completed the acquisition of Valley Mortgage Company, Inc. (Valley Mortgage). Valley Mortgage was a privately held mortgage banking firm headquartered in McAllen, Texas with additional offices in Brownsville, Corpus Christi, Del Rio, Harlingen, Laredo, San Antonio and Sugar Land. The shareholders of Valley Mortgage received $4,593,000 in cash and 294,129 shares of newly issued Texas Regional common stock in exchange for all of the outstanding shares of Valley Mortgage. Valley Mortgage had total assets of $10.5 million and shareholders’ equity of $6.1 million. The Company accounted for the acquisition under the purchase method of accounting; therefore, the results of operations have been included in the consolidated financial statements since the date of acquisition. Valley Mortgage is now a wholly-owned subsidiary of the Bank.

On January 14, 2005, the Company completed the acquisition of Mercantile Bank & Trust, FSB (Mercantile). Mercantile was a privately held federal savings bank headquartered in Dallas, Texas, with two additional banking locations in the Dallas metropolitan area. The shareholders of Mercantile received $35,640,000 in cash in exchange for all the outstanding shares of Mercantile. Mercantile had total assets of $213.8 million, loans held for investment of $118.1 million, deposits of $197.5 million and equity of $14.7 million. The transaction was accounted for under the purchase method of accounting; therefore, the results of operations are included in the consolidated financial statements since the date of acquisition. The proforma effect and the financial results of Mercantile included in the results of operations since the date of acquisition were not material to the Company’s financial condition or the operating results for the periods presented. Mercantile was merged with and into the Bank.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

As of the date of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Texas Regional Bancshares, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Texas Regional Bancshares, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Texas Regional Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Texas Regional Bancshares, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Texas Regional Bancshares, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Texas Regional Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Texas Regional Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Texas Regional Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

March 7, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated herein by reference to the sections entitled “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2006. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 11.         EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the section entitled “Executive Officers” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2006. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding ownership of the Company’s common stock by certain beneficial owners and by management and the information regarding the Company’s equity compensation plan are incorporated herein by reference to the sections entitled “Stock Ownership of Principal Shareholders and Others” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2006. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding transactions between management and others and the Company called for by Item 13 is incorporated herein by reference to the sections entitled “Transactions with Management and Others” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2006. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated herein by reference to the section entitled “Relationship with Independent Auditors” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2006. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

(1)         The following consolidated financial statements of the registrant and its subsidiaries, are included herein:

(i)             Report of Independent Registered Public Accounting Firm.

(ii)         Consolidated Balance Sheets—December 31, 2005 and 2004.

(iii)     Consolidated Statements of Income and Comprehensive Income—Years Ended December 31, 2005, 2004 and 2003.

(iv)       Consolidated Statements of Changes in Shareholders’ Equity—Years Ended December 31, 2005, 2004 and 2003.

(v)           Consolidated Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003.

(vi)       Notes to Consolidated Financial Statements—Years Ended December 31, 2005, 2004 and 2003.

(2)         Financial Statement Schedules are omitted because the required information is not applicable.

(3)         Exhibits—The following exhibits are filed as a part of this Annual Report on Form 10-K:

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

3.8	Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed June 3, 1998 (incorporated by reference from Form S-8 filed June 26, 1998, Commission File No. 333-57819).

3.9	Amended and Restated Bylaws of Texas Regional Bancshares, Inc. (incorporated by reference from Form S-8 filed June 26, 1998, Commission File No. 333-57819).
3.10	Amendment to Articles of Incorporation of Texas Regional Bancshares, Inc., filed May 10, 2005 (incorporated by reference from Form 10-Q filed May 10, 2005, Commission File No. 000-14517).
4	Relevant portions of Texas Regional Bancshares, Inc. Articles of Incorporation and Bylaws (incorporated by reference from Exhibits 3.1 through 3.9).
10.1	Texas Regional Bancshares, Inc. 1995 Nonstatutory Stock Option Plan (incorporated by reference from Form S-1 filed March 6, 1996, Commission File No. 333-01467).
10.2	Texas Regional Bancshares, Inc. 1997 Incentive Stock Option Plan (incorporated by reference from Form S-4 filed January 8, 1998, Commission File No. 333-41959).
10.3	Texas Regional Bancshares, Inc. 1997 Nonstatutory Stock Option Plan (incorporated by reference from Form S-4 filed January 8, 1998, Commission File No. 333-41959).
10.4	Amendment Number 1 to Texas Regional Bancshares, Inc. 1997 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed June 26, 1998, Commission File No. 333-57819).
10.5	Amendment Number 1 to Texas Regional Bancshares, Inc. 1997 Nonstatutory Stock Option Plan (incorporated by reference from Form S-8 filed June 26, 1998, Commission File No. 333-57831).
10.6	Texas Regional Bancshares, Inc. 2000 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed June 12, 2001, Commission File No. 333-62834).
10.7	Texas Regional Bancshares, Inc. 2002 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed June 10, 2002, Commission File No. 333-90146).
10.8	Texas Regional Bancshares, Inc. 2002 Nonstatutory Stock Option Plan (incorporated by reference from Form S-8 filed June 10, 2002, Commission File No. 333-90144).
10.9	Texas Regional Bancshares, Inc. 2004 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed July 16, 2004, Commission File No. 333-117438).
10.10	Texas Regional Bancshares, Inc. 2004 Nonstatutory Stock Option Plan (incorporated by reference from Form S-8 filed July 16, 2004, Commission File No. 333-117435).
10.11	Texas Regional Bancshares, Inc. 2005 Incentive Stock Option Plan (incorporated by reference from Form S-8 filed August 1, 2005, Commission File No. 333-127075).
10.12	Texas Regional Bancshares, Inc. 2005 Incentive Stock Option Plan Amendment Number 1 (incorporated by reference from Form S-8 filed August 1, 2005, Commission File No. 333-127075).
10.13	Texas Regional Bancshares, Inc. 2005 Nonstatutory Stock Option Plan (incorporated by reference from Form S-8 filed August 1, 2005, Commission File No. 333-127076).
10.14	Texas Regional Bancshares, Inc. 2005 Nonstatutory Stock Option Plan Amendment Number 1 (incorporated by reference from Form S-8 filed August 1, 2005, Commission File No. 333-127076).

10.15	Glen E. Roney Amended and Restated Deferred Compensation Plan dated as of March 11, 1997 (incorporated by reference from Form 10-K filed March 12, 1997, Commission File No. 000-14517).
10.16

Amendment Number 1 to Glen E. Roney Deferred Compensation Plan effective March 11, 1997, which amendment is effective June 25, 1997 (incorporated by reference from Form 10-Q filed October 21, 1997, Commission File No. 000-14517).

10.17

Amendment Number 2 to Glen E. Roney Deferred Compensation Plan effective March 11, 1997, which amendment is effective July 25, 1997 (incorporated by reference from Form 10-Q filed October 21, 1997, Commission File No. 000-14517).

10.18

Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) Provisions), effective December 31, 2001 (incorporated by reference from Form S-8 filed December 21, 2001, Commission File No. 333-75680).

10.19

Amendment Number 1 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form S-8 filed December 21, 2001, Commission File No. 333-75680).

10.20

Amendment Number 2 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 18, 2002, Commission File No. 000-14517).

10.21

Amendment Number 3 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 18, 2002, Commission File No. 000-14517).

10.22

Amendment Number 4 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 18, 2002, Commission File No. 000-14517).

10.23

Amendment Number 5 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 13, 2003, Commission File No. 000-14517).

10.24

Amendment Number 6 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 13, 2003, Commission File No. 000-14517).

10.25

Amendment Number 7 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 10, 2004, Commission File No. 000-14517).

10.26

Amendment Number 8 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 10, 2004, Commission File No. 000-14517).

10.27

Amendment Number 9 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 10, 2004, Commission File No. 000-14517).

10.28

Amendment Number 10 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed May 10, 2004, Commission File No. 000-14517).

10.29

Amendment Number 11 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed August 9, 2004, Commission File No. 000-14517).

10.30

Amendment Number 12 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed August 9, 2004, Commission File No. 000-14517).

10.31

Amendment Number 13 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed November 9, 2004, Commission File No. 000-14517).

10.32

Amendment Number 14 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-K filed March 8, 2005, Commission File No. 000-14517).

10.33

Amendment Number 15 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed May 10, 2005, Commission File No. 000-14517).

10.34

Amendment Number 16 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed May 10, 2005, Commission File No. 000-14517).

10.35

Amendment Number 17 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed May 10, 2005, Commission File No. 000-14517).

10.36

Amendment Number 18 to Texas Regional Bancshares, Inc. Amended and Restated Employee Stock Ownership Plan (with 401(k) provisions) (incorporated by reference from Form 10-Q filed August 9, 2005, Commission File No. 000-14517).

10.37	Texas Regional Bancshares, Inc. Executive Incentive Compensation Plan (incorporated by reference from Form 10-K filed March 8, 2005, Commission File No. 000-14517).
10.38	Employment Agreement by and between J. Pat Parsons and Texas Regional Bancshares, Inc. (incorporated by reference from Form 10-K filed March 8, 2005, Commission File No. 000-14517).
14	Code of Ethics (incorporated by reference from Form 10-K filed March 10, 2004, Commission File No. 000-14517).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of KPMG LLP (filed herewith).
31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer)(filed herewith).
31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer)(filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)
March 7, 2006	/s/ G. E. RONEY
Glen E. Roney
Chairman of the Board, President &
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ G. E. RONEY	Chairman of the Board, President	March 7, 2006
Glen E. Roney	and Chief Executive Officer (principal executive officer)
/s/ MORRIS ATLAS	Director	March 7, 2006
Morris Atlas
/s/ ROBERT F. BOGGUS	Director	March 7, 2006
Robert F. Boggus
/s/ ROBERT R. FARRIS	Director	March 7, 2006
Robert R. Farris
/s/ HILL A. FEINBERG	Director	March 7, 2006
Hill A. Feinberg
/s/ C. KENNETH LANDRUM, M.D.	Director	March 7, 2006
C. Kenneth Landrum, M.D.
/s/ DAVID L. LANE	Director	March 7, 2006
David L. Lane

/s/ JACK H. MAYFIELD, JR.	Director	March 7, 2006
Jack H. Mayfield, Jr.
/s/ JOE PENLAND, SR.	Director	March 7, 2006
Joe Penland, Sr.
/s/ JOSEPH E. REID	Director	March 7, 2006
Joseph E. Reid
/s/ TUDOR G. UHLHORN	Director	March 7, 2006
Tudor G. Uhlhorn
/s/ WALTER UMPHREY	Director	March 7, 2006
Walter Umphrey
/s/ M. M. YZAGUIRRE	Director	March 7, 2006
Mario Max Yzaguirre
/s/ PAUL S. MOXLEY	Senior Executive Vice President	March 7, 2006
Paul S. Moxley
/s/ JOHN A. MARTIN	Executive Vice President and	March 7, 2006
John A. Martin	Chief Financial Officer (principal financial officer)

/s/ JOHN A. MARTIN	Principal Accounting Officer	March 7, 2006
John A. Martin
/s/ DENNIS G. CAHLIK	Controller/Assistant Secretary	March 7, 2006
Dennis G. Cahlik

INDEX TO EXHIBITS FILED HEREWITH

Exhibit Number	Sequentially Numbered Exhibit
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer).
31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer).
32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.