Form 10-Q
period 2006-03-31
TEXAS REGIONAL BANCSHARES INC
filed 2006-05-10
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

There were 54,766,645 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of May 8, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share Data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and Due From Banks	$139,452	$179,829
Interest-Bearing Deposits at Other Banks	415	385
Federal Funds Sold	28,500	—
Total Cash and Cash Equivalents	168,367	180,214
Securities Available for Sale, at Fair Value	1,889,781	1,840,780
Loans Held for Sale	37,792	34,490
Loans Held for Investment, Net of Unearned Income and Fees	4,104,728	4,109,615
Less: Allowance for Loan Losses	(51,012)	(50,027)
Net Loans Held for Investment	4,053,716	4,059,588
Premises and Equipment, Net	151,720	149,698
Accrued Interest Receivable	42,020	42,628
Other Real Estate	15,005	7,086
Goodwill	193,094	192,740
Identifiable Intangibles, Net	24,191	25,624
Other Assets	58,308	55,471
Total Assets	$6,633,994	$6,588,319
Liabilities
Deposits
Demand	$1,116,110	$1,104,501
Savings	231,864	223,163
Money Market Checking and Savings	1,873,739	1,745,582
Time Deposits	2,384,863	2,320,085
Total Deposits	5,606,576	5,393,331
Other Borrowed Money	315,960	523,375
Accounts Payable and Accrued Liabilities	54,938	29,121
Total Liabilities	5,977,474	5,945,827
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 100,000,000 Shares Authorized; Issued 54,764,590 Shares in 2006 and 49,733,990 Shares in 2005	54,765	49,734
Paid-In Capital	558,679	404,515
Retained Earnings	69,165	211,545
Accumulated Other Comprehensive Loss, Net of Tax	(26,089)	(22,563)
Treasury Stock; 21,780 Shares in 2005, at Cost	—	(739)
Total Shareholders’ Equity	656,520	642,492
Total Liabilities and Shareholders’ Equity	$6,633,994	$6,588,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Interest Income
Loans Held for Sale	$507	$304
Loans Held for Investment, Including Fees	82,133	66,131
Securities
Taxable	16,477	12,932
Tax-Exempt	1,579	1,210
Interest-Bearing and Time Deposits	4	31
Federal Funds Sold	116	100
Total Interest Income	100,816	80,708
Interest Expense
Deposits	34,231	20,238
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	575	568
Federal Home Loan Bank Advances	3,045	1,444
Other Borrowed Money	1,325	1,046
Total Interest Expense	39,176	23,296
Net Interest Income Before Provision for Loan Losses	61,640	57,412
Provision for Loan Losses	4,871	5,407
Net Interest Income After Provision for Loan Losses	56,769	52,005
Noninterest Income
Service Charges on Deposit Accounts	8,999	9,140
Other Service Charges	3,374	2,857
Insurance Commissions, Fees and Premiums, Net	1,006	998
Trust Fees	1,901	1,840
Mortgage Banking Revenues	1,185	1,268
Realized Losses on Sales of Securities Available for Sale, Net	(97)	(2)
Data Processing Service Fees	2,284	2,624
Loan Servicing Income (Loss), Net	(14)	153
Other Noninterest Income	1,138	6,128
Total Noninterest Income	19,776	25,006
Noninterest Expense
Salaries and Employee Benefits	22,962	22,717
Occupancy Expense, Net	3,869	3,414
Equipment Expense	3,416	3,323
Other Real Estate Expense, Net	101	229
Amortization of Identifiable Intangibles	1,618	1,841
Other Noninterest Expense	9,770	9,575
Total Noninterest Expense	41,736	41,099
Income Before Income Tax Expense	34,809	35,912
Income Tax Expense	11,798	12,113
Net Income	$23,011	$23,799
Earnings Per Common Share
Basic	$0.42	$0.44
Diluted	0.42	0.43

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in Thousands)

	Common Stock - Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	(Unaudited)
Three Months Ended March 31, 2006
Balance, December 31, 2005	$49,734	$404,515	$211,545	$(22,563)	$(739)	$642,492
Net Income	—	—	23,011	—	—	23,011
Net Unrealized Holding Losses Arising During Period	—	—	—	(3,589)	—	(3,589)
Less: Reclassification Adjustment for Net Realized Losses Included in Net Income	—	—	—	(63)	—	(63)
Total Comprehensive Income	—	—	23,011	(3,526)	—	19,485
Exercise of Stock Options, 75,297 Shares of Class A Common Stock	75	1,518	—	—	—	1,593
Tax Benefits Related to Stock Compensation	—	181	—	—	—	181
Stock-Based Compensation	—	486	—	—	—	486
Ten Percent Stock Dividend	4,977	152,697	(157,674)	—	—	—
Cash Paid in Lieu of Fractional Shares	—	—	(52)	—	—	(52)
Cancellation of Treasury Stock	(21)	(718)	—	—	739	—
Cash Dividends - $0.140 per common share	—	—	(7,665)	—	—	(7,665)
Balance, March 31, 2006	$54,765	$558,679	$69,165	$(26,089)	$—	$656,520

Three Months Ended March 31, 2005
Balance, December 31, 2004	$49,575	$401,414	$146,020	$(2,212)	$(739)	$594,058
Net Income	—	—	23,799	—	—	23,799
Net Unrealized Holding Losses Arising During Period	—	—	—	(12,756)	—	(12,756)
Less: Reclassification Adjustment for Net Realized Losses Included in Net Income	—	—	—	(1)	—	(1)
Total Comprehensive Income	—	—	23,799	(12,755)	—	11,044
Exercise of Stock Options, 39,103 Shares of Class A Common Stock	39	625	—	—	—	664
Tax Benefits Related to Stock Compensation	—	89	—	—	—	89
Cash Dividends - $0.091 per common share	—	—	(4,959)	—	—	(4,959)
Balance, March 31, 2005	$49,614	$402,128	$164,860	$(14,967)	$(739)	$600,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$23,011	$23,799
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion	6,819	7,271
Provision for Loan Losses	4,871	5,407
Provision for Estimated Losses on Other Real Estate and Other Assets	200	—
Share-Based Compensation Expense	486	—
Provision for Estimated Losses on Mortgage Servicing Rights	—	(148)
Net Realized Losses on Sale of Securities Available for Sale	97	2
Gain on Sale of Other Assets	(22)	(52)
(Gain) Loss on Sale of Other Real Estate	(177)	18
Gain on Disposal of Premises and Equipment	(114)	(22)
Gain on Sale of Loans Held for Sale	(542)	(488)
Gain on Sale of Mortgage Servicing Rights	(485)	(319)
Net Change in Loans Held for Sale	(2,760)	4,429
Deferred Tax Benefit	(2,408)	(1,410)
Net Change in Accrued Interest Receivable and Other Assets	2,573	2,753
Net Change in Accounts Payable and Accrued Liabilities	16,050	13,585
Net Cash Provided by Operating Activities	47,599	54,825
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	—	8
Proceeds from Sales of Securities Available for Sale	10,800	21,899
Proceeds from Maturing Securities Available for Sale	48,397	47,743
Purchases of Securities Available for Sale	(107,411)	(202,009)
Loan Originations and Advances, Net	(9,561)	16,148
Recoveries of Charged-Off Loans	474	760
Proceeds from Sale of Premises and Equipment	398	22
Purchases of Premises and Equipment	(5,316)	(4,322)
Proceeds from Sale of Other Real Estate	906	957
Proceeds from Sale of Other Assets	228	339
Net Cash Provided by Mergers	—	20,422
Net Cash Used in Investing Activities	(61,085)	(98,033)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	148,467	78,535
Net Increase (Decrease) in Time Deposits	64,778	(10,678)
Net Decrease in Other Borrowed Money	(207,415)	(10,422)
Cash Dividends Paid on Class A Common Stock	(5,913)	(4,955)
Cash Paid in Lieu of Fractional Shares	(52)	—
Proceeds from Exercise of Stock Options	1,593	664
Excess Tax Benefits from Stock-Based Compensation	181	—
Net Cash Provided by Financing Activities	1,639	53,144
Increase (Decrease) in Cash and Cash Equivalents	(11,847)	9,936
Cash and Cash Equivalents at Beginning of Period	180,214	146,307
Cash and Cash Equivalents at End of Period	$168,367	$156,243

Texas Regional Bancshares, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$38,505	$22,407
Income Taxes Paid	12,900	200
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	11,613	3,451
Financing Provided for Sales of Other Real Estate	1,525	131
Increase in Securities Purchased But Not Settled	8,012	10,091
Increase Other Real Estate Sold But Not Settled	—	1,452
Net Increase in Dividends Payable	1,752	4
The Company acquired Mercantile Bank & Trust, FSB, on January 14, 2005.
Assets acquired and liabilities assumed were as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	—	144,464
Net Cash and Cash Equivalents Received	—	20,430
Fair Value of Liabilities Assumed	—	164,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with U.S. generally accepted accounting principles. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2006 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (Texas Regional or the Company) Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of Texas Regional Bancshares, Inc. (the Parent) and its wholly-owned subsidiaries, Texas Regional Delaware, Inc., Texas State Bank (the Bank), Southeast Texas Insurance Services, L.P., operating under the name Community Insurance, Port Arthur Abstract and Title Company, Southeast Texas Title Company, TSB Securities, Inc., TSB Properties, Inc., Hydrox Holdings, Inc. and Valley Mortgage Company, Inc. (Valley Mortgage). The Company eliminates all significant intercompany transactions and balances in consolidation. The Company accounts for its investments in subsidiaries on the equity method in the Parent’s financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES AND ERROR CORRECTIONS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (Statement 154), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” which changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement that does not include specific transition provisions. The Company adopted Statement 154 on January 1, 2006. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with Statement 154 should such change arise after the effective date.

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 (Statement 140 and Statement 156). Statement 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. Statement 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Statement 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under Statement 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of Statement 156 is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt Statement 156 for the fiscal year beginning January 1, 2007 and currently has not determined if it will adopt Statement 156 using the fair value election.

PENDING ACCOUNTING PRONOUNCEMENTS

In January 2006, the FASB released an exposure draft entitled “The Fair Value Option for Financial Assets and Financial Liabilities” which proposes alternative accounting treatment for qualifying financial assets and liabilities (including hedging and derivative instruments) to be effective for fiscal periods beginning after December 15, 2006. The Company does not anticipate that the proposed rule will have a material impact on it’s consolidated financial statements.

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

The following is a summary of loans considered to be impaired:

(Dollars in Thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Impaired loans with no SFAS No. 114 valuation reserve	$361	$441
Impaired loans with a SFAS No. 114 valuation reserve	46,584	51,904
Total recorded investment in impaired loans	$46,945	$52,345
Valuation allowance related to impaired loans	$10,609	$12,033

The average recorded investment in impaired loans during the three months ended March 31, 2006 was $49,948,000. Interest income on impaired loans of $71,000 for cash payments received on nonaccrual loans was recognized during the three months ended March 31, 2006.

NOTE 3: JUNIOR SUBORDINATED DEBENTURES

As of March 31, 2006 the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and the Texas Regional Statutory Trust I (the Trusts), all wholly-owned unconsolidated subsidiaries of Texas Regional Delaware, Inc., had the following trust preferred securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding:

(Dollars in Thousands)	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Interest Rate at March 31, 2006	Junior Subordinated Debt Owed To Trust	Redemption Date	Final Maturity Date

Riverway Holdings Capital Trust I	March 28, 2001	$10,000	10.18 % Fixed	10.18%	$10,310	June 8, 2011	June 8, 2031

Riverway Holdings Capital Trust II	July 16, 2001	5,000	6-month LIBOR plus 3.75%	8.56%	5,155	July 25, 2006	July 25, 2031

Texas Regional Statutory Trust I	February 24, 2004	50,000	3-month LIBOR plus 2.85%	7.77%	51,547	March 17, 2009	March 17, 2034

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

NOTE 4: COMMON STOCK

On March 14, 2006, the Board of Directors approved a cash dividend of $0.14 per common share and a 10 percent stock dividend for shareholders of record on March 31, 2006 and payable on April 13, 2006. The cash dividend was also paid on the common shares issued with the 10 percent stock dividend. Share and per share information for all periods presented has been restated to retroactively give effect to the 10 percent stock dividend.

NOTE 5: EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding determined for the basic computation plus the dilutive effect of stock options and non-vested stock options granted using the treasury stock method.

The table below presents basic and diluted earnings per common share computations (EPS).

	Three Months Ended March 31,
(Dollars in Thousands, except per share data)	2006	2005
	(Unaudited)
Net Income Available to Common Shareholders	$23,011	$23,799
Weighted Average Number of Common Shares Outstanding	54,714,401	54,525,840
Dilutive Effect of Stock Options and Non-Vested Stock Awards	222,268	312,812
Weighted Average Number of Common Shares Outstanding and Common Share Equivalents	54,936,669	54,838,652
Basic EPS	$0.42	$0.44
Diluted EPS	0.42	0.43

NOTE 6: STOCK-BASED COMPENSATION

Prior to the adoption of Statement 123R, the Company accounted for its stock-based employee compensation plans in accordance with the intrinsic value provisions of Opinion 25. Under Opinion 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price. All outstanding options were granted at fair market value on the date of grant; therefore, the Company did not record compensation expense in the condensed consolidated financial statements for its stock-based employee compensation plans prior to adopting Statement 123R.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004) (Statement 123R), “Share-Based Payment”, a revision of Statement No. 123, “Accounting for Stock-Based Compensation”, which supersedes Accounting Principals Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees” and related interpretations. The Company adopted the “modified prospective application” method of applying Statement 123R; therefore, the results for prior periods have not been restated. Under this method, the compensation expense for the three months ended March 31, 2006 includes costs for new awards and costs of awards for which the required service period has not been rendered (non-vested awards) that were outstanding as of January 1, 2006.

Statement 123R requires the measurement, at the date of grant, of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost is recognized based upon the fair value of the awards over the vesting period for each award. The compensation cost associated with awards granted prior to January 1, 2006, is based on the same method and on the same grant-date fair values previously determined for the proforma disclosures, which were required prior to the adoption of Statement 123R.

The Company has estimated the fair value of employee stock options granted at the date of grant using the Black-Scholes option pricing model (Black-Scholes model). The assumptions required by this model are subjective. Changes to these assumptions can materially affect the fair value estimate. There may be other factors which could have a significant effect on the value of employee stock options granted that are not considered by the model. While management believes that the Black-Scholes model provides a reasonable estimate of fair value, other methods could provide alternative fair values for the Company’s employee stock options.

The Company recognized stock-based compensation expense related to stock options for the three months ended March 31, 2006 of $486,000 or $407,000, net of tax. The recognition of stock-based compensation expense related to stock options during the three months ended March 31, 2006 resulted in a $0.01 decrease in basic and diluted earnings per common share. Cash flows from financing activities include $181,000 in cash inflows from excess tax benefits related to stock-based compensation expense. Such cash flows were previously reported as operating activities. The portion of stock-based compensation expense that was unrecognized at March 31, 2006 was $2,796,000 and is expected to be recognized over a weighted-average period of approximately 2.92 years.

NOTE 6: STOCK-BASED COMPENSATION (Continued)

The following table illustrates the effect on net income and basic and diluted earnings per common share, for the three months ended March 31, 2005, had compensation expense been recognized consistent with the fair value provisions of Statement 123.

(Dollars in Thousands, except per share data)	(Unaudited)
Net Income, As Reported	$23,799
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(429)
Pro Forma Net Income	$23,370

Earnings Per Common Share:
Basic – As Reported	$0.44
Basic – Pro Forma	0.43

Diluted – As Reported	0.43
Diluted – Pro Forma	0.43

It is the Company’s policy to issue new shares for stock option exercises, rather than issue treasury shares. The Company issued 82,827 shares and 43,013 shares during the three months ended March 31, 2006 and 2005, respectively, from the exercise of stock options. The aggregate intrinsic value of stock options exercised was $732,000 and $512,000 during the three months ended March 31, 2006 and 2005, respectively. The total amount of proceeds received in connection with the exercise of stock options was $1,593,000 and $664,000 during the three months ended March 31, 2006 and 2005, respectively.

A summary of the status of the Company’s stock option activity for the quarter ended March 31, 2006 is presented below:

		Weighted	Weighted	Aggregate
	Shares	Average	Average	Intrinsic
	Underlying	Exercise	Remaining	Value
	Options	Price	Life (Years)	(in Thousands)
	(Unaudited)
Outstanding at Beginning of Period	1,916,402	$22.65
Granted	4,950	27.29
Exercised	(82,827)	19.24
Forfeited	(15,106)	24.85
Outstanding at End of Period	1,823,419	$22.79	7.8	$12,208
Options Exercisable at End of Period	926,412	$21.01	7.3	$7,857
Options Available for Grant at End of Period	185,194

The fair value of options granted during the three months ended March 31, 2006 and March 31, 2005 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Expected Life in Years	4.65	5.74
Risk-free Interest Rate	3.95%	3.72%
Expected Volatility	20.47	28.89
Expected Dividend Yield	1.73	1.22
Weighted Average Fair Value of Options Granted During the Period	$4.52	$8.33

NOTE 6: STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Exercisable Shares Underlying Options	Weighted Average Exercise Price
	(Unaudited)
$ 12.01 to $15.00	95,767	5.0	$12.17	95,767	$12.17
$ 15.01 to $18.00	296,581	6.2	17.16	274,210	17.16
$ 18.01 to $21.50	1,650	6.2	19.99	—	—
$ 21.51 to $23.00	120,113	6.2	21.56	81,779	21.56
$ 23.01 to $25.00	1,278,508	8.5	24.91	471,796	24.91
$ 25.01 to $27.50	20,900	8.8	26.99	1,100	27.37
$ 27.51 to $30.00	9,900	8.2	27.97	1,760	27.91
$ 12.01 to $30.00	1,823,419	7.8	$22.79	926,412	$21.01

NOTE 7: RECENT ACQUISITION

On January 14, 2005, the Company completed the acquisition of Mercantile Bank & Trust, FSB (Mercantile). Mercantile was a privately held federal savings bank headquartered in Dallas, Texas, with two additional banking locations in the Dallas metropolitan area. The shareholders of Mercantile received $35,640,000 in cash in exchange for all the outstanding shares of Mercantile. Mercantile had total assets of $213.8 million, loans held for investment of $118.1 million, deposits of $197.5 million and equity of $14.7 million. The transaction was accounted for under the purchase method of accounting; therefore, the results of operations are included in the condensed consolidated financial statements since the date of acquisition. The proforma effect and the financial results of Mercantile included in the results of operations since the date of acquisition were not material to the Company’s financial condition or the operating results for the periods presented. Mercantile was merged with and into the Bank.

NOTE 8: RECLASSIFICATIONS

Certain amounts in the prior periods’ presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competitive pressure in the banking industry; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements. In addition, the Company’s past results do not necessarily indicate its future results.

Management’s discussion and analysis of the Company’s condensed consolidated financial condition and results of operations at the dates and for the periods indicated follows. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2005 included in the 2005 Form 10-K.

GENERAL

Texas Regional Bancshares, Inc. (Texas Regional or the Company) is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a Texas-chartered bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. Its primary operating subsidiary is Texas State Bank (the Bank). Texas Regional Delaware, Inc. (Texas Regional Delaware), incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary of the Company, owns the Bank. Texas Regional Delaware is also the owner, directly or indirectly, of all of the ownership interests in Southeast Texas Insurance Services, L.P., which offers general lines of insurance, and Port Arthur Abstract and Title Company and its wholly-owned subsidiary, Southeast Texas Title Company, which offer title insurance agency services. The Bank has three active wholly-owned operating subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services, (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets and (iii) Valley Mortgage Company, Inc. (Valley Mortgage), a Texas corporation acquired in November 2004 that originates mortgage loans in several of the Company’s key markets in Texas. An additional wholly-owned subsidiary, Hydrox Holdings, Inc. (Hydrox), was formed by an acquired institution to own foreclosed real property. The only remaining activity of Hydrox is its right to additional consideration from the disposition of certain property.

At March 31, 2006, the Company had consolidated total assets of $6,633,994,000, loans held for investment of $4,104,728,000, deposits of $5,606,576,000 and shareholders’ equity of $656,520,000. The Company’s banking centers are located as follows:

	Number of Banking Centers
	March 31,
	2006	2005
Rio Grande Valley	31	31
East Texas	30	31
Houston (metropolitan area)	5	3
Dallas (metropolitan area)	4	3
Coastal Bend	2	2
Eagle Pass	1	1
Total	73	71

In March 2006, the Company consolidated a banking center in Port Arthur, Texas with one of its nearby banking centers. The consolidated banking center was a leased property damaged in Hurricane Rita.

The Bank provides data processing services to correspondent banks. The Bank’s data processing center serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for all of the Bank’s banking locations.

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Federal Reserve Bank of Dallas recently examined the Bank’s Bank Secrecy Act/Anti-Money Laundering (BSA/AML) compliance system and procedures.  Since that time, the Bank has engaged consultants and advisors to assist the Bank in strengthening its BSA/AML compliance, and has developed a program for expanding and enhancing the Bank’s BSA/AML systems and procedures.  The regulatory authorities have approved that program and have required the Bank to enter into a written agreement, effective as of April 25, 2006, to confirm the Bank’s commitment to implement the program. Texas Regional management believes that the Bank has made substantial progress in implementing the expansion and enhancement of the Bank’s BSA/AML systems and procedures.

CRITICAL ACCOUNTING POLICIES

Allowance for loan losses. The Company has established an allowance for loan losses through periodic provisions for loan losses charged to expense. The amount of the allowance is determined periodically by management after review of the loan portfolio and is management’s best estimate of probable losses which will be incurred in the loan portfolio. In establishing the level of the allowance, management considers historical portfolio losses, specific known risks, status of nonperforming and impaired loans, delinquency levels, underlying values of collateral and economic conditions in each of its market areas. The Company has allocated portions of its allowance for loan losses to cover the estimated losses inherent in particular risk categories of loans. This allocation is made for analytical purposes only and is not necessarily indicative of the categories in which loan losses may occur. The total allowance is available to absorb losses from any category of loans. Notwithstanding management’s careful review and analysis of the allowance for loan losses, actual future losses can and probably will vary from the allowance due to the imperfect nature of estimates and judgments, future performance of the loan portfolio, changes in economic conditions, increases in interest rates, and new regulations or interpretations thereof.

Valuation of goodwill, identifiable intangibles and mortgage servicing rights. The Company periodically reviews the carrying values of goodwill, identifiable intangibles and mortgage servicing rights to determine if there has been an impairment of value. In accordance with generally accepted accounting principles (GAAP), goodwill arising from the excess purchase price over the value of acquired net assets is not amortized. Management conducts an annual review of goodwill to determine if impairment has occurred. Identifiable intangibles, such as core deposits, customer lists and non-compete agreements, are intangible assets recorded when the Company acquires another entity. Identifiable intangibles generally are amortized. Management also periodically reviews net identifiable intangibles for impairment. Mortgage servicing rights (MSR’s) relate to the estimated values of capitalized mortgage servicing. The market values of MSR’s are evaluated periodically for impairment based upon analysis of the underlying mortgage loans being serviced, stratified by interest rates and types (fixed or adjustable rate), which are analyzed by estimated servicing cost, estimated remaining lives, estimated prepayment speeds, prevailing interest rates, default rates and other factors.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service areas. It also acts as a correspondent to a number of banks in its service areas, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $168,367,000 at March 31, 2006, a decrease of $11,847,000, or 6.6%, compared to $180,214,000 in cash and cash equivalents at December 31, 2005.

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

At March 31, 2006 and December 31, 2005, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to hedge interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities available for sale at March 31, 2006 and December 31, 2005:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2006 (Unaudited)
U.S. Treasury	$5,101	$—	$(120)	$4,981
U.S. Government Agency	880,035	282	(18,497)	861,820
Mortgage-Backed	806,608	104	(22,587)	784,125
States and Political Subdivisions	194,005	1,415	(914)	194,506
Other	44,616	—	(267)	44,349
Total	$1,930,365	$1,801	$(42,385)	$1,889,781
December 31, 2005
U.S. Treasury	$5,323	$—	$(122)	$5,201
U.S. Government Agency	862,943	480	(18,053)	845,370
Mortgage-Backed	778,630	198	(17,726)	761,102
States and Political Subdivisions	185,237	1,372	(1,226)	185,383
Other	43,721	230	(227)	43,724
Total	$1,875,854	$2,280	$(37,354)	$1,840,780

Net unrealized holding losses on securities available for sale, net of tax, of $26,089,000 and $22,563,000 at March 31, 2006 and December 31, 2005, respectively, were reported as accumulated other comprehensive loss, net of tax, in shareholder’s equity. The increase in net unrealized holding losses resulted from the general rise in interest rates which affected the fair market value of securities available for sale.

A summary of securities available for sale which were in an unrealized loss position at March 31, 2006 is provided below. The Company has both the ability and intent to hold these securities for the time period necessary to recover the costs. In addition, the Company believes the decrease in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
(Dollars in Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Unaudited)
U.S. Treasury	$—	$—	$4,981	$(120)	$4,981	$(120)
U.S. Government Agency	90,605	(1,205)	696,307	(17,292)	786,912	(18,497)
Mortgage-Backed	436,362	(8,418)	324,606	(14,169)	760,968	(22,587)
States and Political Subdivisions	46,694	(355)	51,139	(559)	97,833	(914)
Other	5,324	(71)	1,280	(196)	6,604	(267)
Total Temporarily Impaired Securities	$578,985	$(10,049)	$1,078,313	$(32,336)	$1,657,298	$(42,385)

Securities available for sale with carrying values of $1,287,355,000 at March 31, 2006 and $1,168,811,000 at December 31, 2005 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $37,792,000 at March 31, 2006 increased $3,302,000 or 9.6% compared to the December 31, 2005 balance of $34,490,000. The increase in loans held for sale for the three months ended March 31, 2006 resulted primarily from an increase in volume of mortgage business.

The majority of the Company’s loans are loans held for investment except for certain mortgage loans originated and intended for sale in the secondary market. Loans held for sale represent 0.9% of total loans at March 31, 2006.

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

The Company has collateral management policies in place so that collateral lending of all types is approached on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes deeds of trusts, accounts receivable and inventory, marketable securities, equipment, agricultural products and real estate. Autos, deeds of trust, life insurance and marketable securities are accepted as collateral for the consumer loan portfolio.

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

International loans are loans to borrowers that are domiciled in a country other than the United States of America, primarily borrowers in Mexico. The Company’s total international loans at March 31, 2006 were $53,552,000 or 1.3% of total loans held for investment.

Total loans held for investment of $4,104,728,000 at March 31, 2006 decreased $4,887,000 or 0.1% compared to December 31, 2005 levels of $4,109,615,000. The following table presents the composition of the loans held for investment.

(Dollars in Thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Commercial	$1,197,266	$1,196,762
Commercial Tax-Exempt	57,965	50,579
Total Commercial	1,255,231	1,247,341
Agricultural	71,443	67,037
Real Estate
Construction	971,974	943,782
Commercial Mortgage	1,205,036	1,260,618
Agricultural Mortgage	124,950	111,290
1-4 Family Mortgage	312,981	318,384
Total Real Estate	2,614,941	2,634,074
Consumer	165,504	163,724
Total Principal Amount of Loans Held for Investment	4,107,119	4,112,176
Less: Unearned Income and Net Unamortized Fees and Costs	(2,391)	(2,561)
Total Loans Held for Investment	$4,104,728	$4,109,615

In the ordinary course of business, the Bank makes loans to the Company’s officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of March 31, 2006 and December 31, 2005, loans outstanding to directors, officers and their affiliates were $62,091,000 and $57,831,000, respectively, with additional unfunded commitments to these related parties of $31,840,000 and $35,286,000, respectively.

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

Nonperforming assets of $63,926,000 at March 31, 2006 increased $3,553,000 or 5.9% compared to December 31, 2005 levels of $60,373,000. Nonaccrual loans of $46,624,000 at March 31, 2006 decreased $3,594,000 or 7.2% compared to $50,218,000 at December 31, 2005. The decrease resulted primarily from a $7,475,000 loan relationship which is now current and $5,902,000 from another loan relationship which was partially charged-off and partially transferred to foreclosed and other loan related assets as of March 31, 2006. The decrease was partially offset by the addition of two loan relationships totaling $9,764,000. Restructured loans of $321,000 at March 31, 2006 decreased $1,806,000 compared to $2,127,000 at December 31, 2005. The decrease resulted primarily from a $1,804,000 loan that was partially transferred to nonaccrual status and partially charged-off during the first quarter of 2006. Foreclosed and other loan related assets of $16,981,000 at March 31, 2006 increased $8,953,000 compared to $8,028,000 at December 31, 2005. The increase was primarily the result of the addition of eleven properties totaling $8,017,000. Management actively seeks buyers for all Other Real Estate. See “Noninterest Expense” below for a recap of noninterest expense related to Other Real Estate.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at March 31, 2006 and December 31, 2005 totaled $13,706,000 and $11,781,000, respectively, reflecting an increase of $1,925,000 or 16.3%. The increase at March 31, 2006 as compared to December 31, 2005 resulted primarily from the addition of three loan relationships totaling $5,423,000. The increase was partially offset by a $2,445,000 loan that is now current and a $1,130,000 loan that was transferred to nonaccrual status as of March 31, 2006. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other loan related assets at March 31, 2006 increased to 1.88% from 1.75% at December 31, 2005.

An analysis of the components of nonperforming assets follows:

(Dollars in Thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Nonaccrual Loans	$46,624	$50,218
Restructured Loans	321	2,127
Nonperforming Loans	46,945	52,345
Foreclosed and Other Loan Related Assets	16,981	8,028
Total Nonperforming Assets	63,926	60,373
Accruing Loans 90 Days or More Past Due	13,706	11,781
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$77,632	$72,154
Nonperforming Loans as a Percentage of Loans Held for Investment	1.14%	1.27%
Nonperforming Assets as a Percentage of Loans Held for Investment and Foreclosed and Other Assets	1.55	1.47
Nonperforming Assets as a Percentage of Total Assets	0.96	0.92
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a Percentage of Loans Held for Investment and Foreclosed and Other Loan Related Assets	1.88	1.75

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at March 31, 2006, all such loans had been identified and included in the nonaccrual, restructured or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to an earning status.

ALLOWANCE FOR LOAN LOSSES - CRITICAL ACCOUNTING POLICY

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain an adequate allowance. Estimating the allowance is a critical accounting policy. It is subjective in nature and requires material estimates that may be subject to revision as facts and circumstances warrant. The Company’s allowance for loan losses represents estimations based on guidance provided by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15”, as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan–Income Recognition and Disclosures-an amendment of FASB Statement No. 114” and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

In assessing the adequacy of the allowance, management reviews the amount, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets, collateral positions and economic conditions. Specific percentages are allocated to various categories of loans based upon various factors including historical losses, while additional amounts are added for individual loans considered to have specific loss potential. Loans (or portions of loans) identified as losses are generally charged off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank’s allowance for loan losses on a quarterly basis. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio. There can be no assurance that future additions or reductions to the allowance will not be necessary.

The allowance for loan losses at March 31, 2006 totaled $51,012,000 representing a net increase of $985,000 or 2.0% compared to $50,027,000 at December 31, 2005. During the third quarter of 2005, the Company recorded an additional provision to the allowance for loan losses of $2,500,000 for probable losses on loans to borrowers affected by Hurricane Rita. This additional provision resulted from the decision of management to make an addition to the allowance to provide for the Bank’s loans to customers located in, or secured by collateral located in, the areas most severely impacted by Hurricane Rita. Since this additional provision was recorded, the Company has recorded charge-offs of $898,000 against this allowance. There were no charge-offs against this allowance in the first quarter 2006. Management believes that the allowance for loan losses at March 31,

2006 adequately reflects the probable losses in the loan portfolio. State and federal bank regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses:

	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Balance at Beginning of Period	$50,027	$45,024
Balance from Acquisition	—	1,524
Provision for Loan Losses	4,871	5,407
Charge-Offs
Commercial	1,397	4,107
Agricultural	6	—
Real Estate	2,378	609
Consumer	579	686
Total Charge-Offs	4,360	5,402
Recoveries
Commercial	148	408
Agricultural	7	22
Real Estate	8	61
Consumer	311	269
Total Recoveries	474	760
Net Charge-Offs	3,886	4,642
Balance at End of Period	$51,012	$47,313
Allowance for Loan Losses as a Percentage of Loans Held for Investment	1.24%	1.23%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	108.66	113.96
Net Charge-Offs as a Percentage of Average Loans Held for Investment	0.38	0.49

PREMISES AND EQUIPMENT, NET

Premises and equipment, net, of $151,720,000 at March 31, 2006 increased by $2,022,000 or 1.4% compared to December 31, 2005 levels of $149,698,000. The increase resulted primarily from $1,735,000 in real estate purchased during the three months ending March 31, 2006 in Tyler, Texas for a future banking location.

GOODWILL

Goodwill of $193,094,000 at March 31, 2006 increased $354,000 or 0.2% compared to goodwill at December 31, 2005 of $192,740,000. The increase resulted from adjustments relating to the Mercantile Bank & Trust, FSB acquisition during first quarter 2006.

IDENTIFIABLE INTANGIBLES, NET

Identifiable intangibles, net of $24,191,000 at March 31, 2006 decreased $1,433,000 or 5.6% compared to $25,624,000 at December 31, 2005. The decrease for the three months ended March 31, 2006 is attributable to amortization of $1,433,000, including amortization of $181,000 on the unfavorable lease commitment obtained with the Southeast Texas Bancshares, Inc. (Southeast Texas) acquisition on March 12, 2004, included as a reduction of net occupancy expense.

DEPOSITS

Total deposits of $5,606,576,000 at March 31, 2006 increased $213,245,000 or 4.0% compared to December 31, 2005 levels of $5,393,331,000. The increase in total deposits for the three months ended March 31, 2006 is primarily attributable to growth in the volume of business conducted by the Company.

The following table presents the composition of total deposits:

(Dollars in Thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Demand Deposits
Commercial and Individual	$1,101,406	$1,088,288
Public Funds	14,704	16,213
Total Demand Deposits	1,116,110	1,104,501
Interest-Bearing Deposits
Savings
Commercial and Individual	230,861	222,679
Public Funds	1,003	484
Money Market Checking and Savings
Commercial and Individual	1,361,535	1,282,155
Public Funds	512,204	463,427
Time Deposits
Commercial and Individual	1,920,320	1,935,472
Public Funds	464,543	384,613
Total Interest-Bearing Deposits	4,490,466	4,288,830
Total Deposits	$5,606,576	$5,393,331

OTHER BORROWED MONEY

Total other borrowed money of $315,960,000 at March 31, 2006 decreased $207,415,000 or 39.6% compared to total other borrowed money at December 31, 2005 of $523,375,000. The amount of other borrowed money is influenced by changes in liquidity needs.

The components of total other borrowed money are as follows:

(Dollars in Thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$73,622	$86,931
Federal Home Loan Bank Advances	175,326	369,432
Junior Subordinated Debentures	67,012	67,012
Total Other Borrowed Money	$315,960	$523,375

At March 31, 2006, the Company had available lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of $1,240,200,000 with the Federal Home Loan Bank, of which $175,326,000 was advanced at March 31, 2006.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $14,028,000 or 2.2% during the three months ended March 31, 2006 primarily due to comprehensive income of $19,485,000 less dividends of $7,665,000 during the period. In addition, the Company received $1,593,000 in proceeds from the exercise of stock options and recorded stock-based compensation of $486,000 during the period. Comprehensive income for the period included net income of $23,011,000, offset by a net unrealized loss on securities available for sale, net of tax and reclassification adjustment, of $3,526,000.

Bank holding companies and their subsidiary banks are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (FRB). The guidelines are commonly known as Risk-Based Capital Guidelines.

The table below reflects various measures of regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of March 31, 2006 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$581,231	12.34%	$376,765	8.00%	$470,957	10.00%
Tier I Capital (to Risk-Weighted Assets)	530,218	11.26	188,383	4.00	282,574	6.00
Tier I Capital (to Average Assets)	530,218	8.30	255,520	4.00	319,400	5.00

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$561,347	11.97%	$375,321	8.00%	$469,151	10.00%
Tier I Capital (to Risk-Weighted Assets)	511,320	10.90	187,661	4.00	281,491	6.00
Tier I Capital (to Average Assets)	511,320	8.26	247,642	4.00	309,553	5.00

Texas State Bank
As of March 31, 2006 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$554,573	11.79%	$376,224	8.00%	$470,280	10.00%
Tier I Capital (to Risk-Weighted Assets)	503,560	10.71	188,112	4.00	282,168	6.00
Tier I Capital (to Average Assets)	503,560	7.89	255,203	4.00	319,003	5.00

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$536,233	11.45%	$374,816	8.00%	$468,520	10.00%
Tier I Capital (to Risk-Weighted Assets)	486,206	10.38	187,408	4.00	281,112	6.00
Tier I Capital (to Average Assets)	486,206	7.86	247,370	4.00	309,213	5.00

At March 31, 2006, the Company and the Bank met the criteria for classification as “well-capitalized” under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $23,011,000 and earnings per diluted common share was $0.42 for the three months ended March 31, 2006. For the three months ended March 31, 2005, net income was $23,799,000 and earnings per diluted common share was $0.43. Net income decreased primarily due to a $5,252,000 special distribution received during first quarter 2005 as the Company’s share of the proceeds from the merger of PULSE EFT with Discover Financial Services. The decrease was offset by a $4,228,000 increase in net interest income combined with a $277,000 gain recognized during first quarter 2006 arising out of the receipt of insurance proceeds for damages incurred as a result of Hurricane Rita. Return on average assets was 1.42% and 1.60% while return on average shareholders’ equity was 14.93% and 15.90% for the three months ended March 31, 2006 and 2005, respectively.

NET INTEREST INCOME

Net interest income, reported on a tax-equivalent basis, was $63,004,000 for the three months ended March 31, 2006 compared with $58,411,000 for the same period in 2005, an increase of $4,593,000 or 7.9%. The net interest margin was 4.26% for the three months ended March 31, 2006 compared to 4.32% for the same period in 2005. Tax-equivalent interest income for the three months ended March 31, 2006 was $102,180,000, an increase of $20,473,000 or 25.1% from the three months ended March 31, 2005. This increase in tax-equivalent interest income was largely due to growth in average interest-earning assets, which rose to $5,997,526,000 representing a $514,042,000 or 9.4% increase compared to the same period in 2005. The increase was further affected by an 87 basis point increase in the yield on average interest-earning assets. Tax-equivalent interest income on loans held for investment increased $16,168,000 or 24.3% to $82,646,000 for the three months ended March 31, 2006 compared to the same period in 2005. The increase was primarily due to a 119 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 5.44% during first quarter 2005 to 7.43% during first quarter 2006. The increase was further affected by a $240,225,000 or 6.2% increase in average loans held for investment over the same period in 2005. Tax-equivalent interest income on securities increased to $18,907,000, reflecting a $4,114,000 or 27.8% increase from the prior comparable period. This increase was attributable to a $276,536,000 increase in average securities, up 17.5% compared to the three months ended March 31, 2005. The increase was further affected by a 34 basis point increase in the yield on average securities during first quarter 2006 compared to the same period in 2005.

Interest expense increased to $39,176,000 for the three months ended March 31, 2006 compared to $23,296,000 for the same period in 2005, representing an increase of $15,880,000 or 68.2%. The increase was primarily due to a 120 basis point increase in the cost of funds during first quarter 2006 compared to the same period in 2005 resulting from increasing market rates. The increase was further affected by an increase in average interest-bearing liabilities of $309,316,000 or 6.9% to $4,809,369,000 compared to $4,500,053,000 for first quarter 2005. Interest expense on deposits increased by $13,993,000 or 69.1% to $34,231,000 for first quarter 2006 compared to the comparable period in 2005. The increase reflects the effects of higher rates offered on deposits due to increases in market rates since March 31, 2005. Average interest-bearing deposits increased by $273,619,000 or 6.7% to $4,377,604,000 for first quarter 2006 compared with first quarter 2005. Interest expense on other borrowed money increased $1,887,000 or 61.7% to $4,945,000 for the three months ended March 31, 2006 compared to the same period in 2005. The increase was primarily attributable to an increase in the cost of other borrowed money of 151 basis points primarily due to an increase of 192 and 169 basis points in the cost of Federal Home Loan Bank advances and junior subordinated debentures, respectively, resulting from increasing interest rates. In addition, average other borrowed money increased $35,697,000 or 9.0% to $431,765,000 during the three months ended March 31, 2006 compared to $396,068,000 during the three months ended March 31, 2005. This increase is primarily the result of a 19.5% or $45,593,000 increase in the average balance of Federal Home Loan Bank advances to $279,451,000 for first quarter 2006 compared to the same period in 2005.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change”. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change”. The following tables present for periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and costs are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a tax-equivalent basis, assuming a 35% effective tax rate for 2006 and 2005:

	Three Months Ended
	March 31, 2006			March 31, 2005
Tax-Equivalent Basis (1)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
(Dollars in Thousands)	(Unaudited)

Assets
Interest-Earning Assets
Loans Held for Sale(2)	$30,232	$507	6.80%	$20,801	$304	5.93%
Loans Held for Investment(2)
Commercial	1,322,693	25,891	7.94	1,216,442	19,430	6.48
Real Estate	2,609,884	53,415	8.30	2,470,081	43,692	7.17
Consumer	166,125	3,340	8.15	171,954	3,356	7.92
Total Loans Held for Investment	4,098,702	82,646	8.18	3,858,477	66,478	6.99
Securities
Taxable	1,673,009	16,477	3.99	1,434,950	12,932	3.66
Tax-Exempt	184,841	2,430	5.33	146,364	1,862	5.16
Total Securities	1,857,850	18,907	4.13	1,581,314	14,794	3.79
Interest-Bearing and Time Deposits	383	4	4.24	6,720	31	1.87
Federal Funds Sold	10,359	116	4.54	16,172	100	2.51
Total Interest-Earning Assets	5,997,526	$102,180	6.91%	5,483,484	$81,707	6.04%
Cash and Due from Banks	145,534			143,284
Premises and Equipment, Net	151,145			138,366
Other Assets, Net	326,776			314,765
Allowance for Loan Losses	(52,147)			(48,548)
Total Assets	$6,568,834			$6,031,351
Liabilities
Interest-Bearing Liabilities
Savings	$226,245	$262	0.47%	$217,359	$253	0.47%
Money Market Checking and Savings	1,796,700	11,078	2.50	1,595,741	5,249	1.33
Time Deposits	2,354,659	22,891	3.94	2,290,885	14,736	2.61
Total Savings and Time Deposits	4,377,604	34,231	3.17	4,103,985	20,238	2.00
Other Borrowed Money	431,765	4,945	4.64	396,068	3,058	3.13
Total Interest-Bearing Liabilities	4,809,369	$39,176	3.30%	4,500,053	$23,296	2.10%
Demand Deposits	1,068,266			896,633
Other Liabilities	65,991			27,655
Total Liabilities	5,943,626			5,424,341
Shareholders’ Equity	625,208			607,010
Total Liabilities and Shareholders’ Equity	$6,568,834			$6,031,351
Net Interest Income(1)		$63,004			$58,411
Less: Tax-Equivalent Adjustment		1,364			999
Net Interest Income, As Reported		$61,640			$57,412
Net Interest Margin			4.26%			4.32%

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

(3)          Annualized.

The Company’s net interest margin was 4.26% for the three months ended March 31, 2006. Higher rates on interest-bearing liabilities resulting from competition for deposits within the Company’s market areas and the Company’s mix of interest-earning assets pressured the net interest margin causing a modest 6 basis point decline compared to the first quarter of 2005.

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

	Three Months Ended March 31, 2006 Compared to 2005
	Net Change	Due to Change in		Rate/ Volume
Tax-Equivalent Basis (1)		Volume	Rate
(Dollars in Thousands)	(Unaudited)

Interest Income
Loans Held for Sale	$203	$138	$45	$20
Loans Held for Investment	16,168	4,139	11,324	705
Securities
Taxable	3,544	2,146	1,199	199
Tax-Exempt	569	489	63	17
Interest-Bearing and Time Deposits	(27)	(29)	39	(37)
Federal Funds Sold	16	(36)	81	(29)
Total Interest Income	20,473	6,847	12,751	875
Interest Expense
Deposits	13,993	1,349	11,854	790
Other Borrowed Money	1,887	276	1,478	133
Total Interest Expense	15,880	1,625	13,332	923
Net Interest Income Before Allocation of Rate/Volume	4,593	5,222	(581)	(48)
Allocation of Rate/Volume	—	205	(253)	48
Changes in Net Interest Income	$4,593	$5,427	$(834)	$—

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $4,871,000 for the three months ended March 31, 2006 compared to $5,407,000 for the three months ended March 31, 2005. The decrease in the provision for loan losses for the three months ended March 31, 2006 compared to the same period in 2005 was partially attributable to management’s decision to reduce the amount of the provision as a result of net paydowns in loans during first quarter 2006 compared to net loan growth during first quarter 2005. Net charge-offs totaled $3,886,000 for the three months ended March 31, 2006 compared to $4,642,000 for the same comparable period in 2005. Net charge-offs to average loans held for investment decreased during the three months ended March 31, 2006 to 0.38% compared to 0.49% for the same period in 2005.

Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate based on estimated probable losses in the loan portfolio. Management bases its decision on many factors which include historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, specific provisions for individual nonperforming loans, regulatory policies, GAAP, and general economic conditions, particularly as they relate to the Company’s lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the “Allowance for Loan Losses – Critical Accounting Policy” section of this report.

NONINTEREST INCOME

The Company’s primary sources of noninterest income are service charges on deposit accounts, other service charges, data processing service fees and trust fees. Noninterest income totaled $19,776,000 for the three months ended March 31, 2006 compared to $25,006,000 for the same period in 2005. Excluding net realized losses on sales of securities available for sale and the $5,252,000 special distribution received during first quarter 2005 as the Company’s share of the proceeds from the merger of PULSE EFT with Discover Financial Services, noninterest income for first quarter 2006 increased $117,000 or 0.6% compared to first quarter 2005. The increase was primarily attributable to a $277,000 gain recognized during first quarter 2006 arising out of the receipt of insurance proceeds for damages incurred as a result of Hurricane Rita.

Total service charges of $12,373,000 for the three months ended March 31, 2006 increased $376,000 or 3.1% compared to $11,997,000 for the same period in 2005. The increase is primarily attributable to a $507,000 increase in merchant credit and debit card income during first quarter 2006, combined with an increase of $130,000 in automated teller machine income. The increase was partially offset by a $308,000 decrease in service charges on account analysis during first quarter 2006 compared to the same period in 2005. This decrease is primarily due to an increase in the earnings credit rate.

Insurance commissions, fees and premiums, net of $1,006,000 at March 31, 2006 remained comparable to March 31, 2005 levels of $998,000 increasing by $8,000 or 0.8%.

Trust fees of $1,901,000 for the three months ended March 31, 2006 increased $61,000 or 3.3% compared to $1,840,000 for the comparable prior year period. The average fair value of trust accounts increased $541,576,000 or 37.0% from $1,464,801,000 for the three months ended March 31, 2005 to $2,006,377,000 for the three months ended March 31, 2006. The increase in the average fair value of trust accounts is due to additional trust business developed during the last twelve months including $397,053,000 in average corporate trust accounts added during the period which provide minimal fee income. The fair market value of trust accounts at March 31, 2006 was $2,091,137,000 compared to $1,864,145,000 at December 31, 2005 and $1,475,545,000 at March 31, 2005. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Mortgage banking revenues of $1,185,000 for the three months ended March 31, 2006 a decreased $83,000 or 6.5% compared to $1,268,000 for the comparable prior year period. The decrease was primarily attributable to a decrease in gains on sales of loans held for sale of $216,000 offset by an increase of $166,000 in gains on sales of mortgage servicing rights. Mortgage banking revenues include origination fees, gains on sales of loans held for sale, gains on sales of mortgage servicing rights and other fees associated with mortgage banking.

Net realized losses on sales of securities available for sale for the three months ended March 31, 2006 was $97,000 compared to $2,000 for the same period in 2005. Net unrealized holding loss on securities available for sale, net of tax, totaled $26,089,000 at March 31, 2006. See Shareholders’ Equity.

Data processing service fees of $2,284,000 for the three months ended March 31, 2006 decreased $340,000 or 13.0% compared to $2,624,000 for the three months ended March 31, 2005 due to a $332,000 nonrecurring termination fee received during first quarter 2005 from a data processing service client who terminated services during that quarter. There were 26 data processing clients at March 31, 2006 and at March 31, 2005.

Loan servicing income (loss), net, which includes amortization of the MSR asset, decreased $167,000 to a $14,000 net servicing loss for first quarter 2006 compared to $153,000 in net servicing income for first quarter 2005. The decrease resulted primarily from an increase in MSR amortization of $132,000 for the three months ended March 31, 2006 compared to the same period in 2005.

Other noninterest income of $1,138,000 for the three months ended March 31, 2006 decreased $4,990,000 compared to $6,128,000 for the comparable 2005 period. The decrease resulted primarily from a $5,252,000 special distribution received as a result of the merger of PULSE EFT with Discover Financial Services during first quarter 2005. The decrease was partially offset by a $277,000 gain recognized during first quarter 2006 arising out of the receipt of insurance proceeds for damages incurred as a result of Hurricane Rita.

NONINTEREST EXPENSE

A detailed summary of noninterest expense follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Salaries and Wages	$18,028	$17,163
Employee Benefits	4,934	5,554
Total Salaries and Employee Benefits	22,962	22,717
Occupancy Expense, Net	3,869	3,414
Equipment Expense	3,416	3,323
Other Real Estate Expense, Net
Rental Income	(59)	(17)
(Gain) Loss on Sale	(177)	18
Operating Expenses	337	228
Total Other Real Estate Expense, Net	101	229
Amortization of Identifiable Intangibles	1,618	1,841
Other Noninterest Expense
Advertising and Public Relations	1,075	1,438
Data Processing and Check Clearing	2,155	1,922
Director Fees	187	190
Franchise Tax	234	84
Insurance	144	178
FDIC Insurance	168	168
Legal	442	201
Professional Fees	979	934
Postage, Delivery and Freight	666	797
Printing, Stationery and Supplies	792	1,024
Software Amortization	593	604
Telephone	461	444
Other Losses	354	213
Miscellaneous Expense	1,520	1,378
Total Other Noninterest Expense	9,770	9,575
Total Noninterest Expense	$41,736	$41,099

Noninterest expense of $41,736,000 for the three months ended March 31, 2006 increased $637,000 or 1.5% compared to $41,099,000 for the same period in 2005. The efficiency ratio of expense to total revenue was 51.26% for the three months ended March 31, 2006 compared to 49.87% for the same period in 2005. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, of $22,962,000 for the three months ended March 31, 2006 increased by $245,000 or 1.1% compared to $22,717,000 for the same period last year. The increase resulted primarily from higher compensation associated with salary increases in the second quarter of 2005 and the effect of expensing stock options in the first quarter of 2006. The stock option expense recorded in the first quarter of 2006 was $486,000. These increases were offset by a lower number of full-time equivalent employees. The number of full-time equivalent employees of 1,985 at March 31, 2006 represents a decrease of 3.7% from 2,061 at March 31, 2005. Salaries and employee benefits, annualized, averaged 1.42% of average assets for the three months ended March 31, 2006 compared to 1.53% for the three months ended March 31, 2005

Occupancy expense, net, of $3,869,000 for the three months ended March 31, 2006 increased by $455,000 or 13.3% compared to $3,414,000 for first quarter 2005. The increase is primarily due to an increase of $156,000 in property insurance costs and $287,000 in utilities expense. Texas State Bank operated 73 banking locations as of March 31, 2006 compared to 71 as of March 31, 2005.

Equipment expense of $3,416,000 for the three months ended March 31, 2006 increased $93,000 or 2.8% from $3,323,000 reported for the same period in 2005. The increase for the three months ended March 31, 2006 compared to the same period in 2005 resulted from an increase of $164,000 in equipment service contracts. The increase in equipment expense was partially offset by a decrease of $52,000 in miscellaneous equipment expense.

Other real estate expense, net, includes income from foreclosed properties, gain or loss on sale of other real estate properties, operating expenses and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate expense, net, of $101,000 for the three months ended March 31, 2006 decreased $128,000 from $229,000 for the three months ended March 31, 2005. The decrease in other real estate expense, net, during first quarter 2006 compared to first quarter 2005 resulted primarily from an increase of $195,000 in net gains recognized on the sale of other real estate properties. The increase was partially offset by an increase in operating expenses of $109,000 for the three months ended March 31, 2006 compared to the same 2005 period.

Amortization of identifiable intangibles of $1,618,000 for the three months ended March 31, 2006 decreased $223,000 or 12.1% compared to $1,841,000 for the same period in 2005. The decrease resulted primarily from a $177,000 decrease in amortization on the Southeast Texas core deposit intangible (CDI). CDI is amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry. As a result, CDI amortization will decline over time with most of the amortization during the initial years.

INCOME TAX EXPENSE

The Company recorded income tax expense of $11,798,000 for the three months ended March 31, 2006 compared to $12,113,000 for the three months ended March 31, 2005. The decrease in income tax is primarily due to a decreased level of pretax income for the three months ended March 31, 2006 compared to the same period in 2005. The Company’s effective tax rate was 33.9% for the three months ended March 31, 2006 and 33.7% for the three months ended March 31, 2005.

CAPITAL ADEQUACY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2006, the Company exceeded all applicable capital requirements, having a Total risk-based capital ratio of 12.34%, a Tier I risk-based capital ratio of 11.26% and a Tier I leverage ratio of 8.30%.

Shareholders’ equity increased by $14,028,000 or 2.2% during the three months ended March 31, 2006 primarily due to comprehensive income of $19,485,000 less dividends of $7,665,000 during the period. In addition, the Company received $1,593,000 in proceeds from the exercise of stock options and recorded stock-based compensation of $486,000 during the period. Comprehensive income for the period included net income of $23,011,000, offset by a net unrealized loss on securities available for sale, net of tax and reclassification adjustment, of $3,526,000.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future, provide asset liquidity. These include cash, interest-bearing deposits, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At March 31, 2006, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, decreased to 33.2% compared to 33.9% at December 31, 2005.

Liquidity is also provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s market areas. The Company does not have, nor does it solicit, brokered deposits. Foreign deposits represent 7.5% of deposits at March 31, 2006 compared to 7.6% of deposits at December 31, 2005. Federal funds purchased and short-term borrowings are additional sources of liquidity. At March 31, 2006, the Company had lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of $1,240,200,000 from the Federal Home Loan Bank, of which $175,326,000 was advanced at March 31, 2006. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

The Company enters into contractual commitments to extend credit, normally with a fixed expiration date, at specified rates and for specific purposes. All of the Company’s commitments are contingent upon the customer maintaining specific credit standards at the time of the loan funding. At March 31, 2006, the Company had outstanding commitments to extend credit of approximately $749,693,000, standby letters of credit of $92,360,000 and credit card guarantees of $1,105,000. The Company guarantees the credit card debt of certain customers to the merchant bank that issues the cards, up to the customers’ credit limit. In addition, the Company had contractual construction and real estate purchase commitments of $2,134,000 at March 31, 2006.

During the three months ended March 31, 2006, funds for $107,411,000 of securities purchased and $207,415,000 for principal reductions of other borrowed money came from various sources, including $59,197,000 of proceeds from security sales and maturities, a net increase in deposits of $213,245,000 and $47,599,000 from operating activities.

The Company is primarily dependent on dividend and interest income from the Bank for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines. At March 31,

2006, an aggregate of $76,988,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

EFFECTS OF INFLATION

Financial institutions are impacted differently by inflation than are most industrial companies. While industrial and manufacturing companies generally have significant investments in inventories and fixed assets, financial institutions ordinarily do not have such investments. As a result, financial institutions are generally in a better position than industrial companies to respond to inflationary trends by monitoring the spread between interest costs and interest income yields through adjustments of maturities and interest rates of assets and liabilities. In addition, inflation tends to increase demand for loans from financial institutions as industrial companies attempt to maintain a constant level of goods in inventory and assets. As consumers of goods and services, financial institutions are affected by inflation as prices increase, causing an increase in costs of salaries, employee benefits, occupancy expense and similar items.

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

In order to measure earnings and fair value sensitivity to changing rates, the Company utilizes three different measurement tools including static gap analysis, simulation earnings, and market value sensitivity (fair value at risk). The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income that result from forecast changes in interest rates. This analysis estimates a percentage of change in net interest income from the stable rate scenario under scenarios of rising and falling market interest rates over a 12-month time horizon. The prime rate serves as a “driver” and is made to rise or fall evenly in 100 basis point increments over the 12-month forecast interval. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.

The following table summarizes the simulated change in net interest income over a 12-month period as of March 31, 2006 and December 31, 2005:

		Increase (Decrease) in Net Interest Income
Changes in Interest Rates (Basis Points)	Estimated Net Interest Income
		Amount	Percent
	(Dollars in Thousands)
March 31, 2006 (Unaudited)
+100	$268,386	$6,068	2.3%
-	262,318	—	—
-100	259,674	(2,644)	(1.0)
December 31, 2005
+100	$271,550	$6,333	2.4%
-	265,217	—	—
-100	262,679	(2,538)	(1.0)

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

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the Company’s internal controls or in other factors which could significantly affect these controls over financial reporting that have materially affected, or are or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

However, in December 2005, Mr. Teuscher, filed a counterclaim and third party petition in the Penland Litigation against the Company and Texas State Bank as the successor-in-interest to Community Bank & Trust, FSB. In his counterclaim and third party petition, Mr. Teuscher claims, among other things, that Community Bank & Trust, FSB, acting in concert with Mr. Penland, tortiously interfered with existing contracts, breached an agreement with Mr. Teuscher and breached fiduciary duties and duties of good faith and fair dealing owed to Mr. Teuscher. Mr. Teuscher also claims that the wrongful actions he asserts in the litigation constitute fraud, constructive fraud and/or fraudulent concealment, and negligence, gross negligence and negligent misrepresentation. Mr. Teuscher claims both actual and punitive damages of an unspecified amount. The Company’s denies the allegations and intends to vigorously defend the lawsuit. In addition, the Company has notified its insurance carriers of the claim.

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

ITEM 1A. RISK FACTORS

The Company is subject to various risks in the normal course of business, including both factors that are unique to the Company and risk factors common to financial institutions and the banking industry as a whole. The Company has described the most significant risk factors applicable to the Company in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

10.1	Texas Regional Bancshares, Inc. Employee Stock Ownership Plan (with 401(k) provisions) (filed herewith).

10.2	Form of Stock Option Agreement for Nonstatutory Stock Options Granted Under Texas Regional Bancshares, Inc. 2006 Incentive Plan (filed herewith).

31.1	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Executive Officer) (filed herewith).

31.2	Certification required by Rule 13a-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (of Chief Financial Officer) (filed herewith).

32.1	Certification required by Rule 13a-14(b) and 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)
May 10, 2006
/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer
May 10, 2006
/s/ John A. Martin
John A. Martin
Executive Vice President
& Chief Financial Officer