Form 10-Q
period 2006-06-30
TEXAS REGIONAL BANCSHARES INC
filed 2006-08-08
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No☑

 There were 54,807,816 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of August 7, 2006.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Dollars in Thousands, Except Share Data)	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and Due From Banks	$152,796	$179,829
Interest-Bearing Deposits at Other Banks	382	385
Federal Funds Sold	28,900	—
Total Cash and Cash Equivalents	182,078	180,214
Securities Available for Sale, at Fair Value	2,002,662	1,840,780
Loans Held for Sale	42,423	34,490
Loans Held for Investment, Net of Unearned Income and Fees	4,162,284	4,109,615
Less: Allowance for Loan Losses	(49,096)	(50,027)
Net Loans Held for Investment	4,113,188	4,059,588
Premises and Equipment, Net	153,081	149,698
Accrued Interest Receivable	46,346	42,628
Other Real Estate	16,931	7,086
Goodwill	193,094	192,740
Identifiable Intangibles, Net	22,985	25,624
Other Assets	73,356	55,471
Total Assets	$6,846,144	$6,588,319
Liabilities
Deposits
Demand	$1,077,657	$1,104,501
Savings	221,212	223,163
Money Market Checking and Savings	1,761,793	1,745,582
Time Deposits	2,418,198	2,320,085
Total Deposits	5,478,860	5,393,331
Other Borrowed Money	678,483	523,375
Accounts Payable and Accrued Liabilities	32,646	29,121
Total Liabilities	6,189,989	5,945,827
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock — Class A; $1.00 Par Value, 100,000,000 Shares Authorized; Issued 54,788,479 Shares in 2006 and 49,733,990 Shares in 2005	54,788	49,734
Paid-In Capital	560,178	404,515
Retained Earnings	76,254	211,545
Accumulated Other Comprehensive Loss, Net of Tax	(35,065)	(22,563)
Treasury Stock; 21,780 Shares in 2005, at Cost	—	(739)
Total Shareholders’ Equity	656,155	642,492
Total Liabilities and Shareholders’ Equity	$6,846,144	$6,588,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2006	2005	2006	2005
	(Unaudited)
Interest Income
Loans Held for Sale	$666	$347	$1,173	$651
Loans Held for Investment, Including Fees	86,781	70,035	168,914	136,166
Securities
Taxable	17,992	14,278	34,469	27,210
Tax-Exempt	1,783	1,184	3,362	2,394
Interest-Bearing and Time Deposits	6	3	10	34
Federal Funds Sold	119	75	235	175
Total Interest Income	107,347	85,922	208,163	166,630
Interest Expense
Deposits	37,950	24,280	72,181	44,518
Federal Funds Purchased and Securities
Sold Under Repurchase Agreements	1,077	580	1,652	1,148
Federal Home Loan Bank Advances	4,057	1,866	7,102	3,310
Other Borrowed Money	1,395	1,115	2,720	2,161
Total Interest Expense	44,479	27,841	83,655	51,137
Net Interest Income Before Provision for Loan Losses	62,868	58,081	124,508	115,493
Provision for Loan Losses	16,749	5,801	21,620	11,208
Net Interest Income After Provision for Loan Losses	46,119	52,280	102,888	104,285
Noninterest Income
Service Charges on Deposit Accounts	10,041	9,641	19,040	18,781
Other Service Charges	3,022	2,564	6,396	5,421
Insurance Commissions, Fees and Premiums, Net	1,193	979	2,199	1,977
Trust Fees	1,971	1,904	3,872	3,744
Mortgage Banking Revenues	1,440	1,817	2,625	3,085
Realized Gain (Loss) on Sale of Securities
Available for Sale, Net	—	323	(97)	321
Data Processing Service Fees	2,108	2,148	4,392	4,772
Loan Servicing Income, Net	83	3	69	156
Other Noninterest Income	583	1,566	1,721	7,694
Total Noninterest Income	20,441	20,945	40,217	45,951
Noninterest Expense
Salaries and Employee Benefits	24,365	19,610	47,327	42,327
Occupancy Expense, Net	3,831	3,742	7,700	7,156
Equipment Expense	3,674	3,610	7,090	6,933
Other Real Estate (Income) Expense, Net	(354)	418	(253)	647
Amortization of Identifiable Intangibles	1,390	1,652	3,008	3,493
Other Noninterest Expense	11,689	10,150	21,459	19,725
Total Noninterest Expense	44,595	39,182	86,331	80,281
Income Before Income Tax Expense	21,965	34,043	56,774	69,955
Income Tax Expense	7,206	12,129	19,004	24,242
Net Income	$14,759	$21,914	$37,770	$45,713
Earnings Per Common Share
Basic	$0.27	$0.40	$0.69	$0.84
Diluted	0.27	0.40	0.69	0.83

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity (Dollars in Thousands)	Common Stock- Class A	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(Unaudited)
Six Months Ended June 30, 2006
Balance, December 31, 2005	$49,734	$404,515	$211,545	$(22,563)	$(739)	$642,492
Net Income	—	—	37,770	—	—	37,770
Net Unrealized Holding Loss Arising During Period	—	—	—	(12,565)	—	(12,565)
Less: Reclassification Adjustment for Net Realized Loss Included in Net Income	—	—	—	63	—	63
Total Comprehensive Income	—	—	37,770	(12,502)	—	25,268
Exercise of Stock Options, 99,186 Shares of Class A Common Stock	98	2,013	—	—	—	2,111
Tax Benefits Related to Stock Compensation	—	266	—	—	—	266
Stock-Based Compensation	—	1,405	—	—	—	1,405
Ten Percent Stock Dividend	4,977	152,697	(157,674)	—	—	—
Cash Paid in Lieu of Fractional Shares	—	—	(52)	—	—	(52)
Cancellation of Treasury Stock	(21)	(718)	—	—	739	—
Cash Dividends - $0.280 per common share	—	—	(15,335)	—	—	(15,335)
Balance, June 30, 2006	$54,788	$560,178	$76,254	$(35,065)	$—	$656,155

Six Months Ended June 30, 2005
Balance, December 31, 2004	$49,575	$401,414	$146,020	$(2,212)	$(739)	$594,058
Net Income	—	—	45,713	—	—	45,713
Net Unrealized Holding Loss Arising During Period	—	—	—	(8,468)	—	(8,468)
Less: Reclassification Adjustment for Net Realized Gain Included in Net Income	—	—	—	(209)	—	(209)
Total Comprehensive Income	—	—	45,713	(8,677)	—	37,036
Exercise of Stock Options, 70,660 Shares of Class A Common Stock	71	1,098	—	—	—	1,169
Tax Benefits Related to Stock Compensation	—	274	—	—	—	274
Cash Dividends - $0.200 per common share	—	—	(10,913)	—	—	(10,913)
Balance, June 30, 2005	$49,646	$402,786	$180,820	$(10,889)	$(739)	$621,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows	Six Months Ended June 30,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$37,770	$45,713
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion	13,176	14,447
Provision for Loan Losses	21,620	11,208
Provision for Estimated Losses on Other Real Estate and Other Loan Related Assets	260	119
Stock-Based Compensation	1,405	—
Provision for Estimated Losses on Mortgage Servicing Rights	—	(142)
Net Realized (Gain) Loss on Sale of Securities Available for Sale	97	(321)
(Gain) Loss on Sale of Other Assets	77	(5)
(Gain) Loss on Sale of Other Real Estate	(708)	92
Gain on Disposal of Premises and Equipment	(115)	(28)
Gain on Sale of Loans Held for Sale	(1,241)	(1,064)
Gain on Sale of Mortgage Servicing Rights	(1,008)	(899)
Deferred Tax Benefit	(2,628)	(2,483)
Net Change in:
Loans Held for Sale	(6,692)	6,595
Accrued Interest Receivable and Other Assets	(10,036)	(728)
Accounts Payable and Accrued Liabilities	4,060	4,735
Net Cash Provided by Operating Activities	56,037	77,239
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	—	8
Proceeds from Sales of Securities Available for Sale	10,800	116,350
Proceeds from Maturing Securities Available for Sale	106,934	101,349
Purchases of Securities Available for Sale	(304,261)	(427,071)
Loan Originations and Advances, Net	(91,253)	(53,178)
Recoveries of Charged-Off Loans	1,160	1,465
Proceeds from Sale of Premises and Equipment	400	30
Purchases of Premises and Equipment	(10,020)	(10,510)
Proceeds from Sale of Other Real Estate	1,567	3,607
Proceeds from Sale of Other Assets	1,171	987
Net Cash Provided by Merger	—	20,407
Net Cash Used in Investing Activities	(283,502)	(246,556)
Cash Flows from Financing Activities
Net Increase (Decrease) in Demand Deposits, Savings, Money
Market Checking and Savings Accounts	(12,584)	84,174
Net Increase in Time Deposits	98,113	135,480
Net Increase (Decrease) in Other Borrowed Money	155,108	(45,863)
Cash Dividends Paid on Class A Common Stock	(13,633)	(9,913)
Cash Paid in Lieu of Fractional Shares	(52)	—
Proceeds from Exercise of Stock Options	2,111	1,169
Excess Tax Benefits from Stock-Based Compensation	266	—
Net Cash Provided by Financing Activities	229,329	165,047
Increase (Decrease) in Cash and Cash Equivalents	1,864	(4,270)
Cash and Cash Equivalents at Beginning of Period	180,214	146,307
Cash and Cash Equivalents at End of Period	$182,078	$142,037

(Continued)

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows	Six Months Ended June 30,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$81,550	$47,884
Income Taxes Paid	27,923	22,955
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	18,298	8,946
Financing Provided for Sales of Other Real Estate	3,425	2,169
Increase (Decrease) in Securities Purchased But Not Settled	(2,243)	17,736
Increase in Other Real Estate Sold But Not Settled	1,040	53
Net Increase in Dividends Payable	1,702	1,000
The Company acquired Mercantile Bank & Trust, FSB, on January 14, 2005.
Assets acquired and liabilities assumed are as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	—	144,464
Net Cash and Cash Equivalents Received	—	20,430
Fair Value of Liabilities Assumed	—	164,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with U.S. generally accepted accounting principles. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2006 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (Texas Regional or the Company) Annual Report on Form 10-K for the year ended December 31, 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES AND ERROR CORRECTIONS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 (Statement 154), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” which changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement that does not include specific transition provisions. The Company adopted Statement 154 on January 1, 2006.  The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with Statement 154 should such change arise after the effective date.

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (Statement 140 and Statement 156). Statement 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. Statement 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Statement 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under Statement 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of Statement 156 is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt Statement 156 for the fiscal year beginning January 1, 2007 and currently has not determined if it will adopt Statement 156 using the fair value election.

PENDING ACCOUNTING PRONOUNCEMENTS

In January 2006, the FASB released the exposure draft entitled “The Fair Value Option for Financial Assets and Financial Liabilities” which proposes alternative accounting treatment for qualifying financial assets and liabilities (including hedging and derivative instruments) to be effective for fiscal periods beginning after December 15, 2006.  The Company does not anticipate that the proposed rule will have a material impact on it’s consolidated financial statements.

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

The following is a summary of loans considered to be impaired:

	June 30,	December 31,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Impaired Loans With No SFAS No. 114 Valuation Reserve	$104	$441
Impaired Loans With a SFAS No. 114 Valuation Reserve	40,341	51,904
Total Recorded Investment in Impaired Loans	$40,445	$52,345
Valuation Allowance Related to Impaired Loans	$8,919	$12,033

The average recorded investment in impaired loans during the six months ended June 30, 2006 was $46,934,000. Interest income on impaired loans of $158,000 for cash payments received on nonaccrual loans was recognized during the six months ended June 30, 2006.

NOTE 3: JUNIOR SUBORDINATED DEBENTURES

As of June 30, 2006, the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and the Texas Regional Statutory Trust I (the Trusts), all wholly-owned unconsolidated subsidiaries of Texas Regional Delaware, Inc., had the following trust preferred securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding :

(Dollars in Thousands)	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Interest Rate at June 30, 2006	Junior Subordinated Debt Owed To Trust	Redemption Date	Final Maturity Date

Riverway Holdings Capital Trust I	March 28, 2001	$10,000	10.18% Fixed	10.18%	$10,310	June 8, 2011	June 8, 2031

Riverway Holdings Capital Trust II	July 16, 2001	5,000	6-month LIBOR plus 3.75%	8.56%	5,155	January 25, 2007	January 25, 2031

Texas Regional Statutory Trust I	February 24, 2004	50,000	3-month LIBOR plus 2.85%	8.25%	51,547	March 17, 2009	March 17, 2034

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

On March 1, 2005, the Federal Reserve Board issued a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Under the rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Company’s trust preferred securities are fully included in Tier 1 Capital as permitted by the Federal Reserve Board’s final rule.

NOTE 4: COMMON STOCK

On March 14, 2006, the Board of Directors approved a cash dividend of $0.14 per common share and a 10 percent stock dividend for shareholders of record on March 31, 2006 and payable on April 13, 2006. The cash dividend was also paid on the common shares issued with the 10 percent stock dividend.  In addition, on June 11, 2006, the Board of Directors approved a cash dividend of $0.14 per common share for shareholders of record on June 30, 2006 and payable on July 14, 2006.  Share and per share information for all periods presented has been restated to retroactively give effect to the 10 percent stock dividend.

NOTE 5: EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the applicable period.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding determined for the basic computation plus the dilutive effect of stock options and non-vested stock granted using the treasury stock method.

The table below presents basic and diluted earnings per common share computations (EPS).

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2006	2005	2006	2005
	(Unaudited)
Net Income	$14,759	$21,914	$37,770	$45,713
Weighted Average Number of Common Shares Outstanding	54,774,053	54,565,208	54,743,768	54,545,631
Dilutive Effect of Stock Options and Non-Vested Stock Awards	417,295	273,386	294,579	259,102
Weighted Average Number of Common Shares Outstanding and Common Share Equivalents	55,191,348	54,838,594	55,038,347	54,804,733
Basic EPS	$0.27	$0.40	$0.69	$0.84
Diluted EPS	0.27	0.40	0.69	0.83

NOTE 6: STOCK -BASED COMPENSATION

Prior to the adoption of Statement of Financial Accounting Standards 123R (revised 2004) (Statement 123R), “Share-Based Payment”, a revision of Statement No. 123, “Accounting for Stock-Based Compensation”, the Company accounted for its stock-based employee compensation plans in accordance with the intrinsic value provisions of Accounting Principals Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”.  Under Opinion 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price.  All outstanding options were granted at fair market value on the date of grant; therefore, the Company did not record compensation expense in the condensed consolidated financial statements for stock-based employee compensation plans prior to adopting Statement 123R.

On January 1, 2006, the Company adopted the provisions of Statement No. 123R which supersedes Opinion 25, and related interpretations.  The Company adopted the “modified prospective application” method of applying Statement 123R; therefore, the results for prior periods have not been restated.  Under this method, the compensation expense for the three and six months ended June 30, 2006 includes costs for awards granted in 2006 and costs of awards that were outstanding as of January 1, 2006 for which the required service period had not been rendered.

Statement 123R requires the measurement, at the date of grant, of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  Compensation cost is recognized based upon the fair value of the awards over the vesting period for each award.  The compensation cost associated with awards granted prior to January 1, 2006 is based on the same method and on the same grant-date fair values previously determined for the proforma disclosures, which were required prior to the adoption of Statement 123R.

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

The Company recognized stock-based compensation expense related to stock options for the six months ended June 30, 2006 of $1,405,000 or $1,135,000, net of tax.  The recognition of stock-based compensation expense related to stock options during the six months ended June 30, 2006 resulted in a $0.02 decrease in basic and diluted earnings per common share.  Cash flows from financing activities include $266,000 in cash inflows from excess tax benefits related to stock-based compensation.  Such cash flows were previously reported as operating activities. The portion of stock-based compensation expense that was unrecognized at June 30, 2006 was $5,312,000 and is expected to be recognized over a weighted-average period of approximately 2.84 years.

The following table illustrates the effect on net income and basic and diluted earnings per common share, for the three and six months ended June 30, 2005, had compensation expense been recognized consistent with the fair value provisions of Statement 123.

	Three Months Ended	Six Months Ended
(Dollars in Thousands, Except Per Share Data)	June 30, 2005
	(Unaudited)
Net Income, As Reported	$21,914	$45,713
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(1,092)	(1,516)
Pro Forma Net Income	$20,822	$44,197

Earnings Per Common Share:
Basic — As Reported	$0.40	$0.84
Basic — Pro Forma	0.38	0.81

Diluted — As Reported	0.40	0.83
Diluted — Pro Forma	0.38	0.81

It is the Company’s policy to issue new shares for stock option exercises, rather than issue treasury shares.  The Company issued 106,702 shares and 70,660 shares during the six months ended June 30, 2006 and 2005, respectively, from the exercise of stock options.  The aggregate intrinsic value of stock options exercised was $980,000 and $929,000 during the six months ended June 30, 2006 and 2005, respectively.  The total amount of proceeds received in connection with the exercise of stock options was $2,111,000 and $1,169,000 during the six months ended June 30, 2006 and 2005, respectively.

A summary of the status of the Company’s stock option activity for the six months ended June 30, 2006 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in Thousands)
	(Unaudited)
Outstanding at Beginning of Period	1,916,402	$22.65
Granted	488,950	28.48
Exercised	(106,702)	19.74
Forfeited	(41,252)	24.89
Outstanding at End of Period	2,257,398	$24.01	8.0	$31,139
Options Exercisable at End of Period	898,694	$20.98	7.0	$15,116
Options Available for Grant at End of Period	1,727,328

The fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Expected Life in Years	6.39	4.66
Risk-free Interest Rate	5.08%	3.94%
Expected Volatility	23.92	20.51
Expected Dividend Yield	1.95	1.73
Weighted Average Fair Value of Options
Granted During the Period	$7.92	$5.59

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Exercisable Shares Underlying Options	Weighted Average Exercise Price
	(Unaudited)
$10.00 to $15.00	92,767	4.8	$12.17	92,767	$12.17
$15.01 to $20.00	293,655	5.9	17.17	269,637	17.15
$20.01 to $25.00	1,357,176	8.1	24.62	533,430	24.41
$25.01 to $30.00	513,800	9.7	28.42	2,860	27.71
$10.00 to $30.00	2,257,398	8.0	$24.01	898,694	$20.98

NOTE 7: ACQUISITION

On January 14, 2005, the Company completed the acquisition of Mercantile Bank & Trust, FSB (Mercantile). Mercantile was a privately held federal savings bank headquartered in Dallas, Texas, with two additional banking locations in the Dallas metropolitan area. The shareholders of Mercantile received $35,640,000 in cash in exchange for all the outstanding shares of Mercantile. Mercantile had total assets of $213.8 million, loans held for investment of $118.1 million, deposits of $197.5 million and equity of $14.7 million. The transaction was accounted for under the purchase method of accounting; therefore, the results of operations are included in the condensed consolidated financial statements from the date of acquisition. The proforma effect and the financial results of Mercantile included in the results of operations subsequent to the date of acquisition were not material to the Company’s financial condition or the operating results for the periods presented. Mercantile was merged with and into the Bank.

NOTE 8: MERGER ANNOUNCEMENT

On June 12, 2006, the Company announced that it has signed a definitive merger agreement with Banco Bilbao Vizcaya Argentaria, S.A. (BBVA).  Under the terms of the agreement, each outstanding share of the Company’s common stock will be converted to the right to receive cash consideration of $38.90 per share.  In addition, the Company’s shareholders may be entitled to receive a special dividend of up to $0.10 per share based upon the resolution of a large nonperforming loan relationship prior to the closing of the merger transaction.  The transaction is expected to close during the fourth quarter of 2006.  Following the merger, the Company will become a wholly-owned subsidiary of BBVA.

NOTE 9: RECLASSIFICATIONS

Certain amounts in the prior periods’ presentation have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported net income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” provisions created by these sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections.  Words such as “anticipates,” “expects,” “intends,” “plans,” “forecasts,” “believes,” “seeks,” “could,” “should,” “will,” “continue,” “projects,” “estimates” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  In that event, the Company’s business, financial condition or results of operations could be materially and adversely affected.  You should not place undue reliance on forward-looking statements.  The risks and uncertainties that could affect forward-looking statements made by the Company include, but are not limited to, the following factors: significant increases in competitive pressure in the banking industry; changes in the interest rate environment reducing margins; general economic conditions, either nationally or regionally, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. Additional factors that could affect future results include factors related to the pending merger with BBVA, including those described in proxy materials filed by the Company with the Securities and Exchange Commission. Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements. In addition, the Company’s past results do not necessarily indicate its future results.

Management’s discussion and analysis of the Company’s condensed consolidated financial condition and results of operations at the dates and for the periods indicated follows. This discussion should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2005 included in the 2005 Form 10-K.

GENERAL

Texas Regional Bancshares, Inc. (Texas Regional or the Company) is a Texas business corporation incorporated in 1983 and headquartered in McAllen, Texas. The Company is a Texas-chartered bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended.  Its primary operating subsidiary is Texas State Bank (the Bank).  Texas Regional Delaware, Inc. (Texas Regional Delaware), incorporated under the laws of Delaware as a wholly-owned second tier bank holding company subsidiary, owns the Bank.  Texas Regional Delaware is also the owner, directly or indirectly, of all of the ownership interests in Southeast Texas Insurance Services, L.P., which offers general lines of insurance, and Port Arthur Abstract and Title Company and its wholly-owned subsidiary, Southeast Texas Title Company, which offer title insurance agency services. The Bank has three active wholly-owned subsidiaries: (i) TSB Securities, Inc., incorporated in 1997 to provide full service broker-dealer services, (ii) TSB Properties, Inc., incorporated in 1998 primarily to receive and liquidate foreclosed assets and (iii) Valley Mortgage Company, Inc. (Valley Mortgage), a Texas corporation that originates mortgage loans in several of the Company’s key markets in Texas.  An additional wholly-owned subsidiary, Hydrox Holdings, Inc. (Hydrox), was formed by an acquired institution to own foreclosed real property.  The only remaining activity of Hydrox is its right to additional consideration from the disposition of certain property.

At June 30, 2006, the Company had consolidated total assets of $6,846,144,000, loans held for investment of $4,162,284,000, deposits of $5,478,860,000 and shareholders’ equity of $656,155,000. The Company’s banking centers are located as follows:

	Number of Banking Centers
	June 30,
	2006	2005
Rio Grande Valley	31	31
East Texas	30	31
Houston (metropolitan area)	5	3
Dallas (metropolitan area)	4	3
Coastal Bend	2	2
Eagle Pass	1	1
Total	73	71

In March 2006, the Company consolidated a banking center in Port Arthur, Texas with one of its nearby banking centers.  The consolidated banking center was a leased property damaged in Hurricane Rita.

The Bank provides data processing services to correspondent banks. The Bank’s data processing center serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for the Bank.

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, during the fall of 2005, the Federal Reserve Bank of Dallas examined the Bank’s Bank Secrecy Act/Anti-Money Laundering (BSA/AML) compliance system and procedures.  Since that time, the Bank has engaged consultants and advisors to assist the Bank in strengthening its BSA/AML compliance, and has developed a program for expanding and enhancing the Bank’s BSA/AML systems and procedures.  The regulatory authorities have approved that program and have required the Bank to enter into a written agreement, effective as of April 25, 2006, to confirm the Bank’s commitment to implement the program. Texas Regional management believes that the Bank continues to make substantial progress in implementing the expansion and enhancement of the Bank’s BSA/AML systems and procedures.

CRITICAL ACCOUNTING POLICIES

Allowance for loan losses. The Company has established allowance for loan losses through periodic provisions for loan losses charged to expense.  The amount of the allowance is determined periodically by management after review of the loan portfolio and is management’s best estimate of probable losses which will be incurred in the loan portfolio.  In establishing the level of the allowance, management considers historical portfolio losses, specific known risk, status of nonperforming and impaired loans, delinquency levels, underlying values of collateral and economic conditions in each of its market areas.  The Company has allocated portions of its allowance for loan losses to cover the estimated losses inherent in particular risk categories of loans.  This allocation is made for analytical purposes only and is not necessarily indicative of the categories in which loan losses may occur.  The total allowance is available to absorb losses from any category of loans.  Not withstanding management’s careful review and analysis of the allowance for loan losses, actual future losses can and probably will vary from the allowance due to the imperfect nature of estimates and judgments, future performance of the loan portfolio, changes in economic conditions, increases in interest rates, and new regulations or interpretations thereof.

Valuation of goodwill, identifiable intangibles and mortgage servicing rights. The Company periodically reviews the carrying values of goodwill, identifiable intangibles and mortgage servicing rights to determine if there has been an impairment of value. In accordance with U.S. generally accepted accounting principles (GAAP), goodwill arising from the excess purchase price over the value of acquired net assets is not amortized. Management conducts an annual review of goodwill to determine if impairment has occurred. Identifiable intangibles, such as core deposit intangibles, customer lists and non-compete agreements, are intangible assets recorded when the Company acquires another entity. Identifiable intangibles generally are amortized. Management also periodically reviews net identifiable intangibles for impairment. Mortgage servicing rights (MSR’s) relate to the estimated values of capitalized mortgage servicing. The market values of MSR’s are evaluated periodically for impairment based upon analysis of the underlying mortgage loans being serviced, stratified by interest rates and types (fixed or adjustable rate), which are analyzed by estimated servicing cost, estimated remaining lives, estimated prepayment speeds, prevailing interest rates, default rates and other factors.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service areas. It also acts as a correspondent to a number of banks in its service areas, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $182,078,000 at June 30, 2006, an increase of $1,864,000 or 1.0% compared to $180,214,000 in cash and cash equivalents at December 31, 2005.

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

At June 30, 2006 and December 31, 2005, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to hedge interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities available for sale at June 30, 2006 and December 31, 2005:

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2006 (Unaudited)
U.S. Treasury	$5,079	$—	$(113)	$4,966
U.S. Government Agency	915,254	39	(22,059)	893,234
Mortgage-Backed	891,262	9	(29,882)	861,389
States and Political Subdivisions	195,816	769	(2,911)	193,674
Other	49,724	6	(331)	49,399
Total	$2,057,135	$823	$(55,296)	$2,002,662
December 31, 2005
U.S. Treasury	$5,323	$—	$(122)	$5,201
U.S. Government Agency	862,943	480	(18,053)	845,370
Mortgage-Backed	778,630	198	(17,726)	761,102
States and Political Subdivisions	185,237	1,372	(1,226)	185,383
Other	43,721	230	(227)	43,724
Total	$1,875,854	$2,280	$(37,354)	$1,840,780

Net unrealized holding losses on securities available for sale, net of related tax effect, of $35,065,000 and $22,563,000 at June 30, 2006 and December 31, 2005, respectively, were reported as accumulated other comprehensive loss, net of tax, in  shareholders’ equity.  The increase in net unrealized holding losses resulted from the general rise in interest rates which affected the fair market value of securities available for sale.

A summary of securities available for sale which were in an unrealized loss position at June 30, 2006 is provided below. The Company has both the ability and intent to hold these securities for the time period necessary to recover the costs. In addition, the Company believes the decrease in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
(Dollars in Thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
	(Unaudited)
U.S. Treasury	$—	$—	$4,966	$(113)	$4,966	$(113)
U.S. Government Agency	160,682	(2,302)	713,009	(19,757)	873,691	(22,059)
Mortgage-Backed	268,928	(5,105)	556,456	(24,777)	825,384	(29,882)
States and Political Subdivisions	102,841	(1,696)	50,052	(1,215)	152,893	(2,911)
Other	5,086	(134)	812	(197)	5,898	(331)
Total Temporarily Impaired Securities	$537,537	$(9,237)	$1,325,295	$(46,059)	$1,862,832	$(55,296)

Securities available for sale with carrying values of $1,276,725,000 at June 30, 2006 and $1,168,811,000 at December 31, 2005 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $42,423,000 at June 30, 2006 increased $7,933,000 or 23.0% compared to the December 31, 2005 balance of $34,490,000. The increase in loans held for sale for the six months ended June 30, 2006 resulted primarily from an increase in the volume of mortgage business.

The majority of the Company’s loans are loans held for investment except for certain mortgage loans originated and intended for sale in the secondary market.  Loans held for sale represent 1.0% of total loans at June 30, 2006.

LOANS HELD FOR INVESTMENT

The Company manages its credit risk by establishing and implementing strategies and guidelines appropriate to the risk characteristics of borrowers, industries, and geographic locations. Diversification of risk within each of these areas is a primary objective.  Management continually refines the Company’s credit policies and procedures to address the risks in the current and prospective environment and to reflect management’s current strategic focus. The credit process is controlled with continuous credit review and analysis, and internal loan review. The Company’s loans are diversified by borrower and industry group. The Company does not maintain any single loan relationship that it considers material to the overall portfolio.

The Company has collateral management policies in place so that collateral lending of all types is approached on a basis consistent with safe and sound standards. Valuation analysis is utilized to take into consideration the potentially adverse economic conditions under which liquidation could occur. Collateral accepted against the commercial loan portfolio includes deeds of trusts, accounts receivable and inventory, marketable securities, equipment, agricultural products and real estate. Autos, deeds of trusts, life insurance and marketable securities are accepted as collateral for the consumer loan portfolio.

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

International loans are loans to borrowers that are domiciled in a country other than the United States of America, primarily borrowers in Mexico. The Company’s total international loans at June 30, 2006 were $52,869,000 or 1.3% of total loans held for investment.

Total loans held for investment of $4,162,284,000 at June 30, 2006 increased $52,669,000 or 1.3% compared to December 31, 2005 levels of $4,109,615,000.  The following table presents the composition of loans held for investment.

(Dollars in Thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Commercial	$1,194,510	$1,196,762
Commercial Tax-Exempt	47,527	50,579
Total Commercial	1,242,037	1,247,341
Agricultural	66,755	67,037
Real Estate
Construction	1,013,475	943,782
Commercial Mortgage	1,246,554	1,260,618
Agricultural Mortgage	120,131	111,290
1-4 Family Mortgage	308,469	318,384
Total Real Estate	2,688,629	2,634,074
Consumer	167,740	163,724
Total Principal Amount of Loans Held for Investment	4,165,161	4,112,176
Less: Unearned Income and Net Unamortized Fees and Costs	(2,877)	(2,561)
Total Loans Held for Investment	$4,162,284	$4,109,615

In the ordinary course of business, the Bank makes loans to the Company’s officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of June 30, 2006 and December 31, 2005, loans outstanding to directors, officers and their affiliates were $51,663,000 and $57,831,000, respectively, with additional unfunded commitments to these related parties of $40,549,000 and $35,286,000, respectively.

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

Nonperforming assets of $59,939,000 at June 30, 2006 decreased $434,000 or 0.7% compared to December 31, 2005 levels of $60,373,000. Nonaccrual loans of $40,124,000 at June 30, 2006 decreased $10,094,000 or 20.1% compared to $50,218,000 at December 31, 2005. The decrease resulted primarily from two loan relationships totaling $6,289,000 that are now current and three loan relationships totaling $11,199,000 that were partially charged-off and partially transferred to foreclosed and other loan related assets as of June 30, 2006.  These decreases were partially offset by the addition of two loan relationships totaling $7,019,000. Restructured loans of $321,000 at June 30, 2006 decreased $1,806,000 compared to $2,127,000 at December 31, 2005. The decrease was primarily the result of the transfer of one loan relationship totaling $1,804,000 to nonaccrual status.  Foreclosed and other loan related assets of $19,494,000 at June 30, 2006 increased $11,466,000 or 142.8% compared to $8,028,000 at December 31, 2005. The increase was primarily the result of the addition of thirteen properties totaling $10,677,000. Management actively seeks buyers for all foreclosed and other loan related assets. See “Noninterest Expense” below for a recap of noninterest expense related to Other Real Estate.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at June 30, 2006 and December 31, 2005 totaled $6,844,000 and $11,781,000, respectively, reflecting a decrease of $4,937,000 or 41.9%. The decrease resulted primarily from the removal of three loan relationships totaling $7,490,000, a portion of which was paid off and the remainder of which is now current, as well as $1,130,000 that was transferred to foreclosed and other loan related assets as of June 30, 2006. These decreases were partially offset by the addition of two loan relationships totaling $2,685,000. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other loan related assets at June 30, 2006 decreased to 1.60% from 1.75% at December 31, 2005.

An analysis of the components of nonperforming assets follows:

(Dollars in Thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Nonaccrual Loans	$40,124	$50,218
Restructured Loans	321	2,127
Nonperforming Loans	40,445	52,345
Foreclosed and Other Loan Related Assets	19,494	8,028
Total Nonperforming Assets	59,939	60,373
Accruing Loans 90 Days or More Past Due	6,844	11,781
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$66,783	$72,154
Nonperforming Loans as a Percentage of Loans Held for Investment	0.97%	1.27%
Nonperforming Assets as a Percentage of Loans Held for Investment and Foreclosed and Other Loan Related Assets	1.43	1.47
Nonperforming Assets as a Percentage of Total Assets	0.88	0.92
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a Percentage of Loans Held for Investment and Foreclosed and Other Loan Related Assets	1.60	1.75

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at June 30, 2006, all such loans had been identified and included in the nonaccrual, restructured or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to performing status.

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

In assessing the adequacy of the allowance, management reviews the amount, quality and risks of loans in the portfolio and considers factors such as specific known risks, past experience, the status and amount of nonperforming assets, collateral positions and economic conditions. Specific percentages are allocated to various categories of loans based upon various factors, including historical losses, while additional amounts are added for individual loans considered to have specific loss potential. Loans (or portions of loans) identified as losses are generally charged off. In addition, the loan review committee of the Bank reviews the assessments of management in determining the adequacy of the Bank’s allowance for loan losses on a quarterly basis. Based on total allocations, the provision is recorded to maintain the allowance at a level deemed appropriate by management based on probable losses in the loan portfolio. There can be no assurance that future additions or reductions to the allowance will not be necessary.

The allowance for loan losses at June 30, 2006 totaled $49,096,000, representing a net decrease of $931,000 or 1.9% compared to $50,027,000 at December 31, 2005. During the third quarter of 2005, the Company recorded an additional provision to the allowance for loan losses of $2,500,000 for probable losses on loans to borrowers affected by Hurricane Rita.  This additional provision resulted from the decision of management to make an addition to the allowance to provide for the Bank’s loans to customers located in, or secured by collateral located in, the areas most severely impacted by Hurricane Rita.  Since this additional provision was recorded, the Company has recorded charge-offs of $1,212,000 against this allowance, including charge-offs against this allowance in the second quarter 2006 of $314,000.  Management believes that the allowance for loan losses at June 30, 2006 adequately reflects the probable losses in the loan portfolio.

The following table summarizes the activity in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2006	2005	2006	2005
	(Unaudited)
Balance at Beginning of Period	$51,012	$47,313	$50,027	$45,024
Balance from Acquisition	—	—	—	1,524
Provision for Loan Losses	16,749	5,801	21,620	11,208
Charge-Offs
Commercial	16,373	4,466	17,770	8,573
Agricultural	667	56	673	56
Real Estate	1,492	526	3,870	1,135
Consumer	819	749	1,398	1,435
Total Charge-Offs	19,351	5,797	23,711	11,199
Recoveries
Commercial	369	349	517	757
Agricultural	25	5	32	27
Real Estate	113	53	121	114
Consumer	179	298	490	567
Total Recoveries	686	705	1,160	1,465
Net Charge-Offs	18,665	5,092	22,551	9,734
Balance at End of Period	$49,096	$48,022	$49,096	$48,022
Allowance for Loan Losses as a Percentage of Loans Held for Investment	1.18%	1.23%	1.18%	1.23%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	121.39	101.13	121.39	101.13
Net Charge-Offs as a Percentage of Average Loans Held for Investment	1.80	0.53	1.10	0.51

PREMISES AND EQUIPMENT, NET

Premises and equipment, net, of $153,081,000 at June 30, 2006 increased by $3,383,000 or 2.3% compared to December 31, 2005 levels of $149,698,000. The increase was primarily attributable to $2,746,000 in real estate purchased during the six months ended June 30, 2006 in Tyler, Houston and Aransas Pass, Texas for future banking centers.

GOODWILL

Goodwill of $193,094,000 at June 30, 2006 increased $354,000 or 0.2% compared to goodwill at December 31, 2005 of $192,740,000. The increase resulted from adjustments relating to the Mercantile Bank & Trust, FSB acquisition during first quarter 2006.

IDENTIFIABLE INTANGIBLES, NET

Identifiable intangibles, net, of $22,985,000 at June 30, 2006 decreased $2,639,000 or 10.3% compared to $25,624,000 at December 31, 2005. The decrease for the six months ended June 30, 2006 is attributable to amortization of $2,640,000, including amortization of $362,000 on the unfavorable lease commitment obtained with the Southeast Texas Bancshares, Inc. (Southeast Texas) acquisition on March 12, 2004, included as a reduction of net occupancy expense.

DEPOSITS

Total deposits of $5,478,860,000 at June 30, 2006 increased $85,529,000 or 1.6% compared to December 31, 2005 levels of $5,393,331,000. The increase in total deposits for the six months ended June 30, 2006 is primarily attributable to growth in the volume of business conducted by the Company.

The following table presents the composition of total deposits:

(Dollars in Thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Demand Deposits
Commercial and Individual	$1,061,704	$1,088,288
Public Funds	15,953	16,213
Total Demand Deposits	1,077,657	1,104,501
Interest-Bearing Deposits
Savings
Commercial and Individual	220,391	222,679
Public Funds	821	484
Money Market Checking and Savings
Commercial and Individual	1,317,427	1,282,155
Public Funds	444,366	463,427
Time Deposits
Commercial and Individual	1,963,879	1,935,472
Public Funds	454,319	384,613
Total Interest-Bearing Deposits	4,401,203	4,288,830
Total Deposits	$5,478,860	$5,393,331

OTHER BORROWED MONEY

Total other borrowed money of $678,483,000 at June 30, 2006 increased $155,108,000 or 29.6% compared to total other borrowed money at December 31, 2005 of $523,375,000.  The amount of other borrowed money is influenced by changes in liquidity needs.

The components of total other borrowed money are as follows:

(Dollars in Thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$71,253	$86,931
Federal Home Loan Bank Advances	540,218	369,432
Junior Subordinated Debentures	67,012	67,012
Total Other Borrowed Money	$678,483	$523,375

At June 30, 2006, the Company had available lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of approximately $1,231,465,000 with the Federal Home Loan Bank, of which $540,218,000 was advanced at June 30, 2006.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $13,663,000 or 2.1% during the six months ended June 30, 2006 primarily due to comprehensive income of $25,268,000 less dividends of $15,335,000 declared during the period.  In addition, the Company received $2,111,000 in proceeds from the exercise of stock options and increased shareholders’ equity for stock-based compensation in the amount of $1,405,000 during the period. Comprehensive income for the period included net income of $37,770,000, offset by a net unrealized loss on securities available for sale, net of tax and reclassification adjustment, of $12,502,000.

Bank holding companies and their subsidiary banks are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines.

The table below reflects various measures of regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of June 30, 2006 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$589,112	12.37%	$381,036	8.00%	$476,295	10.00%
Tier I Capital (to Risk-Weighted Assets)	540,016	11.34	190,518	4.00	285,777	6.00
Tier I Capital (to Average Assets)	540,016	8.26	261,588	4.00	326,985	5.00

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$561,347	11.97%	$375,321	8.00%	$469,151	10.00%
Tier I Capital (to Risk-Weighted Assets)	511,320	10.90	187,661	4.00	281,491	6.00
Tier I Capital (to Average Assets)	511,320	8.26	247,642	4.00	309,553	5.00

Texas State Bank
As of June 30, 2006 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$562,696	11.83%	$380,478	8.00%	$475,598	10.00%
Tier I Capital (to Risk-Weighted Assets)	513,600	10.80	190,239	4.00	285,359	6.00
Tier I Capital (to Average Assets)	513,600	7.86	261,356	4.00	326,695	5.00

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$536,233	11.45%	$374,816	8.00%	$468,520	10.00%
Tier I Capital (to Risk-Weighted Assets)	486,206	10.38	187,408	4.00	281,112	6.00
Tier I Capital (to Average Assets)	486,206	7.86	247,370	4.00	309,213	5.00

At June 30, 2006, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $14,759,000 and earnings per diluted common share was $0.27 for the three months ended June 30, 2006.  For the three months ended June 30, 2005, net income was $21,914,000 and earnings per diluted common share was $0.40. Net income decreased primarily due to a $10,948,000 increase in the provision for loan losses and a $4,755,000 increase in salaries and employee benefits. In addition, the Company received an aggregate of $908,000 in special distributions during the three months ended June 30, 2005 as the Company’s share of the proceeds from the merger of PULSE EFT Association with Discover Financial Services, for which there were no corresponding distributions during the three months ended June 30, 2006. This decrease was partially offset by a $4,787,000 increase in net interest income. Return on average assets was 0.88% and 1.43% and return on average shareholders’ equity was 8.90% and 14.26% for the three months ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006, net income was $37,770,000 compared to $45,713,000 for the same period in 2005, representing a decrease of $7,943,000 or 17.4%. Net income decreased due to an increase of $10,412,000 in the provision for loan losses and a $5,000,000 increase in salaries and employee benefits.  In addition, the Company received an aggregate of $6,160,000 in special distributions during the six months ended June 30, 2005 as the Company’s share of the proceeds from the merger of PULSE EFT Association with Discover Financial Services.  These decreases were partially offset by an increase in net interest income of $9,015,000. Earnings per diluted common share was $0.69 and $0.83 for the six months ended June 30, 2006 and 2005, respectively. Return on average assets was 1.15% and 1.51% and return on average shareholders’ equity was 11.80% and 15.07% for the six months ended June 30, 2006 and 2005, respectively.

NET INTEREST INCOME

Net interest income, reported on a tax-equivalent basis, was $64,363,000 for the three months ended June 30, 2006 compared with $59,002,000 for the same period in 2005, an increase of $5,361,000 or 9.1%. The net interest margin was 4.20% for the three months ended June 30, 2006 compared to 4.23% for the same period in 2005. Tax-equivalent interest income for the three months ended June 30, 2006 was $108,842,000, an increase of $21,999,000 or 25.3% from the three months ended June 30, 2005. This increase in tax-equivalent interest income was primarily due to an 88 basis point increase in the yield on average interest-earning assets. The increase was further affected by growth in average interest-earning assets, which rose to $6,142,162,000 representing a $547,673,000 or 9.8% increase compared to the same period in 2005. Tax-equivalent interest income on loans held for investment increased $16,997,000 or 24.2% to $87,316,000 for the three months ended June 30, 2006 compared to the same period in 2005.  The increase was primarily due to a 116 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 5.92% during second quarter 2005 to 7.90% during second quarter 2006.  The increase was further affected by a $272,009,000 or 7.0% increase in average loans held for investment over the same period in 2005.  Tax-equivalent interest income on securities increased to $20,735,000, reflecting a $4,636,000 or 28.8% increase from the prior comparable period. This increase was attributable to a $260,827,000 increase in average securities, up 15.5% compared to the three months ended June 30, 2005. The increase was further affected by a 44 basis point increase in the yield on average securities during second quarter 2006 compared to the same period in 2005.

For the six months ended June 30, 2006, tax-equivalent net interest income was $127,367,000 compared with $117,413,000 for the same period in 2005, an increase of $9,954,000 or 8.5%. The net interest margin was 4.23% for the six months ended June 30, 2006 compared to 4.27% for the same period in 2005. Tax-equivalent interest income for the six months ended June 30, 2006 was $211,022,000, an increase of $42,472,000 or 25.2% from the six months ended June 30, 2005. This increase in tax-equivalent interest income was largely due to an 87 basis point increase in the yield on average interest-earning assets.  The increase was further affected by growth in average interest-earning assets, which rose to $6,070,243,000, representing a $531,025,000 or 9.6% increase compared to the same period in 2005.  For the six months ended June 30, 2006, tax-equivalent interest income on loans held for investment increased $33,164,000 or 24.2% to $169,962,000 compared to the same period in 2005. The increase was primarily due to a 118 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 5.68% during the six months ended June 30, 2005 to 7.66% during the same period in 2006. The increase was further affected by a $256,206,000 or 6.6% increase in average loans held for investment over the same period in 2005.  Tax-equivalent interest income on securities increased to $39,642,000, reflecting an $8,750,000 or 28.3% increase from the prior comparable period. This increase was attributable to a $268,638,000 increase in average securities, up 16.4% compared to the six months ended June 30, 2005. The increase was further affected by a 39 basis point increase in the yield on average securities during the six months ended June 30, 2006 compared to the same period in 2005.

Interest expense increased to $44,479,000 for the three months ended June 30, 2006 compared to $27,841,000 for the same period in 2005, representing an increase of $16,638,000 or 59.8%. The increase was primarily due to a 119 basis point increase in the cost of funds during second quarter 2006 compared to the same period in 2005 resulting from increasing market rates. The increase was further affected by an increase in average interest-bearing liabilities of $343,413,000 or 7.5% to $4,932,893,000 compared to $4,589,480,000 for second quarter 2005. Interest expense on deposits increased by $13,670,000 or 56.3% to $37,950,000 for second quarter 2006 compared to the comparable period in 2005. The increase reflects the effects of higher rates offered on deposits due to increases in market rates since June 30, 2005. Average interest-bearing deposits increased by $240,029,000 or 5.7% to $4,424,581,000 for second quarter 2006 compared with second quarter 2005. Interest expense on other borrowed money increased $2,968,000 or 83.3% to $6,529,000 for the three months ended June 30, 2006 compared to the same period in 2005. The increase was primarily attributable to an increase in the cost of other borrowed money of 162 basis points primarily due to an increase of 198 and 167 basis points in the cost of Federal Home Loan Bank advances and junior subordinated debentures, respectively, resulting from increasing interest rates. In addition, average other borrowed money increased $103,384,000 or 25.5% to $508,312,000 during the three months ended June 30, 2006 compared to $404,928,000 during the three months ended June 30, 2005.  The increase was primarily the result of a 31.0% or $77,226,000 increase in the average balance of Federal Home Loan Bank advances to $326,607,000 for second quarter 2006 compared to the same period in 2005.

For the six months ended June 30, 2006, interest expense was $83,655,000 compared to $51,137,000 for the same period in 2005. The increase was primarily due to a 119 basis point increase in the cost of funds during the six months ended June 30, 2006 from the comparable period in 2005 resulting from increasing market rates. Average interest-bearing liabilities increased $326,533,000 or 7.2% to $4,871,472,000 for the six months ended June 30, 2006 compared to $4,544,939,000 for the six months ended June 30, 2005. Interest expense on deposits totaled $72,181,000 for the six months ended June 30, 2006, reflecting an increase of $27,663,000 or 62.1% compared to the same prior year period. The increase in interest expense on deposits resulted primarily from a 114 basis point increase in the average rate paid on interest-bearing deposits combined with a $256,806,000 or 6.2% increase in average interest-bearing deposits. Interest expense on other borrowed money increased to $11,474,000 for the six months ended June 30, 2006 compared to $6,619,000 for the same prior year period. The increase was primarily attributable to an increase in the cost of other borrowed money of 159 basis points primarily due to an increase of 196 and 168 basis points in the cost of Federal Home Loan Bank advances and junior subordinated debentures, respectively, resulting from increasing interest rates.  In addition, average other borrowed money increased $69,727,000 or 17.4% to $470,250,000 during the six months ended June 30, 2006 compared to $400,523,000 during the six months ended June 30, 2005 resulting primarily from a $61,497,000 increase in the average balance of Federal Home Loan Bank advances.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change”. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change”. The following tables present, for periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, reported on a tax-equivalent basis, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are derived from average daily balances and the yields and rates are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a tax-equivalent basis, assuming a 35% effective tax rate for 2006 and 2005:

	Three Months Ended
	June 30, 2006			June 30, 2005
Tax-Equivalent Basis(1)	Average Balance	Interest	Yield/ Rate(3)	Average Balance	Interest	Yield/ Rate(3)
(Dollars in Thousands)	(Unaudited)

Assets
Interest-Earning Assets
Loans Held for Sale(2)	$37,395	$666	7.14%	$21,333	$347	6.52%
Loans Held for Investment(2)
Commercial	1,334,921	27,710	8.33	1,192,806	20,404	6.86
Real Estate	2,647,059	56,024	8.49	2,516,580	46,647	7.43
Consumer	166,080	3,582	8.65	166,665	3,268	7.86
Total Loans Held for Investment	4,148,060	87,316	8.44	3,876,051	70,319	7.28
Securities
Taxable	1,755,108	17,992	4.11	1,540,554	14,278	3.72
Tax-Exempt	191,612	2,743	5.74	145,339	1,821	5.03
Total Securities	1,946,720	20,735	4.27	1,685,893	16,099	3.83
Interest-Bearing and Time Deposits	300	6	8.02	992	3	1.21
Federal Funds Sold	9,687	119	4.93	10,220	75	2.94
Total Interest-Earning Assets	6,142,162	$108,842	7.11%	5,594,489	$86,843	6.23%
Cash and Due from Banks	126,837			130,212
Premises and Equipment, Net	152,122			141,391
Other Assets, Net	338,736			321,237
Allowance for Loan Losses	(50,552)			(48,500)
Total Assets	$6,709,305			$6,138,829
Liabilities
Interest-Bearing Liabilities
Savings	$226,467	$265	0.47%	$217,515	$238	0.44%
Money Market Checking and Savings	1,806,975	12,549	2.79	1,587,841	6,447	1.63
Time Deposits	2,391,139	25,136	4.22	2,379,196	17,595	2.97
Total Savings and Time Deposits	4,424,581	37,950	3.44	4,184,552	24,280	2.33
Other Borrowed Money	508,312	6,529	5.15	404,928	3,561	3.53
Total Interest-Bearing Liabilities	4,932,893	$44,479	3.62%	4,589,480	$27,841	2.43%
Demand Deposits	1,078,883			902,549
Other Liabilities	32,425			30,556
Total Liabilities	6,044,201			5,522,585
Shareholders’ Equity	665,104			616,244
Total Liabilities and Shareholders’ Equity	$6,709,305			$6,138,829
Net Interest Income(1)		$64,363			$59,002
Less: Tax-Equivalent Adjustment		1,495			921
Net Interest Income, As Reported		$62,868			$58,081
Net Interest Margin			4.20%			4.23%

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

(2)                   Average balances of loans include nonaccrual loans and are presented net of unearned income and unamortized deferred fees and costs.

(3)                   Annualized.

	Six Months Ended
	June 30, 2006			June 30, 2005
Tax-Equivalent Basis(1)	Average Balance	Interest	Yield/ Rate(3)	Average Balance	Interest	Yield/ Rate(3)
(Dollars in Thousands)	(Unaudited)

Assets
Interest-Earning Assets
Loans Held for Sale(2)	$33,833	$1,173	6.99%	$21,069	$651	6.23%
Loans Held for Investment(2)
Commercial	1,328,841	53,600	8.13	1,204,558	39,834	6.67
Real Estate	2,628,574	109,440	8.40	2,493,459	90,341	7.31
Consumer	166,103	6,922	8.40	169,295	6,623	7.89
Total Loans Held for Investment	4,123,518	169,962	8.31	3,867,312	136,798	7.13
Securities
Taxable	1,714,285	34,469	4.05	1,488,043	27,210	3.69
Tax-Exempt	188,245	5,173	5.54	145,849	3,682	5.09
Total Securities	1,902,530	39,642	4.20	1,633,892	30,892	3.81
Interest-Bearing and Time Deposits	341	10	5.91	3,765	34	1.82
Federal Funds Sold	10,021	235	4.73	13,180	175	2.68
Total Interest-Earning Assets	6,070,243	$211,022	7.01%	5,539,218	$168,550	6.14%
Cash and Due from Banks	136,134			136,712
Premises and Equipment, Net	151,636			139,887
Other Assets, Net	332,790			318,019
Allowance for Loan Losses	(51,346)			(48,524)
Total Assets	$6,639,457			$6,085,312
Liabilities
Interest-Bearing Liabilities
Savings	$226,357	$527	0.47%	$217,438	$491	0.46%
Money Market Checking and Savings	1,801,866	23,627	2.64	1,591,694	11,696	1.48
Time Deposits	2,372,999	48,027	4.08	2,335,284	32,331	2.79
Total Savings and Time Deposits	4,401,222	72,181	3.31	4,144,416	44,518	2.17
Other Borrowed Money	470,250	11,474	4.92	400,523	6,619	3.33
Total Interest-Bearing Liabilities	4,871,472	$83,655	3.46%	4,544,939	$51,137	2.27%
Demand Deposits	1,073,604			899,607
Other Liabilities	49,115			29,114
Total Liabilities	5,994,191			5,473,660
Shareholders’ Equity	645,266			611,652
Total Liabilities and Shareholders’ Equity	$6,639,457			$6,085,312
Net Interest Income(1)		$127,367			$117,413
Less: Tax-Equivalent Adjustment		2,859			1,920
Net Interest Income, As Reported		$124,508			$115,493
Net Interest Margin			4.23%			4.27%

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

	Three Months Ended June 30, 2006 Compared to 2005				Six Months Ended June 30, 2006 Compared to 2005
	Net	Due to Change in		Rate/	Net	Due to Change in		Rate/
Tax-Equivalent Basis(1)	Change	Volume	Rate	Volume	Change	Volume	Rate	Volume
(Dollars in Thousands)	(Unaudited)

Interest Income
Loans Held for Sale	$319	$261	$34	$24	$522	$394	$79	$49
Loans Held for Investment	16,997	4,935	11,269	793	33,164	9,063	22,604	1,497
Securities
Taxable	3,714	1,988	1,515	211	7,259	4,137	2,710	412
Tax-Exempt	922	579	260	83	1,491	1,070	326	95
Interest-Bearing and Time
Deposits	3	(2)	17	(12)	(24)	(31)	79	(72)
Federal Funds Sold	44	(4)	50	(2)	60	(42)	134	(32)
Total Interest Income	21,999	7,757	13,145	1,097	42,472	14,591	25,932	1,949
Interest Expense
Deposits	13,670	1,393	11,611	666	27,663	2,758	23,452	1,453
Other Borrowed Money	2,968	910	1,639	419	4,855	1,152	3,154	549
Total Interest Expense	16,638	2,303	13,250	1,085	32,518	3,910	26,606	2,002
Net Interest Income Before Allocation of Rate/Volume	5,361	5,454	(105)	12	9,954	10,681	(674)	(53)
Allocation of Rate/Volume	—	246	(234)	(12)	—	445	(498)	53
Changes in Net Interest Income	$5,361	$5,700	$(339)	$—	$9,954	$11,126	$(1,172)	$—

(1)                For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses of $16,749,000 for the three months ended June 30, 2006 compared to $5,801,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company recorded a provision for loan losses of $21,620,000 compared to $11,208,000 for the same period in 2005. The increases in the provision for loan losses for the three and six months ended June 30, 2006 compared to the same periods in 2005 were a result of management’s assessment of probable losses in the portfolio after giving effect to the charge-offs during the second quarter 2006. Net charge-offs totaled $18,665,000 and $22,551,000 for the three and six months ended June 30, 2006, respectively, compared to $5,092,000 and $9,734,000 for the corresponding periods in 2005. Net charge-offs during the second quarter 2006 were adversely impacted by losses sustained on three large nonacccruing loan relationships totaling $11,378,000.  Net charge-offs to average loans held for investment increased during the six months ended June 30, 2006 to 1.10% compared to 0.51% for the same period in 2005.

Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate based on estimated probable losses in the loan portfolio. Management bases its decision on many factors which include historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, specific provisions for individual nonperforming loans, regulatory policies, GAAP, and general economic conditions, particularly as they relate to the Company’s lending area. For additional information on charge-offs and recoveries and the aggregate provision for loan losses, see the “Allowance for Loan Losses — Critical Accounting Policy” section of this report.

NONINTEREST INCOME

The Company’s primary sources of noninterest income are service charges on deposit accounts, other service charges, data processing service fees and trust fees. Noninterest income totaled $20,441,000 for the three months ended June 30, 2006 compared to $20,945,000 for the same period in 2005. Excluding net realized gain on sale of securities available for sale of $323,000 recognized in the second quarter 2005 and the $908,000 special distribution received in the second quarter 2005 as a result of the merger of PULSE EFT Association with Discover Financial Services, noninterest income for second quarter 2006 increased $727,000 or 3.7% compared to second quarter 2005. This increase was primarily attributable to an $858,000 increase in total service charges and a $214,000 increase in insurance commissions, fees and premiums, net, for the quarter ended June 30, 2006 compared to the same period in 2005.  These increases were partially offset by a $377,000 decrease in mortgage banking revenues during the second quarter 2006 compared to the same period in 2005.  For the six months ended June 30, 2006, noninterest income totaled $40,217,000, a decrease of $5,734,000 from $45,951,000 for the same period in 2005. Excluding net realized gain (loss) on sale of securities available for sale of $(97,000) and $321,000 for the six months ended June 30, 2006 and 2005, respectively, and the aggregate $6,160,000 in special distributions received as a result of the merger of PULSE EFT Association with Discover Financial Services during the six months ended June 30, 2005, noninterest income for the six months ended June 30, 2006 increased $844,000 or 2.1% over the same period in 2005. This increase was primarily attributable to a $1,234,000 increase in total service charges and a $222,000 increase in insurance commissions, fees and premiums, net, for the six months ended June 30, 2006 compared to the same period in 2005.  These increases were partially offset by a $460,000 decrease in mortgage banking revenues during the same period.

Total service charges of $13,063,000 for the three months ended June 30, 2006 increased $858,000 or 7.0% compared to $12,205,000 for the same period in 2005.  The increase is primarily attributable to a $588,000 increase in non-sufficient funds and return item charges during second quarter 2006 compared to the second quarter 2005, combined with an increase of $431,000 in merchant credit and debit card income and $118,000 in automated teller machine income during the same periods.  These increases were partially offset by a $268,000 decrease in service charges on account analysis during second quarter 2006 compared to second quarter 2005 primarily due to an increase in the earnings credit rate.  The earnings credit rate is based on the 90-day Treasury bill rate and is the value attributed to deposits maintained by customers using treasury management products.  As the earnings credit rate has increased, the corresponding value given to deposits has increased resulting in customers being able to pay for more services with balances rather than fees.  Total service charges were $25,436,000 for the six months ended June 30, 2006 compared to $24,202,000 for the same period in 2005, an increase of $1,234,000 or 5.1%.  The increase is primarily attributable to a $938,000 increase in merchant credit and debit card income for the six months ended June 30, 2006 compared to the corresponding period in 2005, combined with an increase of $640,000 non-sufficient funds and return item charges and $248,000 in automated teller machine income during the same periods.  These increases were partially offset by a $576,000 decrease in account analysis fees during the six months ended June 30, 2006 compared to the same period in 2005 due to an increase in the earnings credit rate attributed to deposits maintained by customers using the Company’s treasury management services.

Insurance commissions, fees and premiums, net, for the three months ended June 30, 2006 totaled $1,193,000, increasing by $214,000 or 21.9% compared to $979,000 for the same period in 2005. For the six months ended June 30, 2006, insurance commissions, fees and premiums, net, of $2,199,000 increased $222,000 or 11.2% compared to $1,977,000 for the comparable period in 2005. These increases are primarily attributable to increased volumes of business at the Company’s title insurance subsidiaries.

Trust fees of $1,971,000 for the three months ended June 30, 2006 increased $67,000 or 3.5% compared to $1,904,000 for the comparable prior year period. Trust fees were $3,872,000 for the six months ended June 30, 2006 compared to $3,744,000 for the same period in 2005, an increase of $128,000 or 3.4%. The average fair value of trust accounts increased $488,501,000 or 30.4% from $1,608,438,000 for the three months ended June 30, 2005 to $2,096,939,000 for the three months ended June 30, 2006. The average fair value of trust accounts increased $514,892,000 or 33.5% from $1,537,016,000 for the six months ended June 30, 2005 to $2,051,908,000 for the six months ended June 30, 2006.  The increase in the average fair value of trust accounts is due to additional trust business developed during the last twelve months including $322,664,000 in average corporate trust accounts added during the period which provide minimal fee income.  The fair market value of trust accounts at June 30, 2006 was $2,101,620,000 compared to $1,864,145,000 at December 31, 2005 and $1,681,922,000 at June 30, 2005. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Mortgage banking revenues of $1,440,000 for the three months ended June 30, 2006 decreased $377,000 or 20.7% compared to $1,817,000 for the comparable prior year period.  The decrease was primarily attributable to a decrease in gain on sale of loans held for sale of $277,000 for the quarter ended June 30, 2006 when compared to the same period in 2005, combined with a decrease of $57,000 in gain on sale of mortgage servicing rights during the same periods.  Mortgage banking revenues of $2,625,000 for the six months ended June 30, 2006 decreased $460,000 or 14.9% compared to $3,085,000 for the comparable prior year period.  The decrease was primarily attributable to a decrease in gain on sale of loans held for sale of $493,000 for the six months ended June 30, 2006 when compared to the same period in 2005.  Mortgage banking revenues, which include origination fees, gain on sale of loans held for sale, gain on sale of mortgage servicing rights and other fees associated with mortgage banking, have been negatively impacted by rising interest rates and an increasingly competitive environment.  The market value of loans held for sale is impacted by changes in current interest rates. An increase in interest rates results in a decrease in the market value of these loans.

Realized gain (loss) on sale of securities available for sale, net, for the quarter ended June 30, 2005 was $323,000.  There was no realized gain (loss) on sale of securities available for sale, net, for the quarter ended June 30, 2006.  For the six months ended June 30, 2006, net realized gain (loss) on sale of securities available for sale was $(97,000) compared to $321,000 for the comparable period in 2005. Management regularly reviews the composition of the investment portfolio and may periodically sell securities and reinvest the proceeds as it deems appropriate.  Net unrealized holding loss on securities available for sale, net of tax, totaled $35,065,000 at June 30, 2006. See Shareholders’ Equity.

Data processing service fees of $2,108,000 for the three months ended June 30, 2006 decreased $40,000 or 1.9% compared to $2,148,000 for the three months ended June 30, 2005.  During the six months ended June 30, 2006, data processing service fees decreased $380,000 or 8.0% to $4,392,000 compared to $4,772,000 during the same period in 2005. The decrease in data processing fees for the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to a $332,000 nonrecurring termination fee received during first quarter 2005. There were 25 data processing clients at June 30, 2006 and June 30, 2005.

Loan servicing income, net, which includes amortization of the MSR asset, increased $80,000 to $83,000 for second quarter 2006 compared to $3,000 for second quarter 2005. The increase resulted primarily from a decrease in MSR amortization of $101,000 partially offset by a decrease of $36,000 in servicing fees. During the six months ended June 30, 2006, loan servicing income, net, decreased $87,000 to $69,000 compared to $156,000 for the same period in 2005, primarily  due to a decrease in servicing fees.

Other noninterest income of $583,000 for the three months ended June 30, 2006 decreased $983,000 compared to $1,566,000 for the comparable 2005 period. The decrease resulted primarily from a $908,000 special distribution received during the second quarter 2005 from the merger of PULSE EFT Association with Discover Financial Services.  During the six months ended June 30, 2006, other noninterest income decreased $5,973,000 to $1,721,000 compared to $7,694,000 during the same period in 2005. The decrease for the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to an aggregate $6,160,000 in special distributions received during the first two quarters of 2005 from the above mentioned merger of PULSE EFT Association with Discover Financial Services.

NONINTEREST EXPENSE

A detailed summary of noninterest expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2006	2005	2006	2005
	(Unaudited)
Salaries and Wages	$19,364	$15,648	$37,392	$32,811
Employee Benefits	5,001	3,962	9,935	9,516
Total Salaries and Employee Benefits	24,365	19,610	47,327	42,327
Occupancy Expense, Net	3,831	3,742	7,700	7,156
Equipment Expense	3,674	3,610	7,090	6,933
Other Real Estate (Income) Expense, Net
Rental Income	(72)	(18)	(131)	(35)
(Gain) Loss on Sale	(531)	74	(708)	92
Operating Expenses	249	243	586	471
Write-Downs	—	119	—	119
Total Other Real Estate (Income) Expense, Net	(354)	418	(253)	647
Amortization of Identifiable Intangibles	1,390	1,652	3,008	3,493
Other Noninterest Expense
Advertising and Public Relations	1,637	1,482	2,712	2,920
Data Processing and Check Clearing	2,356	1,899	4,511	3,821
Director Fees	204	191	391	381
Franchise Tax	227	166	461	250
Insurance	264	123	408	301
FDIC Insurance	170	173	338	341
Legal	582	416	1,024	617
Professional Fees	1,750	1,247	2,729	2,181
Postage, Delivery and Freight	468	585	1,134	1,382
Printing, Stationery and Supplies	891	883	1,683	1,907
Software Amortization	631	657	1,224	1,261
Telephone	441	513	902	957
Other Losses	475	229	829	442
Miscellaneous Expense	1,593	1,586	3,113	2,964
Total Other Noninterest Expense	11,689	10,150	21,459	19,725
Total Noninterest Expense	$44,595	$39,182	$86,331	$80,281

Noninterest expense of $44,595,000 for the three months ended June 30, 2006 increased $5,413,000 or 13.8% compared to $39,182,000 for the same period in 2005. For the six months ended June 30, 2006, noninterest expense totaled $86,331,000 compared to $80,281,000 for the same period in 2005, representing an increase of $6,050,000 or 7.5%. The efficiency ratio was 53.53% for the three months ended June 30, 2006 compared to 49.58% for the same period in 2005. For the six months ended June 30, 2006, the efficiency ratio was 52.41% compared to 49.73% for the same period in 2005. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, of $24,365,000 for the three months ended June 30, 2006 increased $4,755,000 or 24.2% compared to $19,610,000 for the second quarter 2005.  The increase is attributable to salary increases in the second quarter 2006, increases in pension plan and bonus expense, higher staffing levels in certain departments primarily due to expansion and enhancement of the Company’s Bank Secrecy Act/Anti-Money Laundering compliance program and the effect of expensing stock options.  These increases were partially offset by staff reductions in other areas.  Pension plan and bonus expense was $1,299,000 for second quarter 2006. During the second quarter 2005, the Company reversed $1,179,000 of pension plan and bonus expense accrued during the first quarter 2005. Stock-based compensation expense for the second quarter 2006 was $919,000. Salaries and employee benefits for the six months ended June 30, 2006 totaled $47,327,000, reflecting an increase of $5,000,000 or 11.8% from the comparable prior year period. The increase reflects salary increases in the second quarter 2006, increases in pension plan and bonus expense, higher staffing levels in certain departments due to expansion and enhancement of the Company’s Bank Secrecy Act/Anti-Money Laundering compliance program and the effect of expensing stock options. Pension plan and bonus expense was $2,598,000 for the six months ended June 30, 2006 compared to $398,000 for the corresponding 2005 period. As previously mentioned, the Company reversed $1,179,000 of pension plan and bonus expense in the second quarter 2005. Stock-based compensation expense for the six months ended June 30, 2006 was $1,405,000. Salaries and employee benefits, annualized, averaged 1.46% of average assets for the three months ended June 30, 2006 compared to 1.28% for the three months ended June 30, 2005. For the six months ended June 30, 2006, salaries and employee benefits, annualized, averaged 1.44% of average assets compared to 1.40% for the six months ended June 30, 2005.

Occupancy expense, net, of $3,831,000 for the three months ended June 30, 2006 increased by $89,000 or 2.4% compared to $3,742,000 reported for second quarter 2005. For the six months ended June 30, 2006, occupancy expense, net, increased $544,000 or 7.6% to $7,700,000 compared to the same period in 2005. The increases to both periods resulted primarily from increases to utilities expense and property insurance expense. These increases were partially offset by decreases in building lease expense, net, in 2006 when compared to the corresponding periods in 2005. Texas State Bank operated 73 banking locations as of June 30, 2006 compared to 71 as of June 30, 2005.

Equipment expense of $3,674,000 for the three months ended June 30, 2006 increased $64,000 or 1.8% from $3,610,000 reported for the same period in 2005. For the six months ended June 30, 2006, equipment expense totaled $7,090,000, reflecting an increase of $157,000 or 2.3% compared to the same period in 2005. The increase resulted primarily from increases in equipment service contracts of $115,000 and $279,000 for the second quarter 2006 and the six months ended June 30, 2006, respectively.  The increases were partially offset by decreases in miscellaneous equipment expense of $21,000 and $73,000 and decreases in personal property taxes of $25,000 and $54,000 for the three and six months ended June 30, 2006, respectively, compared to the corresponding periods in 2005.

Other real estate (income) expense, net, includes income from foreclosed properties, gain or loss on sale of other real estate properties, operating expenses and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate (income) expense, net, was $(354,000) for the three months ended June 30, 2006 compared to $418,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, other real estate (income) expense, net, was $(253,000) compared to $647,000 reported for the corresponding period in 2005. The change in other real estate (income) expense, net, is primarily attributable to a net gain on sale of other real estate recorded in the second quarter 2006.  In addition, the Company recorded write-downs of other real estate of $119,000 in the second quarter 2005.  No such write-downs were required in the current year.

Amortization of identifiable intangibles of $1,390,000 for the three months ended June 30, 2006 decreased $262,000 or 15.9% compared to $1,652,000 for the same period in 2005 primarily due to a $248,000 decrease in core deposit intangible (CDI) amortization. For the six months ended June 30, 2006, amortization of identifiable intangibles decreased $485,000 or 13.9% to $3,008,000, compared to the same prior year period. The decrease is primarily the result of a $429,000 decrease in CDI amortization.  CDI is amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry.  As a result, CDI amortization will decline over time with most of the amortization during the initial years.

INCOME TAX EXPENSE

The Company recorded income tax expense of $7,206,000 for the three months ended June 30, 2006 compared to $12,129,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, income tax expense totaled $19,004,000 compared to $24,242,000 for the same prior year period. The decrease in income tax is primarily due to a decreased level of pretax income for the three and six months ended June 30, 2006 compared to the same periods in 2005. The Company’s effective tax rate was 33.5% for the six months ended June 30, 2006 and 34.7% for the six months ended June 30, 2005. The decrease in the effective tax rate is primarily attributable to an increase in tax-exempt income as a percentage of income before income tax expense.

CAPITAL ADEQUACY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2006, the Company

exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.37%, a Tier I risk-based capital ratio of 11.34% and a Tier I leverage ratio of 8.26%.

Shareholders’ equity increased by $13,663,000 or 2.1% during the six months ended June 30, 2006 primarily due to comprehensive income of $25,268,000 less cash dividends of $15,335,000 declared during the period.  In addition, the Company received $2,111,000 in proceeds from the exercise of stock options and recorded stock-based compensation of $1,405,000 during the period.  Comprehensive income for the period included net income of $37,770,000, offset by net unrealized loss on securities available for sale, net of tax and reclassification adjustment, of $12,502,000.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future, provide asset liquidity. These include cash, interest-bearing deposits, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. At June 30, 2006, the Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, increased to 36.4% at June 30, 2006 compared to 33.9% at December 31, 2005.

Liquidity is also provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s market areas. The Company does not have, nor does it solicit, brokered deposits. Foreign deposits represent 7.8% of deposits at June 30, 2006 compared to 7.6% of deposits at December 31, 2005. Federal funds purchased and short-term borrowings are additional sources of liquidity. At June 30, 2006, the Company had lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of  $1,231,465,000 from the Federal Home Loan Bank, of which $540,218,000 was advanced at June 30, 2006. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

The Company enters into contractual commitments to extend credit, normally with a fixed expiration date, at specified rates and for specific purposes. All of the Company’s commitments are contingent upon the customer maintaining specific credit standards at the time of the loan funding. At June 30, 2006, the Company had outstanding commitments to extend credit of $817,467,000, standby letters of credit of $79,433,000 and credit card guarantees of $1,085,000. The Company guarantees the credit card debt of certain customers to the merchant bank that issues the cards, up to the customers’ credit limit. In addition, the Company had construction and real estate commitments of $77,000 at June 30, 2006.

During the six months ended June 30, 2006, funds for $304,261,000 of securities purchased and $91,253,000 of net loan originations and advances came from various sources, including $117,734,000 of proceeds from security sales and maturities, a net increase in deposits of $85,529,000, a net increase in other borrowed money of $155,108,000 and $56,037,000 from operating activities.

The Company is primarily dependent on dividend and interest income from the Bank for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines. At June 30, 2006, an aggregate of $85,851,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

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

The following table summarizes the simulated change in net interest income over a 12-month period as of June 30, 2006 and December 31, 2005:

Changes in Interest	Estimated Net	Increase (Decrease) in Net Interest Income
Rates (Basis Points)	Interest Income	Amount	Percent
	(Dollars in Thousands)
June 30, 2006 (Unaudited)
+100	$276,634	$3,048	1.1%
—	273,586	—	—
-100	274,761	1,175	0.4
December 31, 2005
+100	$271,550	$6,333	2.4%
—	265,217	—	—
-100	262,679	(2,538)	(1.0)

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2005, the Company was named in a lawsuit along with several other defendants, including Joe Penland, Sr., a director of the Company, and Texas State Bank.  The plaintiffs in that lawsuit purport to act as the assignees of the former Mauriceville National Bank (“Mauriceville”) and as co-agents on behalf of Mauriceville’s former shareholders.  The lawsuit seeks recovery, among other things, of funds lost by Mauriceville arising out of an alleged check kiting scheme involving cashier’s checks issued by Mauriceville and customer checks drawn on Community Bank & Trust, S.S.B. (“Community”) and another bank.  Plaintiffs seek recovery of $3,374,256, plus an unspecified amount of consequential damages, interest, attorneys’ fees and expenses.  Community was acquired by the Company as part of its acquisition of Southeast Texas Bancshares, Inc. in March 2004.  The Company’s management has notified its insurance carriers and intends to vigorously defend the lawsuit.

Subsequent to this lawsuit, Mr. Penland filed a lawsuit against several individuals and companies that were involved in the first lawsuit.  This litigation relates to the same businesses involved in the check kiting scheme that is the subject of the first lawsuit.  The Company and the Bank were not named as original parties in the second lawsuit.

In December 2005, one of the defendants in the second lawsuit filed a counterclaim and third party petition against the Company and the Bank as the successor-in-interest to Community.  In this counterclaim and third party petition, the plaintiff claims, among other things, that Community, acting in concert with Mr. Penland, tortiously interfered with existing contracts, breached an agreement with the plaintiffs and breached fiduciary duties and duties of good faith and fair dealing owed to the plaintiff.  The plaintiff also claims that the wrongful actions he asserts in the litigation constitute fraud, constructive fraud and/or fraudulent concealment, and negligence, gross negligence and negligent misrepresentation. The plaintiff claims both actual and punitive damages of an unspecified amount. The Company denies the allegations and intends to vigorously defend the lawsuit. In addition, the Company has notified its insurance carriers of the claim.

There have been no material developments in this litigation during the second quarter 2006.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 24, 2006. The following matters were submitted to a vote of the Company’s  shareholders.

Election of all thirteen director nominees was approved:

Nominee	Total Votes For	Total Votes Withheld
Morris Atlas	47,049,768	1,881,049
Robert F. Boggus	34,379,657	14,551,160

Nominee	Total Votes For	Total Votes Withheld
Robert R. Farris	48,845,655	85,162
Hill A. Feinberg	48,298,501	632,316
C. Kenneth Landrum, M.D.	47,093,247	1,837,570
David L. Lane	48,796,948	133,869
Jack H. Mayfield, Jr.	48,339,952	590,865
Joe Penland, Sr.	47,969,258	961,560
Joseph E. Reid	48,825,426	105,391
Glen E. Roney	47,771,635	1,159,182
Tudor G. Uhlhorn	48,716,602	214,215
Walter Umphrey	47,035,031	1,895,786
Mario Max Yzaguirre	48,336,440	594,377

The 2006 Incentive Plan was approved:

Total Votes For	Total Votes Withheld	Total Votes Against
40,007,889	68,583	2,852,455

 The appointment of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2006 was ratified:

Total Votes For	Total Votes Withheld	Total Votes Against
48,527,493	16,422	386,902

ITEM 6. EXHIBITS

(a)      The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)     Exhibits — The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

2.1

Agreement and Plan of Reorganization, dated as of June 12, 2006, by and among Texas Regional Bancshares, Inc., a Texas corporation and Banco Bilbao Vizcaya Argentaria, S.A (incorporated by reference from Form 8-K/A filed June 13, 2006, Commission File No. 000-14517).

2.2

Voting and Support Agreement, dated as of June 12, 2006, by and among Glen E. Roney and Banco Bilbao Vizcaya Argentaria, S.A (incorporated by reference from Form 8-K filed June 14, 2006, Commission File No. 000-14517).

2.3

Voting and Support Agreement, dated as of June 12, 2006, by and among Paul S. Moxley and Banco Bilbao Vizcaya Argentaria, S.A (incorporated by reference from Form 8-K filed June 14, 2006, Commission File No. 000-14517).

2.4

Voting and Support Agreement, dated as of June 12, 2006, by and among Walter Umphrey and Banco Bilbao Vizcaya Argentaria, S.A (incorporated by reference from Form 8-K filed June 14, 2006, Commission File No. 000-14517).

2.5

Employment Agreement dated as of June 12, 2006, by and among Glen E. Roney and Texas Regional Bancshares, Inc. and Addendum to Employment Agreement dated as of June 13, 2006 (incorporated by reference from Form 8-K filed June 15, 2006, Commission File No. 000-14517).

2.6

Employment Agreement dated as of June 12, 2006, by and among Texas Regional Bancshares, Inc., a Texas corporation and Paul S. Moxley (incorporated by reference from Form 8-K filed June 15, 2006, Commission File No. 000-14517).

2.7

Employment Agreement dated as of June 12, 2006, by and among Texas Regional Bancshares, Inc., a Texas corporation and John A. Martin (incorporated by reference from Form 8-K filed June 15, 2006, Commission File No. 000-14517).

2.8

Employment Agreement dated as of June 12, 2006, by and among Texas Regional Bancshares, Inc., a Texas corporation and Douglas G. Bready (incorporated by reference from Form 8-K filed June 15, 2006, Commission File No. 000-14517).

2.9

Employment Agreement dated as of June 12, 2006, by and among Texas Regional Bancshares, Inc., a Texas corporation and Craig A. Swann (incorporated by reference from Form 8-K filed June 15, 2006, Commission File No. 000-14517).

2.10

Employment Agreement dated as of June 12, 2006, by and among Texas Regional Bancshares, Inc., a Texas corporation and Robert C. Norman (incorporated by reference from Form 8-K filed June 15, 2006, Commission File No. 000-14517).

2.11

Employment Agreement dated as of June 12, 2006, by and among Texas Regional Bancshares, Inc., a Texas corporation and Stanley V. Grisham (incorporated by reference from Form 8-K filed June 15, 2006, Commission File No. 000-14517).

2.12

Employment Agreement dated as of June 12, 2006, by and among Texas Regional Bancshares, Inc., a Texas corporation and Lois Ann Stanton (incorporated by reference from Form 8-K filed June 15, 2006, Commission File No. 000-14517).

2.13

Sample Employment Agreement dated as of June 12, 2006, by and among Texas Regional Bancshares, Inc., a Texas corporation and Employee (incorporated by reference from Form 8-K filed June 15, 2006, Commission File No. 000-14517).

10.1

Written Agreement by and among Texas State Bank, Federal Reserve Bank of Dallas and Texas Department of Banking dated April 25, 2006 (incorporated by reference from Form 8-K filed April 27, 2006, Commission File No. 000-14517).

10.2

Form of Stock Option Agreement for Incentive Stock Options Granted Under Texas Regional Bancshares, Inc. 2006 Incentive Plan (incorporated by reference from Form 8-K filed April 28, 2006, Commission File No. 000-14517).

10.3

Form of Stock Option Agreement for Nonstatutory Stock Options Granted Under Texas Regional Bancshares, Inc. 2006 Incentive Plan (incorporated by reference from Form 8-K filed April 28, 2006, Commission File No. 000-14517).

10.4

Form of Stock Option Agreement for Nonstatutory Stock Options Granted to Non-Employee Directors Under Texas Regional Bancshares, Inc. 2006 Incentive Plan (incorporated by reference from Form 8-K filed April 28, 2006, Commission File No. 000-14517).

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

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

August 8, 2006	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

August 8, 2006	/s/ John A. Martin
John A. Martin
Executive Vice President
& Chief Financial Officer