Form 10-Q
period 2006-09-30
TEXAS REGIONAL BANCSHARES INC
filed 2006-11-09
CIK 787648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 There were 54,846,630 shares of the registrant’s Class A Voting Common Stock, $1.00 par value, outstanding as of November 8, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Balance Sheets	September 30,	December 31,
(Dollars in Thousands, Except Share Data)	2006	2005
	(Unaudited)
Assets
Cash and Due From Banks	$117,983	$179,829
Interest-Bearing Deposits at Other Banks	312	385
Federal Funds Sold	38,200	—
Total Cash and Cash Equivalents	156,495	180,214
Securities Available for Sale, at Fair Value	2,029,979	1,840,780
Loans Held for Sale	53,522	34,490
Loans Held for Investment, Net of Unearned Income and Fees	4,281,331	4,109,615
Less: Allowance for Loan Losses	(60,587)	(50,027)
Net Loans Held for Investment	4,220,744	4,059,588
Premises and Equipment, Net	152,261	149,698
Accrued Interest Receivable	46,554	42,628
Other Real Estate	18,254	7,086
Goodwill	193,094	192,740
Identifiable Intangibles, Net	21,911	25,624
Other Assets	58,968	55,471
Total Assets	$6,951,782	$6,588,319
Liabilities
Deposits
Demand	$1,026,352	$1,104,501
Savings	206,759	223,163
Money Market Checking and Savings	2,081,468	1,745,582
Time Deposits	2,397,305	2,320,085
Total Deposits	5,711,884	5,393,331
Other Borrowed Money	517,669	523,375
Accounts Payable and Accrued Liabilities	37,337	29,121
Total Liabilities	6,266,890	5,945,827
Commitments and Contingencies
Shareholders’ Equity
Preferred Stock; $1.00 Par Value, 10,000,000 Shares Authorized; None Issued and Outstanding	—	—
Common Stock – Class A; $1.00 Par Value, 100,000,000 Shares Authorized; Issued 54,841,050 Shares in 2006 and 49,733,990 Shares in 2005	54,841	49,734
Paid-In Capital	562,280	404,515
Retained Earnings	84,928	211,545
Accumulated Other Comprehensive Loss, Net of Tax	(17,157)	(22,563)
Treasury Stock; 21,780 Shares in 2005, at Cost	—	(739)
Total Shareholders’ Equity	684,892	642,492
Total Liabilities and Shareholders’ Equity	$6,951,782	$6,588,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2006	2005	2006	2005
	(Unaudited)
Interest Income
Loans Held for Sale	$788	$406	$1,961	$1,057
Loans Held for Investment, Including Fees	91,512	74,803	260,426	210,969
Securities
Taxable	19,914	14,988	54,383	42,198
Tax-Exempt	1,773	1,441	5,135	3,835
Interest-Bearing and Time Deposits	6	10	16	44
Federal Funds Sold	483	86	718	261
Total Interest Income	114,476	91,734	322,639	258,364
Interest Expense
Deposits	41,633	27,731	113,814	72,249
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	1,881	595	3,533	1,743
Federal Home Loan Bank Advances	6,137	2,559	13,239	5,869
Other Borrowed Money	1,468	1,203	4,188	3,364
Total Interest Expense	51,119	32,088	134,774	83,225
Net Interest Income Before Provision for Loan Losses	63,357	59,646	187,865	175,139
Provision for Loan Losses	13,453	8,720	35,073	19,928
Net Interest Income After Provision for Loan Losses	49,904	50,926	152,792	155,211
Noninterest Income
Service Charges on Deposit Accounts	10,399	10,082	29,439	28,863
Other Service Charges	2,977	2,575	9,373	7,996
Insurance Commissions, Fees and Premiums, Net	1,240	997	3,439	2,974
Trust Fees	2,087	1,892	5,959	5,636
Mortgage Banking Revenues	1,682	1,710	4,307	4,795
Realized Gain (Loss) on Sale of Securities Available for Sale, Net	—	475	(97)	796
Data Processing Service Fees	2,629	2,159	7,021	6,931
Loan Servicing Income (Loss), Net	67	(352)	136	(196)
Other Noninterest Income	412	421	2,133	8,115
Total Noninterest Income	21,493	19,959	61,710	65,910
Noninterest Expense
Salaries and Employee Benefits	25,099	21,886	72,426	64,213
Occupancy Expense, Net	4,059	3,749	11,759	10,905
Equipment Expense	3,805	3,515	10,895	10,448
Other Real Estate Expense, Net	592	305	339	952
Amortization of Identifiable Intangibles	1,258	1,514	4,266	5,007
Other Noninterest Expense	12,334	10,014	33,793	29,739
Total Noninterest Expense	47,147	40,983	133,478	121,264
Income Before Income Tax Expense	24,250	29,902	81,024	99,857
Income Tax Expense	7,898	10,073	26,902	34,315
Net Income	$16,352	$19,829	$54,122	$65,542
Earnings Per Common Share
Basic	$0.30	$0.36	$0.99	$1.20
Diluted	0.30	0.36	0.98	1.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Shareholders’ Equity	Common Stock-	Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
(Dollars in Thousands)	Class A	Capital	Earnings	Income (Loss)	Stock	Equity
	(Unaudited)
Nine Months Ended September 30, 2006
Balance, December 31, 2005	$49,734	$404,515	$211,545	$(22,563)	$(739)	$642,492
Net Income	—	—	54,122	—	—	54,122
Net Unrealized Holding Gain Arising During Period	—	—	—	5,343	—	5,343
Less: Reclassification Adjustment for Net Realized Loss Included in Net Income	—	—	—	63	—	63
Total Comprehensive Income	—	—	54,122	5,406	—	59,528
Exercise of Stock Options, 151,757 Shares of Class A Common Stock	151	2,987	—	—	—	3,138
Tax Benefits Related to Stock Compensation	—	598	—	—	—	598
Stock-Based Compensation	—	2,201	—	—	—	2,201
Ten Percent Stock Dividend	4,977	152,697	(157,674)	—	—	—
Cash Paid in Lieu of Fractional Shares	—	—	(52)	—	—	(52)
Cancellation of Treasury Stock	(21)	(718)	—	—	739	—
Cash Dividends - $0.420 per common share	—	—	(23,013)	—	—	(23,013)
Balance, September 30, 2006	$54,841	$562,280	$84,928	$(17,157)	$—	$684,892

Nine Months Ended September 30, 2005
Balance, December 31, 2004	$49,575	$401,414	$146,020	$(2,212)	$(739)	$594,058
Net Income	—	—	65,542	—	—	65,542
Net Unrealized Holding Loss Arising During Period	—	—	—	(13,328)	—	(13,328)
Less: Reclassification Adjustment for Net Realized Gain Included in Net Income	—	—	—	(517)	—	(517)
Total Comprehensive Income	—	—	65,542	(13,845)	—	51,697
Exercise of Stock Options, 133,484 Shares of Class A Common Stock	133	2,114	—	—	—	2,247
Tax Benefits Related to Stock Compensation	—	396	—	—	—	396
Cash Dividends - $0.309 per common share	—	—	(16,877)	—	—	(16,877)
Balance, September 30, 2005	$49,708	$403,924	$194,685	$(16,057)	$(739)	$631,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows	Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$54,122	$65,542
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation, Amortization and Accretion	18,555	22,117
Provision for Loan Losses	35,073	19,928
Provision for Estimated Losses on Other Real Estate and Other Loan Related Assets	1,939	119
Stock-Based Compensation	2,201	—
Net Realized (Gain) Loss on Sale of Securities Available for Sale	97	(796)
Loss on Sale of Other Assets	438	90
(Gain) Loss on Sale of Other Real Estate	(894)	137
Gain on Disposal of Premises and Equipment	(126)	(29)
Gain on Sale of Loans Held for Sale	(1,972)	(2,606)
Gain on Sale of Mortgage Servicing Rights	(1,700)	(1,447)
Deferred Tax Benefit	(7,864)	(4,784)
Net Change in:
Loans Held for Sale	(17,060)	8,834
Accrued Interest Receivable and Other Assets	(2,128)	(2,125)
Accounts Payable and Accrued Liabilities	8,740	7,382
Net Cash Provided by Operating Activities	89,421	112,362
Cash Flows from Investing Activities
Net Decrease in Time Deposits at Other Banks	—	8
Proceeds from Sales of Securities Available for Sale	10,800	133,765
Proceeds from Maturing Securities Available for Sale	221,980	139,331
Purchases of Securities Available for Sale	(419,264)	(512,290)
Proceeds from Maturing Securities Held to Maturity	—	210
Loan Originations and Advances, Net	(218,628)	(122,854)
Recoveries of Charged-Off Loans	1,840	1,752
Proceeds from Sale of Premises and Equipment	445	31
Purchases of Premises and Equipment	(12,279)	(14,570)
Proceeds from Sale of Other Real Estate	4,803	4,805
Proceeds from Sale of Other Assets	1,935	1,586
Net Cash Provided by Merger	—	20,406
Net Cash Used in Investing Activities	(408,368)	(347,820)
Cash Flows from Financing Activities
Net Increase in Demand Deposits, Savings, Money Market Checking and Savings Accounts	241,333	108,446
Net Increase in Time Deposits	77,220	86,745
Net Increase (Decrease) in Other Borrowed Money	(5,706)	47,426
Cash Dividends Paid on Class A Common Stock	(21,303)	(15,869)
Cash Paid in Lieu of Fractional Shares	(52)	—
Proceeds from Exercise of Stock Options	3,138	2,247
Excess Tax Benefits from Stock-Based Compensation	598	—
Net Cash Provided by Financing Activities	295,228	228,995
Decrease in Cash and Cash Equivalents	(23,719)	(6,463)
Cash and Cash Equivalents at Beginning of Period	180,214	146,307
Cash and Cash Equivalents at End of Period	$156,495	$139,844

(Continued)

Texas Regional Bancshares, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows	Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$131,283	$79,802
Income Taxes Paid	32,223	35,155
Supplemental Schedule of Noncash Investing and Financing Activities:
Foreclosure and Repossession in Partial Satisfaction of Loans Receivable	24,934	12,931
Financing Provided for Sales of Other Real Estate	4,375	3,917
Increase (Decrease) in Securities Purchased But Not Settled	(2,243)	13,781
Increase in Securities Sold But Not Settled	—	962
Increase in Other Real Estate Sold But Not Settled	—	481
Net Increase in Dividends Payable	1,710	1,008
The Company acquired Mercantile Bank & Trust, FSB, on January 14, 2005.
Assets acquired and liabilities assumed are as follows:
Fair Value of Assets Acquired, Including Goodwill, Net of Cash and Cash Equivalents Received	—	144,464
Net Cash and Cash Equivalents Received	—	20,430
Fair Value of Liabilities Assumed	—	164,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

TEXAS REGIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders’ equity, and cash flows in conformity with U.S. generally accepted accounting principles. However, the condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation. All such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2006 should not be considered indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Texas Regional Bancshares, Inc. and Subsidiaries (Texas Regional or the Company) Annual Report on Form 10-K for the year ended December 31, 2005.

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

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (Statement 155), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” Statement 155 amends Financial Accounting Standards No. 133 (Statement 133), “Accounting for Derivative Instruments and Hedging Activities” and Financial Accounting Standards No. 140 (Statement 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 is effective on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

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

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (Statement 157) “Fair Value Measurements”, which provides additional guidance for fair value measurements.  Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company will adopt Statement 157 for the fiscal year beginning January 1, 2008 and does not anticipate that this statement will have a material impact on its consolidated financial statements.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48 (Interpretation 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

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

The following is a summary of loans considered to be impaired:

	September 30,	December 31,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Impaired Loans With No SFAS No. 114 Valuation Reserve	$1,202	$441
Impaired Loans With a SFAS No. 114 Valuation Reserve	52,133	51,904
Total Recorded Investment in Impaired Loans	$53,335	$52,345
Valuation Allowance Related to Impaired Loans	$23,077	$12,033

The average recorded investment in impaired loans during the nine months ended September 30, 2006 was $47,250,000. Interest income on impaired loans of $240,000 for cash payments received on nonaccrual loans was recognized during the nine months ended September 30, 2006.

NOTE 3: JUNIOR SUBORDINATED DEBENTURES

As of September 30, 2006, the Riverway Holdings Capital Trust I, Riverway Holdings Capital Trust II and the Texas Regional Statutory Trust I (the Trusts), all wholly-owned unconsolidated subsidiaries of Texas Regional Delaware, Inc., had the following trust preferred securities outstanding and the Company had the following issues of junior subordinated debentures, all held by the Trusts, outstanding:

(Dollars in Thousands)	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Interest Rate at September 30, 2006	Junior Subordinated Debt Owed To Trust	Redemption Date	Final Maturity Date

Riverway Holdings Capital Trust I	March 28, 2001	$10,000	10.18% Fixed	10.18%	$10,310	June 8, 2011	June 8, 2031

Riverway Holdings Capital Trust II	July 16, 2001	5,000	6-month LIBOR plus 3.75%	9.30	5,155	January 25, 2007	July 25, 2031

Texas Regional Statutory Trust I	February 24, 2004	50,000	3-month LIBOR plus 2.85%	8.24	51,547	March 17, 2009	March 17, 2034

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

NOTE 4: COMMON STOCK

On March 14, 2006, the Board of Directors approved a cash dividend of $0.14 per common share and a 10 percent stock dividend for shareholders of record on March 31, 2006 and payable on April 13, 2006. The cash dividend was also paid on the common shares issued with the 10 percent stock dividend.  In addition, on June 11, 2006, the Board of Directors approved a cash dividend of $0.14 per common share for shareholders of record on June 30, 2006 and payable on July 14, 2006.  On September 26, 2006, the Board of Directors approved a cash dividend of $0.14 per common share for shareholders of record on October 6, 2006 and payable on October 13, 2006.  Share and per share information for all periods presented have been restated to retroactively give effect to the 10 percent stock dividend.

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

The table below presents basic and diluted earnings per common share computations (EPS).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands, Except Per Share Data)	2006	2005	2006	2005
	(Unaudited)
Net Income	$16,352	$19,829	$54,122	$65,542
Weighted Average Number of Common Shares Outstanding	54,811,313	54,609,398	54,766,530	54,567,120
Dilutive Effect of Stock Options and Non-Vested Stock Awards	540,633	299,544	405,595	297,702
Weighted Average Number of Common Shares Outstanding and Common Share Equivalents	55,351,946	54,908,942	55,172,125	54,864,822
Basic EPS	$0.30	$0.36	$0.99	$1.20
Diluted EPS	0.30	0.36	0.98	1.19

NOTE 6: STOCK -BASED COMPENSATION

Prior to the adoption of Statement of Financial Accounting Standards 123R (revised 2004) (Statement 123R), “Share-Based Payment”, a revision of Statement No. 123, “Accounting for Stock-Based Compensation”, the Company accounted for its stock-based employee compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”.  Under Opinion 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price.  All outstanding options were granted at fair market value on the date of grant; therefore, the Company did not record compensation expense in the condensed consolidated financial statements for stock-based employee compensation plans prior to adopting Statement 123R.

On January 1, 2006, the Company adopted the provisions of Statement No. 123R which supersedes Opinion 25, and related interpretations.  The Company adopted the “modified prospective application” method of applying Statement 123R; therefore, the results for prior periods have not been restated.  Under this method, the compensation expense for the three and nine months ended September 30, 2006 includes costs for awards granted in 2006 and costs of awards that were outstanding as of January 1, 2006 for which the required service period had not been rendered.

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

The Company recognized stock-based compensation expense related to stock options for the three months ended September 30, 2006 of $796,000 or $634,000, net of tax.  The recognition of stock-based compensation expense related to stock options during the three months ended September 30, 2006 resulted in a $0.01 decrease in basic and diluted earnings per common share.  For the nine months ended September 30, 2006, the Company recognized stock-based compensation expense related to stock options of $2,201,000 or $1,769,000, net of tax.  The recognition of stock-based compensation expense related to stock options during the nine months ended September 30, 2006 resulted in a $0.03 decrease in basic and diluted earnings per common share.  Cash flows from financing activities include $598,000 in cash inflows from excess tax benefits related to stock-based compensation.  Such cash flows were previously reported as operating activities. The portion of stock-based compensation expense that was unrecognized at September 30, 2006 was $4,212,000 and is expected to be recognized over a weighted-average period of approximately 2.60 years.

The following table illustrates the effect on net income and basic and diluted earnings per common share, for the three and nine months ended September 30, 2005, had compensation expense been recognized consistent with the fair value provisions of Statement 123.

	Three Months	Nine Months
	Ended	Ended
(Dollars in Thousands, Except Per Share Data)	September 30, 2005
	(Unaudited)
Net Income, As Reported	$19,829	$65,542
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net of Related Tax Effect	(752)	(2,267)
Pro Forma Net Income	$19,077	$63,275

Earnings Per Common Share:
Basic – As Reported	$0.36	$1.20
Basic – Pro Forma	0.35	1.16

Diluted – As Reported	0.36	1.19
Diluted – Pro Forma	0.35	1.15

It is the Company’s policy to issue new shares for stock option exercises, rather than issue treasury shares.  The Company issued 159,273 shares and 133,484 shares during the nine months ended September 30, 2006 and 2005, respectively, from the exercise of stock options.  The aggregate intrinsic value of stock options exercised was $1,957,000 and $1,708,000 during the nine months ended September 30, 2006 and 2005, respectively.  The total amount of proceeds received in connection with the exercise of stock options was $3,138,000 and $2,247,000 during the nine months ended September 30, 2006 and 2005, respectively.

A summary of the status of the Company’s stock option activity for the nine months ended September 30, 2006 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in Thousands)
	(Unaudited)
Outstanding at Beginning of Period	1,916,402	$22.65
Granted	488,950	28.48
Exercised	(159,273)	19.67
Forfeited	(60,902)	25.06
Outstanding at End of Period	2,185,177	$24.10	7.8	$31,355
Options Exercisable at End of Period	1,155,012	$22.08	7.1	$18,913
Options Available for Grant at End of Period	1,746,978

The fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Expected Life in Years	6.39	4.66
Risk-free Interest Rate	5.08%	3.94%
Expected Volatility	23.92	20.51
Expected Dividend Yield	1.95	1.73
Weighted Average Fair Value of Options Granted During the Period	$7.92	$5.59

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Exercisable Shares Underlying Options	Weighted Average Exercise Price
	(Unaudited)
$10.00 to $15.00	85,947	4.5	$12.17	85,947	$12.17
$15.01 to $20.00	270,813	5.7	17.17	255,043	17.16
$20.01 to $25.00	1,318,317	7.8	24.63	769,002	24.45
$25.01 to $30.00	510,100	9.5	28.42	45,020	28.28
$10.00 to $30.00	2,185,177	7.8	$24.10	1,155,012	$22.08

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

NOTE 8: MERGER AGREEMENT

On September 25, 2006, the shareholders of the Company approved a definitive merger agreement with Banco Bilbao Vizcaya Argentaria, S.A. (BBVA).  Under the terms of the agreement, each outstanding share of the Company’s common stock will be converted to the right to receive cash consideration of $38.90 per share.  BBVA has received regulatory approval from the Federal Reserve Bank of New York for the merger.  Following the merger, the Company will become a wholly-owned subsidiary of BBVA.  The merger is expected to close during the fourth quarter of 2006.

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

At September 30, 2006, the Company had consolidated total assets of $6,951,782,000, loans held for investment of $4,281,331,000, deposits of $5,711,884,000 and shareholders’ equity of $684,892,000. The Company’s banking centers are located as follows:

	Number of Banking Centers September 30,
	2006	2005
Rio Grande Valley	31	31
East Texas	29	31
Houston (metropolitan area)	5	3
Dallas (metropolitan area)	5	3
Coastal Bend	2	2
Eagle Pass	1	1
Total	73	71

During the year ended September 30, 2006, the Bank opened two new banking centers in the Houston metropolitan area  and one new banking center in Dallas, Texas.  In March 2006, the Bank consolidated a banking center in Port Arthur, Texas with one of its nearby banking centers.  The consolidated banking center was a leased property damaged in Hurricane Rita.  On October 10, 2006, the Bank entered into a Purchase and Assumption Agreement pursuant to which the Bank will sell all the assets and transfer the deposits and other liabilities of its Eagle Pass banking center.  The Bank is making this disposition as a condition of obtaining regulatory approval of the BBVA merger transaction and the closing of the sale of the Eagle Pass banking center is conditioned upon completion of the BBVA transaction.

The Bank provides data processing services to correspondent banks. The Bank’s data processing center serves banks both in North Texas and the Rio Grande Valley, in addition to providing data processing services for the Bank.

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, during the fall of 2005, the Federal Reserve Bank of Dallas examined the Bank’s Bank Secrecy Act/Anti-Money Laundering (BSA/AML) compliance system and procedures.  Since that time, the Bank has engaged consultants and advisors to assist the Bank in strengthening its BSA/AML compliance, and has developed a program for expanding and enhancing the Bank’s BSA/AML systems and procedures.  The regulatory authorities approved that program and required the Bank to enter into a written agreement, effective as of April 25, 2006, to confirm the Bank’s commitment to implement the program. Texas Regional management believes that the Bank has made substantial progress in implementing the expansion and enhancement of the Bank’s BSA/AML systems and procedures and expects to be in full compliance with all of the requirements of the written agreement by December 31, 2006.

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

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

The Company offers a broad range of commercial banking services to individuals and businesses in its service areas. It also acts as a correspondent to a number of banks in its service areas, providing check clearing, wire transfer, federal funds transactions, loan participations and other correspondent services. The amount of cash and cash equivalents held on any day is significantly influenced by temporary changes in cash items in process of collection. The Company had cash and cash equivalents totaling $156,495,000 at September 30, 2006, a decrease of $23,719,000 or 13.2% compared to $180,214,000 in cash and cash equivalents at December 31, 2005.

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

At September 30, 2006 and December 31, 2005, no securities were classified as trading. The Company does not currently engage in trading activities or use derivative instruments to hedge interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

The following table presents the amortized cost and estimated fair value of securities available for sale at September 30, 2006 and December 31, 2005:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value
September 30, 2006 (Unaudited)
U.S. Treasury	$5,057	$—	$(75)	$4,982
U.S. Government Agency	847,050	783	(12,319)	835,514
Mortgage-Backed	962,569	3,051	(16,303)	949,317
States and Political Subdivisions	188,395	737	(2,572)	186,560
Other	53,619	107	(120)	53,606
Total	$2,056,690	$4,678	$(31,389)	$2,029,979
December 31, 2005
U.S. Treasury	$5,323	$—	$(122)	$5,201
U.S. Government Agency	862,943	480	(18,053)	845,370
Mortgage-Backed	778,630	198	(17,726)	761,102
States and Political Subdivisions	185,237	1,372	(1,226)	185,383
Other	43,721	230	(227)	43,724
Total	$1,875,854	$2,280	$(37,354)	$1,840,780

Net unrealized holding losses on securities available for sale, net of related tax effect, of $17,157,000 and $22,563,000 at September 30, 2006 and December 31, 2005, respectively, were reported as accumulated other comprehensive loss, net of tax, in shareholders’ equity.

A summary of securities available for sale which were in an unrealized loss position at September 30, 2006 is provided below. The Company has both the ability and intent to hold these securities for the time period necessary to recover the costs. In addition, the Company believes the decrease in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less than 12 Months		12 Months or More		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Loss	Value	Loss	Value	Loss
	(Unaudited)
U.S. Treasury	$—	$—	$4,981	$(75)	$4,981	$(75)
U.S. Government Agency	28,327	(157)	673,882	(12,162)	702,209	(12,319)
Mortgage-Backed	121,636	(632)	592,065	(15,671)	713,701	(16,303)
States and Political Subdivisions	84,861	(1,194)	62,798	(1,378)	147,659	(2,572)
Other	24	(1)	888	(119)	912	(120)
Total Temporarily Impaired Securities	$234,848	$(1,984)	$1,334,614	$(29,405)	$1,569,462	$(31,389)

Securities available for sale with carrying values of $1,748,825,000 at September 30, 2006 and $1,168,811,000 at December 31, 2005 were pledged to secure public funds, trust assets on deposit and for other purposes required or permitted by law.

LOANS HELD FOR SALE

Loans held for sale of $53,522,000 at September 30, 2006 increased $19,032,000 or 55.2% compared to the December 31, 2005 balance of $34,490,000. The increase in loans held for sale for the nine months ended September 30, 2006 resulted primarily from an increase in the volume of mortgage business.

The majority of the Company’s loans are loans held for investment except for certain mortgage loans originated and intended for sale in the secondary market.  Loans held for sale represent 1.2% of total loans at September 30, 2006.

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

International loans are loans to borrowers that are domiciled in a country other than the United States of America, primarily borrowers in Mexico. The Company’s total international loans at September 30, 2006 were $53,506,000 or 1.25% of total loans held for investment.

Total loans held for investment of $4,281,331,000 at September 30, 2006 increased $171,716,000 or 4.2% compared to December 31, 2005 levels of $4,109,615,000.  The following table presents the composition of loans held for investment.

	September 30,	December 31,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Commercial	$1,204,421	$1,196,762
Commercial Tax-Exempt	47,068	50,579
Total Commercial	1,251,489	1,247,341
Agricultural	57,830	67,037
Real Estate
Construction	1,065,664	943,782
Commercial Mortgage	1,309,470	1,260,618
Agricultural Mortgage	120,436	111,290
1-4 Family Mortgage	307,467	318,384
Total Real Estate	2,803,037	2,634,074
Consumer	172,489	163,724
Total Principal Amount of Loans Held for Investment	4,284,845	4,112,176
Less: Unearned Income and Net Unamortized Fees and Costs	(3,514)	(2,561)
Total Loans Held for Investment	$4,281,331	$4,109,615

In the ordinary course of business, the Bank makes loans to the Company’s officers and directors, including entities related to those individuals. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. As of September 30, 2006 and December 31, 2005, loans outstanding to directors, officers and their affiliates were $49,859,000 and $57,831,000, respectively, with additional unfunded commitments to these related parties of $40,177,000 and $35,286,000, respectively.

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

Nonperforming assets of $73,701,000 at September 30, 2006 increased $13,328,000 or 22.1% compared to December 31, 2005 levels of $60,373,000. Nonaccrual loans of $53,014,000 at September 30, 2006 increased $2,796,000 or 5.6% compared to $50,218,000 at December 31, 2005. The increase resulted primarily from the addition of three loan relationships totaling $19,680,000.  The increase was partially offset by a $7,475,000 loan relationship which is now current, as well as $9,785,000 from two loan relationships that were partially charged-off and partially transferred to foreclosed and other loan related assets as of September 30, 2006.  Restructured loans of $321,000 at September 30, 2006 decreased $1,806,000 compared to $2,127,000 at December 31, 2005.  The decrease resulted primarily from a $1,804,000 loan relationship of which a majority was paid by the borrower and the remainder was charged-off.  Foreclosed and other loan related assets of $20,366,000 at September 30, 2006 increased $12,338,000 compared to $8,028,000 at December 31, 2005. The increase was primarily the result of the addition of seven properties totaling $9,089,000 and one repossessed asset totaling $1,154,000 at September 30, 2006. Management actively seeks buyers for all foreclosed and other loan related assets. See “Noninterest Expense” below for a recap of noninterest expense related to Other Real Estate.

Loans which are contractually past due 90 days or more, which are both well secured or guaranteed by financially responsible third parties and in the process of collection, generally are not placed on nonaccrual status. The amount of such loans past due 90 days or more at September 30, 2006 and December 31, 2005 totaled $5,921,000 and $11,781,000, respectively, reflecting a decrease of $5,860,000 or 49.7%. The decrease resulted primarily from the removal of three loan relationships totaling $7,619,000. One loan relationship was partially paid off and the remainder was transferred to foreclosed and other loan related assets. The second loan relationship is now current. A majority of the third loan relationship was transferred to nonaccrual loans and a portion was paid off. The decrease was partially offset by the addition of two loan relationships totaling $2,269,000. The ratio of nonperforming assets plus accruing loans 90 days or more past due as a percent of total loans held for investment and foreclosed and other loan related assets at September 30, 2006 increased to 1.85% from 1.75% at December 31, 2005.

An analysis of the components of nonperforming assets follows:

	September 30,	December 31,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Nonaccrual Loans	$53,014	$50,218
Restructured Loans	321	2,127
Nonperforming Loans	53,335	52,345
Foreclosed and Other Loan Related Assets	20,366	8,028
Total Nonperforming Assets	73,701	60,373
Accruing Loans 90 Days or More Past Due	5,921	11,781
Total Nonperforming Assets and Accruing Loans 90 Days or More Past Due	$79,622	$72,154
Nonperforming Loans as a Percentage of Loans Held for Investment	1.25%	1.27%
Nonperforming Assets as a Percentage of Loans Held for Investment and Foreclosed and Other Loan Related Assets	1.71	1.47
Nonperforming Assets as a Percentage of Total Assets	1.06	0.92
Nonperforming Assets Plus Accruing Loans 90 Days or More Past Due as a Percentage of Loans Held for Investment and Foreclosed and Other Loan Related Assets	1.85	1.75

Management regularly reviews and monitors the loan portfolio to identify borrowers experiencing financial difficulties. Management believes that, at September 30, 2006, all such loans had been identified and included in the nonaccrual, restructured or 90 days or more past due loan totals reflected in the table above. Management continues to emphasize maintaining a low level of nonperforming assets and returning nonperforming assets to performing status.

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

The allowance for loan losses at September 30, 2006 totaled $60,587,000, representing a net increase of $10,560,000 or 21.1% compared to $50,027,000 at December 31, 2005. The increase was due to provision for loan losses of $35,073,000 recorded during the nine months ended September 30, 2006 partially offset by net charge-offs of $24,513,000 during the same period.  For additional information on the aggregate provision for loan losses, see the “Provision for Loan Losses” section of this report.  Management believes that the allowance for loan losses at September 30, 2006 adequately reflects the probable losses in the loan portfolio.

The following table summarizes the activity in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005	2006	2005
	(Unaudited)
Balance at Beginning of Period	$49,096	$48,022	$50,027	$45,024
Balance from Acquisition	—	—	—	1,524
Provision for Loan Losses	13,453	8,720	35,073	19,928
Charge-Offs
Commercial	1,601	4,203	19,371	12,776
Agricultural	—	4	673	60
Real Estate	336	512	4,206	1,647
Consumer	705	942	2,103	2,377
Total Charge-Offs	2,642	5,661	26,353	16,860
Recoveries
Commercial	401	108	918	865
Agricultural	—	—	32	27
Real Estate	51	7	172	121
Consumer	228	172	718	739
Total Recoveries	680	287	1,840	1,752
Net Charge-Offs	1,962	5,374	24,513	15,108
Balance at End of Period	$60,587	$51,368	$60,587	$51,368
Allowance for Loan Losses as a Percentage of Loans Held for Investment	1.42%	1.30%	1.42%	1.30%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	113.60	125.66	113.60	125.66
Net Charge-Offs as a Percentage of Average Loans Held for Investment	0.19	0.54	0.79	0.52

PREMISES AND EQUIPMENT, NET

Premises and equipment, net, of $152,261,000 at September 30, 2006 increased by $2,563,000 or 1.7% compared to December 31, 2005 levels of $149,698,000. The increase was primarily attributable to $3,440,000 in real estate purchased during the nine months ended September 30, 2006 in Tyler, Houston, Aransas Pass and Roma, Texas for future banking centers.

GOODWILL

Goodwill of $193,094,000 at September 30, 2006 increased $354,000 or 0.2% compared to goodwill at December 31, 2005 of $192,740,000. The increase resulted from adjustments relating to the Mercantile Bank & Trust, FSB acquisition during first quarter 2006.

IDENTIFIABLE INTANGIBLES, NET

Identifiable intangibles, net, of $21,911,000 at September 30, 2006 decreased $3,713,000 or 14.5% compared to $25,624,000 at December 31, 2005. The decrease for the nine months ended September 30, 2006 is attributable to amortization of $3,713,000, including amortization of $542,000 on the unfavorable lease commitment obtained with the Southeast Texas Bancshares, Inc. (Southeast Texas) acquisition on March 12, 2004, included as a reduction of net occupancy expense.

DEPOSITS

Total deposits of $5,711,884,000 at September 30, 2006 increased $318,553,000 or 5.9% compared to December 31, 2005 levels of $5,393,331,000. The increase in total deposits for the nine months ended September 30, 2006 is primarily attributable to growth in the volume of business conducted by the Company. The following table presents the composition of total deposits:

	September 30,	December 31,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Demand Deposits
Commercial and Individual	$1,013,060	$1,088,288
Public Funds	13,292	16,213
Total Demand Deposits	1,026,352	1,104,501
Interest-Bearing Deposits
Savings
Commercial and Individual	206,030	222,679
Public Funds	729	484
Money Market Checking and Savings
Commercial and Individual	1,640,220	1,282,155
Public Funds	441,248	463,427
Time Deposits
Commercial and Individual	1,964,128	1,935,472
Public Funds	433,177	384,613
Total Interest-Bearing Deposits	4,685,532	4,288,830
Total Deposits	$5,711,884	$5,393,331

OTHER BORROWED MONEY

Total other borrowed money of $517,669,000 at September 30, 2006 decreased $5,706,000 or 1.1% compared to total other borrowed money at December 31, 2005 of $523,375,000.

The components of total other borrowed money are as follows:

	September 30,	December 31,
(Dollars in Thousands)	2006	2005
	(Unaudited)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements	$410,547	$86,931
Federal Home Loan Bank Advances	40,110	369,432
Junior Subordinated Debentures	67,012	67,012
Total Other Borrowed Money	$517,669	$523,375

At September 30, 2006, the Company had available lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of $1,233,835,000 with the Federal Home Loan Bank, of which $40,110,000 was advanced at September 30, 2006.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased by $42,400,000 or 6.6% during the nine months ended September 30, 2006 primarily due to comprehensive income of $59,528,000 less dividends of $23,013,000 declared during the period.  In addition, the Company received $3,138,000 in proceeds from the exercise of stock options and increased shareholders’ equity for stock-based compensation in the amount of $2,201,000 during the period. Comprehensive income for the period included net income of $54,122,000 and a net unrealized gain on securities available for sale, net of tax and reclassification adjustment, of $5,406,000.

Bank holding companies and their subsidiary banks are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines.

The table below reflects various measures of regulatory capital:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Texas Regional Bancshares, Inc.
As of September 30, 2006 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$612,555	12.51%	$391,776	8.00%	$489,721	10.00%
Tier I Capital (to Risk-Weighted Assets)	551,968	11.27	195,888	4.00	293,832	6.00
Tier I Capital (to Average Assets)	551,968	8.21	268,796	4.00	335,995	5.00

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$561,347	11.97%	$375,321	8.00%	$469,151	10.00%
Tier I Capital (to Risk-Weighted Assets)	511,320	10.90	187,661	4.00	281,491	6.00
Tier I Capital (to Average Assets)	511,320	8.26	247,642	4.00	309,553	5.00

Texas State Bank
As of September 30, 2006 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$585,852	11.98%	$391,249	8.00%	$489,062	10.00%
Tier I Capital (to Risk-Weighted Assets)	525,265	10.74	195,625	4.00	293,437	6.00
Tier I Capital (to Average Assets)	525,265	7.82	268,518	4.00	335,647	5.00

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$536,233	11.45%	$374,816	8.00%	$468,520	10.00%
Tier I Capital (to Risk-Weighted Assets)	486,206	10.38	187,408	4.00	281,112	6.00
Tier I Capital (to Average Assets)	486,206	7.86	247,370	4.00	309,213	5.00

At September 30, 2006, the Company and the Bank met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

RESULTS OF OPERATIONS

NET INCOME

Net income was $16,352,000 and earnings per diluted common share was $0.30 for the three months ended September 30, 2006.  For the three months ended September 30, 2005, net income was $19,829,000 and earnings per diluted common share was $0.36. Net income decreased primarily due to a $4,733,000 increase in the provision for loan losses and a $3,213,000 increase in salaries and employee benefits. These decreases were partially offset by a $3,711,000 increase in net interest income. Return on average assets was 0.94% and 1.26% and return on average shareholders’ equity was 9.63% and 12.46% for the three months ended September 30, 2006 and 2005, respectively.

For the nine months ended September 30, 2006, net income was $54,122,000 compared to $65,542,000 for the same period in 2005, representing a decrease of $11,420,000 or 17.4%. Net income decreased due to an increase of $15,145,000 in the provision for loan losses and a $8,213,000 increase in salaries and employee benefits.  In addition, the Company received an aggregate of $6,160,000 in special distributions during the nine months ended September 30, 2005 as the Company’s share of the proceeds from the merger of PULSE EFT Association with Discover Financial Services.  These decreases were partially offset by an increase in net interest income of $12,726,000. Earnings per diluted common share was $0.98 and $1.19 for the nine months ended September 30, 2006 and 2005, respectively. Return on average assets was 1.08% and 1.43% and return on average shareholders’ equity was 11.05% and 14.17% for the nine months ended September 30, 2006 and 2005, respectively.

NET INTEREST INCOME

Net interest income, reported on a tax-equivalent basis, was $64,848,000 for the three months ended September 30, 2006 compared with $60,762,000 for the same period in 2005, an increase of $4,086,000 or 6.7%. The net interest margin was 4.07% for the three months ended September 30, 2006 compared to 4.22% for the same period in 2005. Tax-equivalent interest income for the three months ended September 30, 2006 was $115,967,000, an increase of $23,117,000 or 24.9% from the three months ended September 30, 2005. This increase in tax-equivalent interest income was primarily due to an 84 basis point increase in the yield on average interest-earning assets. The increase was further affected by growth in average interest-earning assets, which rose to $6,316,869,000 representing a $598,259,000 or 10.5% increase compared to the same period in 2005. Tax-equivalent interest income on loans held for investment increased $16,907,000 or 22.5% to $92,050,000 for the three months ended September 30, 2006 compared to the same period in 2005.  The increase was primarily due to a 110 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 6.42% during third quarter 2005 to 8.25% during third quarter 2006.  The increase was further affected by a $272,694,000 or 6.9% increase in average loans held for investment over the same period in 2005.  Tax-equivalent interest income on securities increased to $22,640,000, reflecting a $5,435,000 or 31.6% increase from the prior comparable period. This increase was primarily attributable to a $281,201,000 increase in average securities, up 16.1% compared to the three months ended September 30, 2005. The increase was further affected by a 52 basis point increase in the yield on average securities during third quarter 2006 compared to the same period in 2005.

For the nine months ended September 30, 2006, tax-equivalent net interest income was $192,215,000 compared with $178,175,000 for the same period in 2005, an increase of $14,040,000 or 7.9%. The net interest margin was 4.18% for the nine months ended September 30, 2006 compared to 4.25% for the same period in 2005. Tax-equivalent interest income for the nine months ended September 30, 2006 was $326,989,000, an increase of $65,589,000 or 25.1% from the nine months ended September 30, 2005. This increase in tax-equivalent interest income was primarily due to an 86 basis point increase in the yield on average interest-earning assets.  The increase was further affected by growth in average interest-earning assets, which rose to $6,153,355,000, representing a $553,633,000 or 9.9% increase compared to the same period in 2005.  For the nine months ended September 30, 2006, tax-equivalent interest income on loans held for investment increased $50,072,000 or 23.6% to $262,012,000 compared to the same period in 2005. The increase was primarily due to a 115 basis point increase in the yield on average loans held for investment resulting primarily from an increase in the average prime rate from 5.93% during the nine months ended September 30, 2005 to 7.86% during the same period in 2006. The increase was further affected by a $261,762,000 or 6.7% increase in average loans held for investment over the same period in 2005.  Tax-equivalent interest income on securities increased to $62,282,000, reflecting a $14,184,000 or 29.5% increase from the prior comparable period. This increase was primarily attributable to a $272,872,000 increase in average securities, up 16.3% compared to the nine months ended September 30, 2005. The increase was further affected by a 44 basis point increase in the yield on average securities during the nine months ended September 30, 2006 compared to the same period in 2005.

Interest expense increased to $51,119,000 for the three months ended September 30, 2006 compared to $32,088,000 for the same period in 2005, representing an increase of $19,031,000 or 59.3%. The increase was primarily due to a 122 basis point increase in the cost of funds during third quarter 2006 compared to the same period in 2005 resulting from increasing market rates. The increase was further affected by an increase in average interest-bearing liabilities of $465,150,000 or 9.9% to $5,148,992,000 compared to $4,683,842,000 for third quarter 2005. Interest expense on deposits increased by $13,902,000 or 50.1% to $41,633,000 for third quarter 2006 compared to the same period in 2005. The increase reflects the effects of higher rates offered on deposits due to increases in market rates since September 30, 2005. Average interest-bearing deposits increased by $200,959,000 or 4.7% to $4,439,023,000 for third quarter 2006 compared with third quarter 2005. Interest expense on other borrowed money increased $5,129,000 or 117.7% to $9,486,000 for the three months ended September 30, 2006 compared to the same period in 2005. This increase was primarily due to an increase in average other borrowed money of $264,191,000 or 59.3% to $709,969,000 during the three months ended September 30, 2006 compared to $445,778,000 during the three months ended September 30, 2005.  This increase was primarily the result of a $168,107,000 increase in the average balance of Federal Home Loan Bank advances to $460,093,000 for third quarter 2006 compared to the same period in 2005.  In addition, the cost of other borrowed money increased 142 basis points primarily due to an increase of 181 and 157 basis points in the cost of Federal Home Loan Bank advances and junior subordinated debentures, respectively, resulting from increasing interest rates.

For the nine months ended September 30, 2006, interest expense was $134,774,000 compared to $83,225,000 for the same period in 2005. The increase was primarily due to a 121 basis point increase in the cost of funds during the nine months ended September 30, 2006 from the comparable period in 2005 resulting from increasing market rates. Average interest-bearing liabilities increased $373,230,000 or 8.1% to $4,964,995,000 for the nine months ended September 30, 2006 compared to $4,591,765,000 for the nine months ended September 30, 2005. Interest expense on deposits totaled $113,814,000 for the nine months ended September 30, 2006, reflecting an increase of $41,565,000 or 57.5% compared to the same prior year period. The increase in interest expense on deposits resulted primarily from a 114 basis point increase in the average rate paid on interest-bearing deposits combined with a $237,969,000 or 5.7% increase in average interest-bearing deposits. Interest expense on other borrowed money increased to $20,960,000 for the nine months ended September 30, 2006 compared to $10,976,000 for the same prior year period. The increase was primarily attributable to an increase in the cost of other borrowed money of 156 basis points primarily due to an increase of 194 and 164 basis points in the cost of Federal Home Loan Bank advances and junior subordinated debentures, respectively, resulting from increasing interest rates.  In addition, average other borrowed money increased $135,261,000 or 32.5% to $551,034,000 during the nine months ended September 30, 2006 compared to $415,773,000 during the nine months ended September 30, 2005 resulting primarily from a $97,424,000 increase in the average balance of Federal Home Loan Bank advances.

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

Average balances are derived from average daily balances and the yields and rates are established by dividing income or expense by the average balance of the asset or liability. Income and yield on interest-earning assets include amounts to convert tax-exempt income to a tax-equivalent basis, assuming a 35% effective tax rate for 2006 and 2005:

	Three Months Ended
	September 30, 2006			September 30, 2005
Tax-Equivalent Basis (1)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)
(Dollars in Thousands)	(Unaudited)

Assets
Interest-Earning Assets
Loans Held for Sale(2)	$44,792	$788	6.98%	$26,060	$406	6.18%
Loans Held for Investment(2)
Commercial	1,302,158	27,667	8.43	1,212,230	22,112	7.24
Real Estate	2,730,910	61,177	8.89	2,552,880	49,748	7.73
Consumer	169,805	3,206	7.49	165,069	3,283	7.89
Total Loans Held for Investment	4,202,873	92,050	8.69	3,930,179	75,143	7.59
Securities
Taxable	1,845,649	19,914	4.28	1,582,588	14,988	3.76
Tax-Exempt	187,068	2,726	5.78	168,928	2,217	5.21
Total Securities	2,032,717	22,640	4.42	1,751,516	17,205	3.90
Interest-Bearing and Time Deposits	329	6	7.24	958	10	4.14
Federal Funds Sold	36,158	483	5.30	9,897	86	3.45
Total Interest-Earning Assets	6,316,869	$115,967	7.28%	5,718,610	$92,850	6.44%
Cash and Due from Banks	118,221			126,634
Premises and Equipment, Net	152,295			143,910
Other Assets, Net	350,771			321,672
Allowance for Loan Losses	(52,115)			(48,998)
Total Assets	$6,886,041			$6,261,828
Liabilities
Interest-Bearing Liabilities
Savings	$211,077	$252	0.47%	$211,182	$229	0.43%
Money Market Checking and Savings	1,829,444	14,602	3.17	1,622,086	7,887	1.93
Time Deposits	2,398,502	26,779	4.43	2,404,796	19,615	3.24
Total Savings and Time Deposits	4,439,023	41,633	3.72	4,238,064	27,731	2.60
Other Borrowed Money	709,969	9,486	5.30	445,778	4,357	3.88
Total Interest-Bearing Liabilities	5,148,992	$51,119	3.94%	4,683,842	$32,088	2.72%
Demand Deposits	1,031,356			915,798
Other Liabilities	32,173			30,734
Total Liabilities	6,212,521			5,630,374
Shareholders’ Equity	673,520			631,454
Total Liabilities and Shareholders’ Equity	$6,886,041			$6,261,828
Net Interest Income(1)		$64,848			$60,762
Less: Tax-Equivalent Adjustment		1,491			1,116
Net Interest Income, As Reported		$63,357			$59,646
Net Interest Margin			4.07%			4.22%

(1)                For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

(2)                Average balances of loans include nonaccrual loans and are presented net of unearned income and unamortized deferred fees and costs.

(3)                Annualized.

	Nine Months Ended
	September 30, 2006			September 30, 2005
Tax-Equivalent Basis (1)	Average Balance	Yield/ Interest	Average Rate (3)	Yield/ Balance	Interest	Rate (3)
(Dollars in Thousands)	(Unaudited)

Assets
Interest-Earning Assets
Loans Held for Sale(2)	$37,526	$1,961	6.99%	$22,751	$1,057	6.21%
Loans Held for Investment(2)
Commercial	1,319,849	81,267	8.23	1,207,144	61,946	6.86
Real Estate	2,663,061	170,144	8.54	2,513,483	140,088	7.45
Consumer	167,350	10,601	8.47	167,871	9,906	7.89
Total Loans Held for Investment	4,150,260	262,012	8.44	3,888,498	211,940	7.29
Securities
Taxable	1,758,554	54,383	4.13	1,519,905	42,198	3.71
Tax-Exempt	187,849	7,899	5.62	153,626	5,900	5.13
Total Securities	1,946,403	62,282	4.28	1,673,531	48,098	3.84
Interest-Bearing and Time Deposits	337	16	6.35	2,869	44	2.05
Federal Funds Sold	18,829	718	5.10	12,073	261	2.89
Total Interest-Earning Assets	6,153,355	$326,989	7.10%	5,599,722	$261,400	6.24%
Cash and Due from Banks	130,098			133,316
Premises and Equipment, Net	151,858			141,242
Other Assets, Net	338,849			319,250
Allowance for Loan Losses	(51,605)			(48,683)
Total Assets	$6,722,555			$6,144,847
Liabilities
Interest-Bearing Liabilities
Savings	$221,207	$779	0.47%	$215,330	$720	0.45%
Money Market Checking and Savings	1,811,160	38,229	2.82	1,601,953	19,583	1.63
Time Deposits	2,381,594	74,806	4.20	2,358,709	51,946	2.94
Total Savings and Time Deposits	4,413,961	113,814	3.45	4,175,992	72,249	2.31
Other Borrowed Money	551,034	20,960	5.09	415,773	10,976	3.53
Total Interest-Bearing Liabilities	4,964,995	$134,774	3.63%	4,591,765	$83,225	2.42%
Demand Deposits	1,059,367			905,064
Other Liabilities	43,406			29,660
Total Liabilities	6,067,768			5,526,489
Shareholders’ Equity	654,787			618,358
Total Liabilities and Shareholders’ Equity	$6,722,555			$6,144,847
Net Interest Income(1)		$192,215			$178,175
Less: Tax-Equivalent Adjustment		4,350			3,036
Net Interest Income, As Reported		$187,865			$175,139
Net Interest Margin			4.18%			4.25%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006 Compared to 2005				2006 Compared to 2005
	Net	Due to Change in		Rate/	Net	Due to Change in		Rate/
Tax-Equivalent Basis (1)	Change	Volume	Rate	Volume	Change	Volume	Rate	Volume
(Dollars in Thousands)	(Unaudited)

Interest Income
Loans Held for Sale	$382	$291	$53	$38	$904	$686	$132	$86
Loans Held for Investment	16,907	5,213	10,935	759	50,072	14,267	33,547	2,258
Securities
Taxable	4,926	2,491	2,088	347	12,185	6,626	4,805	754
Tax-Exempt	509	238	245	26	1,999	1,314	560	125
Interest-Bearing and Time Deposits	(4)	(6)	7	(5)	(28)	(39)	92	(81)
Federal Funds Sold	397	228	46	123	457	146	199	112
Total Interest Income	23,117	8,455	13,374	1,288	65,589	23,000	39,335	3,254
Interest Expense
Deposits	13,902	1,315	12,017	570	41,565	4,116	35,430	2,019
Other Borrowed Money	5,129	2,582	1,599	948	9,984	3,571	4,839	1,574
Total Interest Expense	19,031	3,897	13,616	1,518	51,549	7,687	40,269	3,593
Net Interest Income Before Allocation of Rate/Volume	4,086	4,558	(242)	(230)	14,040	15,313	(934)	(339)
Allocation of Rate/Volume	—	161	(391)	230	—	625	(964)	339
Changes in Net Interest Income	$4,086	$4,719	$(633)	$—	$14,040	$15,938	$(1,898)	$—

(1) For analytical purposes, income from tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment that equates tax-exempt income to income from taxable assets (assuming a 35% federal income tax rate). Income on a tax-equivalent basis is not considered to be in accordance with GAAP.

PROVISION FOR LOAN LOSSES

Provision for loan losses of $13,453,000 for the three months ended September 30, 2006 increased $4,733,000 or 54.3% compared to $8,720,000 for the same period in 2005.  This increase in the provision for loan losses is primarily attributable to a specific reserve of $9,680,000 on one large nonperforming loan relationship recorded in third quarter 2006 in anticipation of the resolution of this credit.  Partially offsetting this increase is the additional provision of $2,500,000 for possible losses on loans to borrowers affected by Hurricane Rita recorded in the third quarter 2005.  Since this additional provision for Hurricane Rita was established, the Company has recorded charge-offs of $1,491,000 against this allowance, including charge-offs of $279,000 recorded in third quarter 2006.

For the nine months ended September 30, 2006, provision for loan losses was $35,073,000 compared to $19,928,000 for the corresponding 2005 period, an increase of $15,145,000 or 76.0%.  This increase in the provision for loan losses is primarily the result of management’s assessment of probable losses in the loan portfolio after giving effect to net charge-offs during 2006.  Net charge-offs totaled $24,513,000 for the nine months ended September 30, 2006 compared to $15,108,000 for the corresponding period in 2005.  In addition, as noted above, a specific reserve was recorded on one large loan relationship in the third quarter 2006.  Net charge-offs to average loans held for investment increased during the nine months ended September 30, 2006 to 0.79% compared to 0.52% for the same period in 2005.

Management charges provisions for loan losses to earnings to bring the total allowance for loan losses to a level deemed appropriate based on estimated probable losses in the loan portfolio. Management bases its decision on many factors which include historical loan loss experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, specific provisions for individual nonperforming loans, regulatory policies, GAAP, and general economic conditions, particularly as they relate to the Company’s lending area. For additional information on charge-offs and recoveries, see the “Allowance for Loan Losses – Critical Accounting Policy” section of this report.

NONINTEREST INCOME

The Company’s primary sources of noninterest income are service charges on deposit accounts, other service charges, data processing service fees and trust fees. Noninterest income totaled $21,493,000 for the three months ended September 30, 2006 compared to $19,959,000 for the same period in 2005. Excluding net realized gain on sale of securities available for sale of

$475,000 recognized in the third quarter 2005, noninterest income for third quarter 2006 increased $2,009,000 or 10.3% compared to third quarter 2005. This increase was primarily attributable to a $719,000 increase in total service charges, a $470,000 increase in data processing service fees, and a $419,000 increase in loan servicing income (loss), net, for the quarter ended September 30, 2006 compared to the same period in 2005.  For the nine months ended September 30, 2006, noninterest income totaled $61,710,000, a decrease of $4,200,000 from $65,910,000 for the same period in 2005. Excluding net realized gain (loss) on sale of securities available for sale of $(97,000) and $796,000 for the nine months ended September 30, 2006 and 2005, respectively, and the aggregate $6,160,000 in special distributions received as a result of the merger of PULSE EFT Association with Discover Financial Services during the nine months ended September 30, 2005, noninterest income for the nine months ended September 30, 2006 increased $2,853,000 or 4.8% over the same period in 2005. This increase was primarily attributable to a $1,953,000 increase in total service charges, a $465,000 increase in insurance commissions, fees and premiums, net, and a $332,000 increase in loan servicing income (loss), net, for the nine months ended September 30, 2006 compared to the same period in 2005.  These increases were partially offset by a $488,000 decrease in mortgage banking revenues during the same period.

Total service charges of $13,376,000 for the three months ended September 30, 2006 increased $719,000 or 5.7% compared to $12,657,000 for the same period in 2005.  The increase is primarily attributable to a $622,000 increase in non-sufficient funds and return item charges during third quarter 2006 compared to the third quarter 2005, combined with an increase of $398,000 in merchant credit and debit card income and $143,000 in automated teller machine income during the same periods.  These increases were partially offset by a $431,000 decrease in service charges on account analysis during third quarter 2006 compared to third quarter 2005 primarily due to an increase in the earnings credit rate.  The earnings credit rate is based on the 90-day Treasury bill rate and is the value attributed to deposits maintained by customers using treasury management products.  As the earnings credit rate has increased, the corresponding value given to deposits has increased resulting in customers being able to pay for more services with balances rather than fees.  Total service charges were $38,812,000 for the nine months ended September 30, 2006 compared to $36,859,000 for the same period in 2005, an increase of $1,953,000 or 5.3%.  The increase is primarily attributable to a $1,335,000 increase in merchant credit and debit card income for the nine months ended September 30, 2006 compared to the corresponding period in 2005, combined with an increase of $1,262,000 non-sufficient funds and return item charges and $392,000 in automated teller machine income during the same periods.  These increases were partially offset by a $1,006,000 decrease in service charges on account analysis during the nine months ended September 30, 2006 compared to the same period in 2005 due to an increase in the earnings credit rate attributed to deposits maintained by customers using the Company’s treasury management services.

Insurance commissions, fees and premiums, net, for the three months ended September 30, 2006 totaled $1,240,000, increasing by $243,000 or 24.4% compared to $997,000 for the same period in 2005. For the nine months ended September 30, 2006, insurance commissions, fees and premiums, net, of $3,439,000 increased $465,000 or 15.6% compared to $2,974,000 for the comparable period in 2005. These increases are primarily attributable to increased volumes of business at the Company’s title insurance subsidiaries.

Trust fees of $2,087,000 for the three months ended September 30, 2006 increased $195,000 or 10.3% compared to $1,892,000 for the comparable prior year period. Trust fees were $5,959,000 for the nine months ended September 30, 2006 compared to $5,636,000 for the same period in 2005, an increase of $323,000 or 5.7%. The average fair value of trust accounts increased $350,455,000 or 19.4% from $1,806,820,000 for the three months ended September 30, 2005 to $2,157,275,000 for the three months ended September 30, 2006. The average fair value of trust accounts increased $459,478,000 or 28.2% from $1,627,939,000 for the nine months ended September 30, 2005 to $2,087,417,000 for the nine months ended September 30, 2006.  The increase in the average fair value of trust accounts is due to additional trust business developed during the last twelve months including $235,423,000 in average corporate trust accounts added during the period which provide minimal fee income.  The fair market value of trust accounts at September 30, 2006 was $2,188,730,000 compared to $1,864,145,000 at December 31, 2005 and $1,806,229,000 at September 30, 2005. Assets held by the trust department of the Bank in fiduciary or agency capacities are not assets of the Company and are not included in the condensed consolidated balance sheets.

Mortgage banking revenues of $1,682,000 for the three months ended September 30, 2006 decreased $28,000 or 1.6% compared to $1,710,000 for the comparable prior year period.  Mortgage banking revenues of $4,307,000 for the nine months ended September 30, 2006 decreased $488,000 or 10.2% compared to $4,795,000 for the comparable prior year period.  The decreases in mortgage banking revenues for the three and nine months ending September 30, 2006 compared to the same periods in 2005 were primarily a result of a decrease in gain on sale of loans held for sale offset by an increase in gain on sale of mortgage servicing rights.  Gain on sale of loans held for sale decreased $141,000 and $634,000 for the three and nine months ended September 30, 2006, respectively.  Gain on sale of mortgage servicing rights increased $143,000 and $252,000 for the three and nine months ended September 30, 2006, respectively.  Mortgage banking revenues, which include origination fees, gain on sale of loans held for sale, gain on sale of mortgage servicing rights and other fees associated with mortgage banking, have been negatively impacted by rising interest rates and an increasingly competitive environment.  The market value of loans held for sale is impacted by changes in current interest rates. An increase in interest rates results in a decrease in the market value of these loans.

Realized gain (loss) on sale of securities available for sale, net, for the quarter ended September 30, 2005 was $475,000.  There was no realized gain (loss) on sale of securities available for sale, net, for the quarter ended September 30, 2006.  For the nine months ended September 30, 2006, net realized gain (loss) on sale of securities available for sale was $(97,000) compared to

$796,000 for the comparable period in 2005. Management regularly reviews the composition of the investment portfolio and may periodically sell securities and reinvest the proceeds as it deems appropriate.  Net unrealized holding loss on securities available for sale, net of tax, totaled $17,157,000 at September 30, 2006. See Shareholders’ Equity.

Data processing service fees of $2,629,000 for the three months ended September 30, 2006 increased $470,000 or 21.8% compared to $2,159,000 for the three months ended September 30, 2005.  The increase was primarily due to an increase in fees for one data processing client under a short-term data processing agreement.  During the nine months ended September 30, 2006, data processing service fees of $7,021,000 remained comparable to $6,931,000 during the same period in 2005. There were 25 data processing clients at September 30, 2006 and 24 at September 30, 2005.

Loan servicing income (loss), net, which includes amortization of the MSR asset, increased $419,000 to $67,000 for third quarter 2006 compared to $(352,000) for third quarter 2005. The increase resulted primarily from a decrease in MSR amortization of $473,000 partially offset by a decrease of $54,000 in servicing fees. During the nine months ended September 30, 2006, loan servicing income (loss), net, increased $332,000 to $136,000 compared to $(196,000) for the same period in 2005.  The increase resulted primarily from a decrease in MSR amortization of $442,000 partially offset by a decrease of $110,000 in servicing fees.

Other noninterest income of $412,000 for the three months ended September 30, 2006 remained comparable to $421,000 for the same 2005 period.  During the nine months ended September 30, 2006, other noninterest income decreased $5,982,000 to $2,133,000 compared to $8,115,000 during the same period in 2005. The decrease for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to an aggregate $6,160,000 in special distributions received during the first two quarters of 2005, as a result of the merger of PULSE EFT Association with Discover Financial Services.

NONINTEREST EXPENSE

A detailed summary of noninterest expense follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2006	2005	2006	2005
	(Unaudited)
Salaries and Wages	$19,575	$16,694	$56,967	$49,505
Employee Benefits	5,524	5,192	15,459	14,708
Total Salaries and Employee Benefits	25,099	21,886	72,426	64,213
Occupancy Expense, Net	4,059	3,749	11,759	10,905
Equipment Expense	3,805	3,515	10,895	10,448
Other Real Estate (Income) Expense, Net
Rental Income	(82)	(12)	(213)	(47)
(Gain) Loss on Sale	(186)	45	(894)	137
Operating Expenses	464	272	1,050	743
Write-Downs	396	—	396	119
Total Other Real Estate Expense, Net	592	305	339	952
Amortization of Identifiable Intangibles	1,258	1,514	4,266	5,007
Other Noninterest Expense
Advertising and Public Relations	1,721	1,299	4,433	4,219
Data Processing and Check Clearing	2,086	1,896	6,597	5,717
Director Fees	186	192	577	573
Franchise Tax	230	101	691	351
Insurance	258	207	666	508
FDIC Insurance	174	165	512	506
Legal	830	397	1,854	1,014
Professional Fees	1,295	1,215	4,024	3,396
Postage, Delivery and Freight	429	744	1,563	2,126
Printing, Stationery and Supplies	675	854	2,358	2,761
Software Amortization	647	658	1,871	1,919
Telephone	445	412	1,347	1,369
Other Losses	1,491	502	2,320	944
Miscellaneous Expense	1,867	1,372	4,980	4,336
Total Other Noninterest Expense	12,334	10,014	33,793	29,739
Total Noninterest Expense	$47,147	$40,983	$133,478	$121,264

Noninterest expense of $47,147,000 for the three months ended September 30, 2006 increased $6,164,000 or 15.0% compared to $40,983,000 for the same period in 2005. For the nine months ended September 30, 2006, noninterest expense totaled $133,478,000 compared to $121,264,000 for the same period in 2005, representing an increase of $12,214,000 or 10.1%.

The efficiency ratio was 55.57% for the three months ended September 30, 2006 compared to 51.48% for the same period in 2005. For the nine months ended September 30, 2006, the efficiency ratio was 53.48% compared to 50.31% for the same period in 2005. The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.

Salaries and employee benefits, the largest category of noninterest expense, of $25,099,000 for the three months ended September 30, 2006 increased $3,213,000 or 14.7% compared to $21,886,000 for the third quarter 2005. The increase is attributable to salary increases, increases in retirement plan and bonus expense, higher staffing levels in certain departments primarily due to expansion and enhancement of the Company’s Bank Secrecy Act/Anti-Money Laundering compliance program and the effect of expensing stock options.  These increases were partially offset by staff reductions in other areas.  Retirement plan and bonus expense was $1,333,000 for third quarter 2006 compared to $324,000 for the third quarter 2005. The Company did not accrue bonuses in 2005. Stock-based compensation expense for the third quarter 2006 was $796,000. Salaries and employee benefits for the nine months ended September 30, 2006 totaled $72,426,000, reflecting an increase of $8,213,000 or 12.8% from the comparable prior year period. The increase reflects salary increases, increases in retirement plan and bonus expense, higher staffing levels in certain departments primarily due to expansion and enhancement of the Company’s Bank Secrecy Act/Anti-Money Laundering compliance program and the effect of expensing stock options. Retirement plan and bonus expense was $3,939,000 for the nine months ended September 30, 2006 compared to $734,000 for the corresponding 2005 period. Stock-based compensation expense for the nine months ended September 30, 2006 was $2,201,000. Salaries and employee benefits, annualized, averaged 1.45% of average assets for the three months ended September 30, 2006 compared to 1.39% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, salaries and employee benefits, annualized, averaged 1.44% of average assets compared to 1.40% for the nine months ended September 30, 2005.

Occupancy expense, net, of $4,059,000 for the three months ended September 30, 2006 increased by $310,000 or 8.3% compared to $3,749,000 for third quarter 2005. For the nine months ended September 30, 2006, occupancy expense, net, increased $854,000 or 7.8% to $11,759,000 compared to the same period in 2005. The increases to both periods resulted primarily from increases to utilities expense and property insurance expense. Texas State Bank operated 73 banking locations as of September 30, 2006 compared to 71 as of September 30, 2005.

Equipment expense of $3,805,000 for the three months ended September 30, 2006 increased $290,000 or 8.3% from $3,515,000 for the same period in 2005. The increase resulted from an increase in equipment service contracts of $355,000, partially offset by a decrease in depreciation expense on furniture, fixtures and equipment of $108,000 compared to the corresponding period in 2005. For the nine months ended September 30, 2006, equipment expense totaled $10,895,000, reflecting an increase of $447,000 or 4.3% compared to the same period in 2005. The increase resulted primarily from an increase in equipment service contracts of  $634,000, partially offset by a decrease in depreciation expense on furniture, fixtures and equipment of $156,000 compared to the corresponding period in 2005.

Other real estate expense, net, includes income from foreclosed properties, gain or loss on sale of other real estate properties, operating expenses and write-downs. Write-downs of other real estate are required if the fair value of an asset acquired in a loan foreclosure subsequently declines below its carrying value. Other real estate expense, net, was $592,000 for the three months ended September 30, 2006 compared to $305,000 for the three months ended September 30, 2005. The increase is attributable to an increase of $192,000 in operating expenses as well as $396,000 recorded in write-downs, of which none were recorded for the corresponding period in 2005. These increases were partially offset by a change in (gain) loss on sale of other real estate of $(231,000) for the third quarter 2006 compared to the third quarter 2005. For the nine months ended September 30, 2006, other real estate expense, net, was $339,000 compared to $952,000 reported for the corresponding period in 2005. The decrease in other real estate expense, net, is primarily attributable to a change in (gain) loss on sale of other real estate of $(1,031,000) for the nine months ended September 30, 2006 compared to the same period in 2005. This change was partially offset by an increase of $307,000 in operating expenses for the nine months ended September 30, 2006 compared to the same prior year period.

Amortization of identifiable intangibles of $1,258,000 for the three months ended September 30, 2006 decreased $256,000 or 16.9% compared to $1,514,000 for the same period in 2005 primarily due to a $237,000 decrease in core deposit intangible (CDI) amortization. For the nine months ended September 30, 2006, amortization of identifiable intangibles decreased $741,000 or 14.8% to $4,266,000, compared to the same prior year period. The decrease is primarily the result of a $666,000 decrease in CDI amortization.  CDI is amortized using an economic life method based on deposit attrition projections derived from nationally-observed patterns within the banking industry.  As a result, CDI amortization will decline over time with most of the amortization during the initial years.

Other noninterest expense of $12,334,000 increased $2,320,000 or 23.2% compared to third quarter 2005.  The increase was primarily due to increases in advertising and public relations expenses, legal fees associated with the BBVA merger transaction, and writedowns on two repossessed assets to their net realizable values based upon offers to purchase those assets. For the nine months ended September 30, 2006, other noninterest expense of $33,793,000 increased $4,054,000 or 13.6% compared to the corresponding 2005 period.  The increase was primarily due to increased fees for data processing, higher legal and professional fees, and writedowns on two repossessed assets to their net realizable values based upon offers to purchase those assets.

INCOME TAX EXPENSE

The Company recorded income tax expense of $7,898,000 for the three months ended September 30, 2006 compared to $10,073,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, income tax expense totaled $26,902,000 compared to $34,315,000 for the same prior year period. The decrease in income tax is primarily due to a decreased level of pretax income for the three and nine months ended September 30, 2006 compared to the same periods in 2005. The Company’s effective tax rate was 33.2% for the nine months ended September 30, 2006 and 34.4% for the nine months ended September 30, 2005. The decrease in the effective tax rate is primarily attributable to an increase in tax-exempt income as a percentage of income before income tax expense.

CAPITAL ADEQUACY

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2006, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.51%, a Tier I risk-based capital ratio of 11.27% and a Tier I leverage ratio of 8.21%.

Shareholders’ equity increased by $42,400,000 or 6.6% during the nine months ended September 30, 2006 primarily due to comprehensive income of $59,528,000 less cash dividends of $23,013,000 declared during the period.  In addition, the Company received $3,138,000 in proceeds from the exercise of stock options and increased shareholders’ equity for stock-based compensation of $2,201,000 during the period.  Comprehensive income for the period included net income of $54,122,000 and net unrealized gain on securities available for sale, net of tax and reclassification adjustment, of $5,406,000.

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

Cash and assets which are readily marketable, or which can be pledged, or which will mature in the near future, provide asset liquidity. These include cash, interest-bearing deposits, federal funds sold, time deposits, U.S. Treasury, U.S. Government Agency and mortgage-backed securities. The Company’s liquidity ratio, defined as cash, U.S. Treasury, U.S. Government Agency, mortgage-backed securities, interest-bearing deposits, time deposits and federal funds sold as a percentage of deposits, increased to 34.5% at September 30, 2006 compared to 33.9% at December 31, 2005.

Liquidity is also provided by access to core funding sources, principally various customers’ interest-bearing and noninterest-bearing deposit accounts in the Company’s market areas. The Company does not have, nor does it solicit, brokered deposits. Foreign deposits represent 7.6% of deposits at September 30, 2006 and December 31, 2005. Federal funds purchased and short-term borrowings are additional sources of liquidity. At September 30, 2006, the Company had lines of credit totaling $155,000,000 with correspondent banks for short-term liquidity needs. In addition, the Company had available credit of $1,233,835,000 from the Federal Home Loan Bank, of which $40,110,000 was advanced at September 30, 2006. These sources of liquidity are short-term in nature and are used, as necessary, to fund asset growth and meet short-term liquidity needs.

The Company enters into contractual commitments to extend credit, normally with a fixed expiration date, at specified rates and for specific purposes. All of the Company’s commitments are contingent upon the customer maintaining specific credit standards at the time of the loan funding. At September 30, 2006, the Company had outstanding commitments to extend credit of $830,225,000, standby letters of credit of $76,639,000 and credit card guarantees of $1,024,000. The Company guarantees the credit card debt of certain customers to the merchant bank that issues the cards, up to the customers’ credit limit. In addition, the Company had construction and real estate commitments of $77,000 at September 30, 2006.

During the nine months ended September 30, 2006, funds for $419,264,000 of securities purchased and $218,628,000 of net loan originations and advances came from various sources, including $232,780,000 of proceeds from security sales and maturities, a net increase in deposits of $318,553,000 and $89,421,000 from operating activities.

The Company is primarily dependent on dividend and interest income from the Bank for its liquidity. Applicable Federal Reserve Board regulations provide that bank holding companies are permitted by regulatory authorities to pay cash dividends on their common or preferred stock if consolidated earnings and consolidated capital are within regulatory guidelines. At September 30, 2006, an aggregate of $96,400,000 was available for payment of dividends by the Bank to the Company under the applicable limitations and without regulatory approval.

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

The following table summarizes the simulated change in net interest income over a 12-month period as of September 30, 2006 and December 31, 2005:

		Increase (Decrease) in
Changes in Interest	Estimated Net	Net Interest Income
Rates (Basis Points)	Interest Income	Amount	Percent
	(Dollars in Thousands)
September 30, 2006 (Unaudited)
+100	$281,202	$2,592	0.9%
—	278,610	—	—
-100	279,271	661	0.2
December 31, 2005
+100	$271,550	$6,333	2.4%
—	265,217	—	—
-100	262,679	(2,538)	(1.0)

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2005, the Company was named in a lawsuit along with several other defendants, including Joe Penland, Sr., a director of the Company, and Texas State Bank.  The plaintiffs in that lawsuit purported to act as the assignees of the former Mauriceville National Bank (“Mauriceville”) and as co-agents on behalf of Mauriceville’s former shareholders.  The lawsuit sought recovery, among other things, of funds lost by Mauriceville arising out of an alleged check kiting scheme involving cashier’s checks issued by Mauriceville and customer checks drawn on Community Bank & Trust, S.S.B. (“Community”) and another bank.  Plaintiffs sought recovery of $3,374,256, plus an unspecified amount of consequential damages, interest, attorneys’ fees and expenses.  Community was acquired by the Company as part of its acquisition of Southeast Texas Bancshares, Inc. in March 2004.  During the third quarter 2006, the plaintiffs in this lawsuit agreed to dismiss the case against Mr. Penland and the Bank.

Subsequent to this lawsuit, Mr. Penland filed a lawsuit against several individuals and companies that were involved in the first lawsuit.  This litigation relates to the same businesses involved in the check kiting scheme that is the subject of the first lawsuit.  The Company and the Bank were not named as original parties in the second lawsuit.

In December 2005, one of the defendants in the second lawsuit filed a counterclaim and third party petition against the Company and the Bank as the successor-in-interest to Community.  In this counterclaim and third party petition, the plaintiff claims, among other things, that Community, acting in concert with Mr. Penland, tortiously interfered with existing contracts, breached an agreement with the plaintiffs and breached fiduciary duties and duties of good faith and fair dealing owed to the plaintiff.  The plaintiff also claims that the wrongful actions he asserts in the litigation constitute fraud, constructive fraud and/or fraudulent concealment, and negligence, gross negligence and negligent misrepresentation. The plaintiff claims both actual and punitive damages of an unspecified amount. The Company denies the allegations and intends to vigorously defend the lawsuit. In addition, the Company has notified its insurance carriers of the claim.  There have been no material developments in this litigation during the third quarter 2006.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of the Company was held on September 25, 2006. The following matters were submitted to a vote of the Company’s shareholders at the meeting.

The Agreement and Plan of Merger dated June 12, 2006 between Texas Regional and BBVA was approved:

Total Votes For	Total Votes Withheld	Total Votes Against
44,799,430	21,368	94,287

ITEM 6. EXHIBITS

(a)          The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)	Exhibits — The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

2.1

Purchase and Assumption Agreement, dated as of October 10, 2006, by and among Texas State Bank, a Texas state banking association and First National Bank, a national banking association (incorporated by reference from Form 8-K filed October 11, 2006, Commission File No. 000-14517).

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

TEXAS REGIONAL BANCSHARES, INC.
(Registrant)

November 9, 2006	/s/ G. E. Roney
Glen E. Roney
Chairman of the Board, President
& Chief Executive Officer

November 9, 2006	/s/ John A. Martin
John A. Martin
Executive Vice President
& Chief Financial Officer